Form 10-Q
period 2008-06-30
Hatteras Financial Corp
filed 2008-08-04
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-34030

HATTERAS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	26-1141886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Oakwood Drive, Suite 340 Winston Salem, North Carolina	27103
(Address of principal executive offices)	(Zip Code)

(336) 760-9347

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2008
Common Shares of Beneficial Interest ($0.001 par value)	26,777,037

PART I. Financial Information

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

	June 30, 2008	December 31, 2007
(In thousands)	(unaudited)
Assets
Mortgage-backed securities, at fair value (including pledged assets of $4,639,175 and $1,540,718 at June 30, 2008 and December 31, 2007, respectively)	$5,097,189	$1,619,290
Cash and cash equivalents	147,226	18,442
Restricted cash	5,912	—
Accrued interest receivable	26,571	8,556
Principal payment receivable	9,785	—
Interest rate hedge asset	9,141	—
Other assets	858	100

Total assets	$5,296,682	$1,646,388

Liabilities and shareholders’ equity
Repurchase agreements	$4,387,739	$1,475,512
Accrued interest payable	5,282	5,197
Interest rate hedge liability	1,792	—
Payable for unsettled securities	319,541	—
Dividend payable	20,082
Accounts payable and other liabilities	1,070	323

Total liabilities	4,735,506	1,481,032

Shareholders’ equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,777,037 and 8,368,037 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	27	8
Additional paid-in capital	572,296	157,249
Retained earnings	1,692	1,248
Accumulated other comprehensive (loss)/income	(12,839)	6,851

Total shareholders’ equity	561,176	165,356

Total liabilities and shareholders’ equity	$5,296,682	$1,646,388

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended June 30, 2008 (Unaudited)	Six months Ended June 30, 2008 (Unaudited)	Period from September 19, 2007 (Date of Inception)- December 31, 2007
Interest income:
Interest income on mortgage-backed securities	$42,531	$68,040	$6,718
Interest income on short-term cash investments	915	1,453	578

Interest income	43,446	69,493	7,296
Interest expense	20,823	37,210	5,332

Net interest income	22,623	32,283	1,964

Operating expenses:
Management fee	1,570	2,497	367
Share based compensation	294	598	203
General and administrative	358	472	146

Total operating expenses	2,222	3,567	716

Net income	$20,401	$28,716	$1,248

Earnings per share - common stock, basic and diluted	$0.88	$1.61	$0.15

Dividends per share	$1.10	$1.44	$—

Weighted average shares outstanding	23,108,773	17,816,977	8,368,037

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For Period from September 19, 2007 (Date of Inception) to December 31, 2007 and six months ended June 30, 2008 (unaudited)

(In thousands)	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Shares	Amount
Balance at September 19, 2007
Issuance of common stock	—	8,204	$8	$157,046	$—	$—	$157,054
Issuance of restricted stock		164	—	—	—	—	—
Share based compensation expense	—	—	—	203	—	—	203
Comprehensive income:
Net income	—	—	—	—	1,248	—	1,248
Other comprehensive income:
Unrealized gains on securities available for sale		—	—	—	–	6,851	6,851

Comprehensive income							8,099

Balance at December 31, 2007	—	8,368	$8	$157,249	$1,248	$6,851	$165,356

Issuance of common stock	—	6,900	7	158,736			158,743
Share based compensation expense	—			304			304
Dividends on common stock	—				(2,845)		(2,845)
Comprehensive income:							—
Net income					8,315		8,315
Other comprehensive income:
Net unrealized gains on securities available for sale						1,587	1,587
Net unrealized loss on interest rate hedges						(2,060)	(2,060)

Comprehensive income	—						7,842

Balance at March 31, 2008	—	15,268	$15	$316,289	$6,718	$6,378	$329,400

Issuance of common stock	—	11,500	12	255,713			255,725
Issuance of restricted stock		9	—	—	—	—	—
Share based compensation expense	—	—	—	294			294
Dividends on common stock	—				(25,427)		(25,427)
Comprehensive income:							—
Net income					20,401		20,401
Other comprehensive income:
Net unrealized loss on securities available for sale						(28,626)	(28,626)
Net unrealized gain on interest rate hedges						9,409	9,409

Comprehensive income	—						1,184

Balance at June 30, 2008	—	26,777	$27	$572,296	$1,692	$(12,839)	$561,176

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(In thousands)	Six months Ended June 30, 2008 (Unaudited)	September 19, 2007 (Date of Inception) to December 31, 2007
Operating activities
Net income	$28,716	$1,248
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of MBS premium	2,915	76
Amortization related to interest rate hedges	19
Share based compensation expense	598	203
Changes in operating assets and liabilities:
Increase in restricted cash	(5,912)	—
Increase in accrued interest receivable	(18,015)	(8,556)
Increase in principal payment receivable	(9,785)	—
Increase in other assets	(777)	(100)
Increase in accrued interest payable	85	5,197
Increase in accounts payable and other accrued expenses	747	323

Net cash used in operating activities	(1,409)	(1,609)
Investing activities
Purchases of mortgage-backed securities	(3,378,042)	(1,616,761)
Principal repayments of mortgage-backed securities	189,729	4,246

Net cash used in investing activities	(3,188,313)	(1,612,515)
Financing activities
Issuance of common stock, net of cost of issuance	414,468	157,054
Cash dividends paid	(8,189)	—
Proceeds from repurchase agreements	14,781,909	1,510,987
Principal repayments on repurchase agreements	(11,869,682)	(35,475)

Net cash provided by financing activities	3,318,506	1,632,566
Net increase in cash and cash equivalents	128,784	18,442
Cash and cash equivalents, beginning of period	18,442	—

Cash and cash equivalents, end of period	$147,226	$18,442

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$37,125	$136

Supplemental disclosure of noncash investing activity
Obligation to brokers incurred for purchase of mortgage-backed securities	$319,541	$—

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

June 30, 2008

(Dollars in thousands)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. government and U.S. government sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. The Company is externally managed by Atlantic Capital Advisors LLC.

The Company will elect to be taxed as a real estate investment trust (“REIT”). As a result, the Company does not pay federal income taxes on taxable income distributed to shareholders if certain REIT qualification tests are met. It is the Company’s policy to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.

In November 2007, the Company consummated its initial private offering and sold 8,203,937 shares of its common stock at $20.00 per share. Net proceeds from the initial private offering totaled $157,054. In February 2008, the Company sold 6,900,000 shares of its common stock in its second private offering at $24.00 per share. Net proceeds from this offering totaled $158,743. On April 30, 2008, the Company completed its initial public offering and sold 11,500,000 shares of its common stock at $24.00 per share. Net proceeds from this offering totaled $255,725. The Company’s common stock trades on the New York Stock Exchange under the symbol HTS.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 thereto incorporated by reference in the Company’s Registration Statement on Form S-11 filed on February 20, 2008, as amended. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All references to the “period ended December 31, 2007” indicate the period from September 19, 2007 (date of inception) to December 31, 2007.

Interest Income

Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities is amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code. Provided the Company qualifies as REIT, the Company will routinely distribute all or substantially all of its taxable income generated from operations to its shareholders. The Company will generally not be subject to Federal income tax to the extent that it distributes of its current distributions to its shareholders, and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in compensation expense of $598 for the six months ended June 30, 2008 and $203 for the period ended December 31, 2007. The Company issued 9,000 restricted shares of common stock in the quarter ended June 30, 2008.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options.

Recent Accounting Pronouncements

Accounting for Acquisitions of Mortgage Securities Seller-Financed Using Repurchase Arrangements

From time to time the Company may finance acquisitions of MBS with the seller using repurchase arrangements. Consistent with prevailing industry practice, the Company will record such assets and the related financings gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, the asset will typically be a security held available-for-sale, and any change in fair value of the asset is recorded as a component of other comprehensive income (loss).

In February 2008, the FASB issued FSP FAS 140-3, relating to FASB SFAS No. 140, to address questions as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. FASB’s staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that this accounting pronouncement will have any impact on its financial statements. Since inception, the Company has had no seller-financed transactions.

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

3. Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157” or the “Standard”) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The Standard is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of this Statement had no effect on its financial condition or its results of operations.

The fair values of the Company’s mortgage backed securities and interest rate hedges based on the level of inputs are summarized below:

	June 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	—	$5,097,189	—	$5,097,189
Interest rate hedges		9,141		$9,141

Total	$0	5,106,330	—	$5,106,330

Liabilities
Interest rate hedges	—	1,792	—	$1,792

Total	$0	$1,792	—	$1,792

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent securities dealers and averaging the three valuations. If the fair value of a security is not available from a dealer or third-party pricing service, the Company estimates the fair value of the security using a variety of methods including, but not limited to, independent pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and fundamental analysis. At June 30, 2008, all of the Company’s MBS values were based on third-party values. The Company’s MBS portfolio consists solely of agency MBS, which carry an AAA rating. The following table presents certain information about the Company’s MBS at June 30, 2008.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$3,662,270	$(23,434)	$8,605	$3,647,441
Freddie Mac Certificates	1,455,107	(9,654)	4,295	1,449,748

Total MBS	$5,117,377	$(33,088)	$12,900	$5,097,189

The following table presents certain information about the Company’s MBS at December 31, 2007.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$1,024,660	$—	$4,721	$1,029,381
Freddie Mac Certificates	587,779	—	2,130	589,909

Total MBS	$1,612,439	$—	$6,851	$1,619,290

The components of the carrying value of available-for-sale MBS at June 30, 2008, and December 31, 2007 are presented below.

	June 30, 2008	December 31, 2007
Principal balance	$4,738,015	$1,594,238
Unsettled securities	319,541
Unamortized premium	59,865	18,201
Unamortized discount	(44)
Gross unrealized gains	12,900	6,851
Gross unrealized losses	(33,088)	—

Carrying value/Estimated fair value	$5,097,189	$1,619,290

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At June 30, 2008, the Company had the following securities in a loss position presented below:

	Less than 12 months
	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	2,265,244	(23,434)
Freddie Mac Certificates	739,859	(9,654)
Total Temporarily

Impaired Securities	3,005,103	(33,088)

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including but not limited to: the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and Company’s intent and ability to hold the investment until the value recovers to cost. At June 30, 2008, the Company considered none of its securities to be other-than-temporarily impaired.

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended June 30, 2008, six months ended June 30, 2008 and the period from commencement until December 31, 2007.

	Quarter Ending June 30, 2008	Six Months Ending June 30, 2008	December 31, 2007
Coupon interest on MBS	$44,243	$70,955	$6,794
Premium amortization	(1,712)	(2,915)	(76)

Interest income on MBS, net	$42,531	$68,040	$6,718

The contractual maturity of the mortgage-backed securities ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at June 30, 2008 and December 31, 2007.

( In Thousands)	Fair Value	June 30, 2008 % of Total	Weighted Average Coupon	Fair Value	December 31, 2007 % of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$351,951	6.9%	5.16%	$186,436	11.5%	5.40%
37 - 60 Months	3,200,437	62.8%	5.31%	989,804	61.1%	5.77%
61 - 85 Months	1,544,801	30.3%	5.29%	443,050	27.4%	5.83%

Total MBS	$5,097,189	100.0%	5.29%	$1,619,290	100.0%	5.75%

5. Repurchase Agreements

At June 30, 2008, and December 31, 2007, the Company had repurchase agreements in place in the amount of $4,387,739 and $1,475,512, respectively, to finance MBS purchases. During the second quarter of 2008 the average interest rate on cost of funds was 2.52% and for the period ended December 31, 2007 the average interest rate on these borrowings was 4.86%. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At June 30, 2008, and December 31, 2007, respectively, the Company had repurchase agreements outstanding with 13 and 9 counterparties with a weighted average contractual maturity of 3 months and 2 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30, 2008		December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$2,586,487	2.48%	$1,092,287	5.03%
30 days to 3 months	1,401,252	2.47%	283,225	4.72%
3 months to 36 months	400,000	3.20%	100,000	3.72%

	$4,387,739	2.54%	$1,475,512	4.88%

At June 30, 2008, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities (Dollars in Thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$537,186	$37,592	56	12.4%
Deutsche Bank Securities Inc.	488,619	35,754	26	11.1%
Credit Suisse Securities (USA) LLC	466,680	31,994	39	10.6%
Morgan Stanley & Co. Incorporated	461,670	17,667	16	10.5%
BNP Paribas Securities Corp	460,708	29,689	56	10.5%
South Street Securities LLC (2)	446,161	23,371	25	10.2%
Citigroup Global Markets Inc.	400,000	20,055	573	9.1%
Barclays Capital Inc.	299,695	13,767	28	6.8%
Merrill Lynch Government Securities Inc.	273,595	21,385	16	6.2%
Greenwich Capital Markets, Inc.	192,983	12,503	25	4.4%
JP Morgan Securities, Inc.	167,470	10,417	25	3.8%
Lehman Brothers, Inc.	103,761	11,961	25	2.4%
Morgan Keegan & Company, Inc.	89,211	5,630	56	2.0%

Total	$4,387,739	$271,785		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as agent for this counterparty.

6. Interest Rate Swap Agreements

The Company finances its activities primarily through repurchase agreements, which generally are settled on a short-term basis, usually one or two months. Therefore, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreement changes on a monthly basis, the Company is exposed to changing interest rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap agreements. At June 30, 2008, the Company had entered into eleven interest rate swap agreements described as follows.

(in thousands) Counterparty	Notional Amount	Payment		Remaining Term in Months	Fixed Interest Rate in Contract
		Beginning Date	Ending Date
J P Morgan Chase	$100,000	1/31/2008	7/30/2010	25	2.85%
Merrill Lynch Capital Services, Inc.	50,000	2/7/2008	5/31/2010	23	2.69%
Merrill Lynch Capital Services, Inc.	50,000	2/13/2008	5/20/2010	23	2.67%
Bank of America, N.A.	100,000	3/4/2008	3/31/2011	33	2.75%
Bank of America, N.A.	100,000	4/21/2008	4/20/2011	34	2.80%
Merrill Lynch Capital Services, Inc.	100,000	5/13/2008	8/31/2011	39	3.26%
Merrill Lynch Capital Services, Inc.	100,000	5/30/2008	5/31/2011	36	3.46%
Bank of America, N.A.	100,000	5/30/2008	11/30/2010	29	3.29%
Credit Suisse International	100,000	6/30/2008	1/31/2011	32	3.89%
Credit Suisse International	100,000	6/30/2008	12/31/2010	30	3.86%
Deutsche Bank AG	100,000	7/2/2008	6/30/2011	37	3.76%

	$1,000,000		weighted average	32	3.26%

All the interest rate swap agreement are “pay fixed/receive floating,” have a fixed rate as shown in the table and are indexed off the one-month LIBOR. The Company has designated these agreements as cash flow hedges of the interest expense on the first identified $1 billion of repurchase agreements each month.

At June 30, 2008, the net cumulative gain of $7,349 from changes in the interest rate swaps’ fair value is included in accumulated other comprehensive income. This unrealized gain will be reclassified and realized in the income statement when interest is paid on the related repurchase agreements.

9. Earnings per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings Per Share
For the quarter ended June 30, 2008
Net income	$20,401	23,108,773	$0.88
Add effect of dilutive securities:
Options	—	4,698	—

Diluted Earnings per share	$20,401	23,113,471	$0.88

For the six months ended June 30, 2008
Net income	$28,716	17,816,977	$1.61
Add effect of dilutive securities:
Options	—	3,639	—

Diluted Earnings per share	$28,716	17,820,616	$1.61

10. Transactions with Related Parties

Management Fees

The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”) pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors which includes four independent directors. The Management Agreement expires on November 5, 2010 and is automatically renewed for a one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management may result in no or a capped termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and overhead expenses (such as rent, utilities, furniture and equipment, bookkeeping and other back office expenses.)

ACA is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount determined as follows:

•	for the Company’s equity up to $250 million, 1.50% (per annum) of equity; plus

•	for the Company’s equity in excess of $250 million and up to $500 million, 1.10% (per annum) of equity; plus

•	for the Company’s equity in excess of $500 million and up to $750 million, 0.80% (per annum) of equity; plus

•	for the Company’s equity in excess of $750 million, 0.50% of equity.

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the six months ended June 30, 2008 and period from September 19, 2007 to December 31, 2007, the Company incurred $1,570 and $367 in management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to management of $598 and $ 203 for the same period. At June 30, 2008 and December 31, 2007, the Company owed ACA $591 and $197, respectively, for the management fee, which is included in accounts payable and other liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,”“our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency securities refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; hybrids refers to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our registration statement on Form S-11 filed February 20, 2008, as amended.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or issued by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities less premium amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio or our hedging instruments.

In November 2007, we completed our initial private offering of 8,203,937 shares of our common stock for $20.00 per share and commenced operations. We received approximately $157.1 million in net proceeds from our initial private offering after offering expenses. In February 2008, we completed a second private offering in which we sold an aggregate of 6,900,000 shares of our common stock for $24.00 per share. We received approximately $158.7 million in net proceeds from our second private offering after offering expenses. We have invested substantially all the net proceeds of our private offerings and related repurchase borrowings in agency securities in accordance with our investment strategy. In April 2008 we completed our initial public offering in which we sold an aggregate of 11,500,000 shares of our common stock at $24 per share for net proceeds of approximately $255.7 million after offering expenses.

As of June 30, 2008 and December 31, 2007, our portfolio consisted of approximately $5.1 billion and $1.6 billion, respectively, in market value, of agency hybrid ARM securities with fixed-interest rate periods of three years, five years or seven years.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts) As of	Agency Securities	Repurchase Agreements	Equity	Shares of Common Stock Outstanding	Book Value Per Share	Weighted Average Earnings Per Share
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the constant prepayment rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our agency securities owned at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. Increases in these rates will tend to decrease our net interest income and the market value of our assets (and therefore our book value), and could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face, value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer.

While we intend to use hedging to mitigate some of our interest rate risk, we do not intend to hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our hedging activities;

•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

Our manager is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors” in our registration statement on Form S-11 (File No. 333-149314) filed on February 20, 2008, as amended.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

In recent months, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities and AAA-rated RMBS, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. The recent turmoil in the residential mortgage sector, however, and concerns over the financial condition of

Fannie Mae and Freddie Mac have increased credit spreads and decreased price stability of agency securities. Freddie Mac and Fannie Mae have recently reported substantial losses. Any failure of Freddie Mac or Fannie Mae to honor their guarantees of agency securities would cause a significant decline in the value and cash flow of the agency securities in our portfolio.

In March 2008, in response to the credit market disruption, the Office of Federal Housing Enterprise Oversight, which oversees Fannie Mae and Freddie Mac, announced a reduction in the mandatory capital reserve Fannie Mae and Freddie Mac must maintain in respect of bad loans. Other recent government actions involving Fannie Mae and Freddie Mac included an increase in the maximum conforming mortgage size (the maximum individual mortgage size that Freddie Mac or Fannie Mae may purchase) from the previous cap of $417,000 to a new cap based on the average home prices in various markets, up to $729,750 in certain high-cost markets.

We believe that the above actions reflect the intention of the federal government to stabilize agency security prices, support the mortgage and housing markets and increase the general liquidity of the agency securities market. However, the general market perception of the strength of Fannie Mae and Freddie Mac continued to decline, with their common stock price falling substantially since early June 2008 on speculation that these agencies would be unable to meet their future financial commitments. In response the Federal Reserve and the Department of the Treasury have recently confirmed their commitment to support Fannie Mae and Freddie Mac with a variety of proposed measures, including increasing their line of credit with each organization and getting approval for the Treasury to buy common shares of each company. We believe this will further stabilize their financial status and market confidence.

Credit Spreads

The credit market disruption of March 2008 and its aftermath caused the yields on U.S. Treasury securities to decline more than yields on our agency securities, resulting in historically wide differences between the two yields, or spread relationship (also called the credit spread). On March 13, 2008, for example, the yield difference between a hybrid ARM and a like duration U.S. Treasury security was in excess of 3.0%. As a result, the value of our agency securities had declined in value as of such date (as compared to the period when the spread relationship was narrower). Since March 13, 2008, the spread relationship has narrowed and the value of our agency securities has increased proportionately. If credit market concerns grow and agency security yield spreads increase, the value of our portfolio may decline. Moreover, most institutions from which we obtain repurchase financing have increased their capital requirements, or haircut, from approximately 3.0% on average to approximately 5.0% on average, which requires us to post additional collateral for our loans. If credit market conditions worsen, and our lending institutions increase haircuts further, we may be required to sell our agency securities at a loss to reduce our leverage.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate seven times from 5.25% to 2.0%. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day London Interbank Offered Rate, or LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates were significantly higher than the target Federal Funds Rate. The difference between these rates has remained volatile, alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio and our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30 Day LIBOR	Federal Funds
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

Investing the Proceeds of our Offerings

We began investing the proceeds of our initial private offering following closing on November 5, 2007. Although market conditions were volatile at the time, we believed that conditions were conducive to investing in agency securities backed by hybrid ARMs. Relative spreads between agency securities and U.S. Treasury securities were historically wide, and short-term interest rates had fallen faster than long-term rates. Accordingly, we undertook to build a portfolio of three-, five and seven-year hybrid ARMS and at December 31, 2007 we had a portfolio of approximately $1.619 billion with a portfolio average coupon of 5.74%, purchased at an average price of $101.14 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. We financed approximately $1.376 billion of our December 31, 2007 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with eight counterparties. Based on our view of market conditions, we did not enter into any interest rate swaps prior to December 31, 2007 and limited borrowings with maturities greater than 90 days to $100.0 million. The limited hedging of interest rate risk prior to December 31, 2007 exposed us to the risk of a significant reduction in net interest margin and the value of our portfolio if interest rates had increased before re-pricing of our repurchase borrowings.

We began investing the proceeds of our second private offering following closing on February 5, 2008. Based on our view of the market for agency securities at that time, we believed that conditions were conducive to additional investment in agency securities. Agency securities were still attractive even though interest rate cuts by the Federal Reserve had resulted in lower yields on these securities as compared to yields from late 2007. Accordingly, we continued to add to our portfolio by acquiring additional three-, five- and seven-year hybrid ARMS; and at March 31, 2008, we had a portfolio of approximately $3.037 billion with a portfolio average coupon of 5.39%, purchased at an average price of $101.29 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. As of March 31, 2008, we had financed approximately $2.440 billion of our March 31, 2008 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with 10 counterparties. During the quarter ended March 31, 2008, we also entered into $300.0 million of longer term repurchase borrowings with a weighted average maturity of 21 months. We use long-term repurchase agreements, interest rate swaps and interest rate caps, as part of our plan to limit our exposure to changes in interest rates. As part of that plan, we entered into interest rate swaps with three different counterparties for a total notional amount of $300.0 million during the quarter ended March 31, 2008.

We began investing the proceeds of our initial public offering following closing on April 30, 2008. Despite additional rate cuts by the Federal Reserve, agency securities remained attractively priced. Accordingly, we continued to add to our portfolio by acquiring additional three-, five- and seven-year hybrid ARMS; and at June 30, 2008, we had a portfolio of approximately $5.1 billion with a portfolio average coupon of 5.29%, purchased at a weighted average price of $101.25 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. As of June 30, 2008, we had financed approximately $4.0 billion of our June 30, 2008 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with 12 counterparties. We also had financed $0.4 billion with longer dated repurchase agreements with an average term of 19 months. In addition, we have entered into a total of $1.0 billion of interest rate swaps.

Book Value per Share

As of June 30, 2008, our book value per common share (total shareholders’ equity divided by shares outstanding) was $20.96, an increase of $1.20 from December 31, 2007. Both of our follow-on equity offerings were accretive to our initial equity offering. However, this accretion was somewhat offset by lower quarter-end fair values of the Company’s residential mortgage securities portfolio primarily as a result of changes in interest rate expectations and the continued credit market turmoil. While nearly all of the Company’s investments and all of its interest rate swap positions are reflected at fair value on the Company’s balance sheet and therefore included in the calculation of book value per common share, unrealized gains or losses on longer-term committed borrowings supporting investments in longer-to-reset ARM securities are not reflected in book value. As of June 30, 2008, these longer-term borrowings consisted of a series of repurchase arrangements with remaining terms of from 11 to 29 months.

Investments

Agency Securities

As of June 30, 2008 and December 31, 2007, our agency securities portfolio was purchased at a net premium to par, or face, value, with a weighted-average amortized cost of 101.25% and 101.14%, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2008 and December 31, 2007, we had approximately $59.9 million and $18.2 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2008, our investment portfolio consisted of agency securities as follows:

(Dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Average Market Price (5)	Market Value (6)
0-36	6.90%	$347,512	5.16%	101.19	$351,650	101.28	$351,951
37-60	62.79%	$3,167,706	5.31%	101.29	$3,208,438	101.03	$3,200,437
61-85	30.31%	$1,538,844	5.29%	101.20	$1,557,289	100.39	$1,544,801

	100.00%	$5,054,061	5.29%	101.25	$5,117,377	100.85	$5,097,189

As of December 31, 2007, our investment portfolio consisted of agency securities as follows:

(Dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost(4)	Weighted Average Market Price (5)	Market Value (6)
0-36	11.51%	$184,327	5.40%	100.99	$186,149	101.14	$186,436
37-60	61.13%	$973,221	5.77%	101.21	$984,954	101.70	$989,804
61-85	27.36%	$436,690	5.83%	101.06	$441,335	101.46	$443,050

	100.00%	$1,594,238	5.75%	101.14	$1,612,438	101.57	$1,619,290

(1)

The current face is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)

For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. We compute market value by obtaining three valuations for the mortgage security from three separate and independent securities dealers and averaging the three valuations.

(6)

Market value is the total market value for the mortgage security. We compute market value by obtaining valuations for the mortgage security from three separate and independent securities dealers and averaging the three valuations.

As of June 30, 2008 and December 31, 2007, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 61 months and 61 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on increases to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases to the interest rates on our agency securities is 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. These agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2008 and December 31, 2007, we had established 18 and 15 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under these agreements at June 30, 2008 and December 31, 2007 of $4.4 billion and $1.5 billion, respectively.

Hedging Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions from time to time. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.

As of December 31, 2007, we had not engaged in any hedging activity. As of June 30, 2008, however, we had entered into eleven interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $1.0 billion of borrowings under our repurchase agreements. We have also entered into 4 longer-term repo agreements as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Results of Operations

(in thousands, except per share amounts)	Three months ended
	June 30, 2008	March 31, 2008
Statement of Income Date
Interest income	$43,446	$26,150
Interest Expense	(20,823)	(16,490)

Net Interest Income	22,623	9,660

Operating Expenses	(2,222)	(1,345)

Net Income	$20,401	$8,315

Earnings per share - common stock, basic and diluted	$0.88	$0.71

Weighted average shares outstanding	23,108,773	11,740,082

Key Portfolio Statistics
Average MBS (1)	$3,382,343	$1,952,718
Average Repurchase Agreements (2)	$3,083,103	$1,779,171
Average Equity (3)	$508,338	$271,346
Average Portfolio Yield (4)	5.03%	5.23%
Average Cost of Funds (5)	2.70%	3.68%
Interest Rate Spread (6)	2.33%	1.55%
Return on Average Equity (7)	16.05%	12.26%
Average Annual Principal Payment Rate (8)	12.37%	15.42%
Debt to Equity (at period end) (9)	7.8:1	8.3:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by 91.
(2)

Our daily average balance outstanding under our repurchase agreements for the quarter was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the quarter by 91.

(3)	Our daily average shareholders’ equity for the quarter was calculated by dividing the sum of our daily shareholders’ equity during the quarter by 91.
(4)	Our average portfolio yield for the quarter was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds for the quarter was calculated by dividing our total interest expense (including hedges) by our average borrowings.
(6)	Our interest rate spread for the quarter was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity for the quarter was calculated by dividing net income by average equity.
(8)	Our average annual principal payment rate was calculated by dividing our total principal payments received during the quarter (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio for the quarter was calculated by dividing the amount outstanding under our repurchase agreements by total shareholders’ equity.

We commenced our operations in November 2007. Consequently, there are no prior corresponding periods for comparison. Each quarter since inception we have raised a significant amount of capital, which takes time to deploy under our investment strategy. We expect that the quarter ending September 30, 2008 will be the first quarter in which our capital will be deployed for the entire period, absent any unforeseen events. During the three month period ended June 30, 2008, we methodically invested the proceeds from our initial public offering in April 2008. Agency security purchases tend to settle towards the end of a month, therefore the first month where we consider our capital to be fully deployed will be July 2008. Since our commencement of operations, the spread between our interest income and interest expense have been at historically high levels. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained relatively wide. At June 30, 2008, the net spread for new asset purchases was approximately 2.6%. On June 30, 2008, our portfolio had an approximate yield of 5.03% and an estimated cost of funds (including hedges) of 2.7%. The yield on our assets is directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the three months ended June 30, 2008 and March 31, 2008, was 12% and 15%, respectively. Since most of our agency securities were new production or recently issued, the repayment rate for these periods may not be meaningful as a guide to future rates of repayment, which we estimate to generally be 15%-20%. Our portfolio had an average dollar price of $101.25. Keeping the price of our portfolio close to par helps predict costs associated with repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a higher price portfolio.

Our cost of funds (including hedges) for the quarter ended June 30, 2008 was 2.70%, decreasing from 3.68% in the preceding quarter which was due to the effect of Federal rate cuts. We incurred expense related to our interest rate hedges of $460,000, as compared to income of $138,000 for the preceding quarter. This was due to a combination of a lower benchmark rate (30 day LIBOR), an increase in notional amount of hedges from $0.3 billion to $1.0 billion, and changing expectations of future interest rate cuts. Additionally, we had fixed the borrowing cost on another $400 million through the use of longer term repurchase agreements.

Our total expenses for the three and six month periods were $2.2 million and $3.6 million, respectively, which represents 175 basis points and 188 basis points of average equity, respectively, on an annualized basis. Part of this decline is from our management fee, which is reduced incrementally as we raise capital. Some of this decline was offset by unusually high directors’ and officers’ insurance costs. Due to the stress in the credit markets and financial stocks, current premiums are significantly higher than what is considered normal for companies with similar market capitalizations. Although no assurances can be given, we would expect this expense to come down upon renewal as market conditions stabilize.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30,2008
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$2,586,487	2.48%	$4,032	$2,590,519
30 days to 3 months	1,401,252	2.47%	5,079	1,406,331
3 months to 36 months	400,000	3.20%	20,095	420,095

	$4,387,739	2.54%	$29,206	$4,416,945

	December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,092,287	5.03%	$2,321	$1,094,608
30 days to 3 months	283,225	4.72%	2,459	285,684
3 months to 36 months	100,000	3.72%	3,414	103,414

	$1,475,512	4.88%	$8,194	$1,483,706

We had contractual commitments under interest rate swap agreements as of June 30, 2008. These agreements were for a total notional amount of $1.0 billion, had an average rate of 3.26% and average term of 32 months.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2008 and December 31, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

The Company’s primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on its investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. The Company generally maintains liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage its long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the Company’s potential liquidity available under its borrowing arrangements. The Company currently believes that it has sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, the Company has aggressively pursued additional lending counterparties in order to help increase its financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently the Company has uncommitted repurchase facilities with a 18 lending counterparties to finance this portfolio, subject to certain conditions, and has borrowings outstanding with 13 of these counterparties, up from nine at December 31, 2007.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of June 30, 2008 (dollar amounts in thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$537,186	$37,592	12.4%
Deutsche Bank Securities Inc.	488,619	35,754	11.1%
Credit Suisse Securities (USA) LLC	466,680	31,994	10.6%
Morgan Stanley & Co. Incorporated	461,670	17,667	10.5%
BNP Paribas Securities Corp.	460,708	29,689	10.5%
South Street Securities LLC (2)	446,161	23,371	10.2%
Citigroup Global Markets Inc.	400,000	20,055	9.1%
Barclays Capital Inc.	299,695	13,767	6.8%
Merrill Lynch Government Securities Inc.	273,595	21,385	6.2%
Greenwich Capital Markets, Inc.	192,983	12,503	4.4%
JP Morgan Securities, Inc.	167,470	10,417	3.8%
Lehman Brothers, Inc.	103,761	11,961	2.4%
Morgan Keegan & Company, Inc.	89,211	5,630	2.0%

Total	$4,387,739	$271,785	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as the agent for this counterparty.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2007 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Morgan Stanley & Co. Incorporated	$273,075	$8,849	18.5%
South Street Securities LLC (2)	246,318	14,936	16.7
Bear Stearns & Co. Inc.	182,647	6,782	12.4
Credit Suisse Securities (USA) LLC	180,830	6,619	12.3
Merrill Lynch Government Securities Inc.	149,332	8,277	10.1
Deutsche Bank Securities Inc.	141,678	8,574	9.6
Greenwich Capital Markets, Inc.	111,082	5,368	7.5
Citigroup Global Markets Inc.	100,000	4,244	6.8
Barclays Capital Inc.	90,550	4,416	6.1

Total	$1,475,512	$68,064	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as the agent for this counterparty.

As of June 30, 2008, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.5% (weighted by borrowing amount). Across all of our repurchase facilities, the haircuts range from a low of 3.0% to a high of 5.0%. As of December 31, 2007, our weighted average haircut was 3.33%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “—Market Trends and the Effect of Historical Interest Rate Trends on our Portfolio,” the residential mortgage market in the United States has experienced difficult economic conditions including:

•	increased volatility of many financial assets, including agency securities and other high-quality RMBS assets, due to news of potential security liquidations;

•	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and

•	significant disruption in financing of RMBS.

If these conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

Effects of Margin Requirements, Leverage and Credit Spreads

Our agency securities have values that fluctuate according to market conditions and, as discussed above, the market value of our agency securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the agency securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for agency securities, we experience margin calls at least monthly. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in agency securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

As of June 30, 2008, the weighted average haircut under our several repurchase facilities was approximately 4.5%, our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.8:1.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At June 30, 2008 and December 31, 2007, our total borrowings were approximately $4.4 billion and $1.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.8:1 and 8.9:1 respectively.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to shareholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is the primary component of our market risk. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our investments and our related financing obligations.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the yields earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During periods of rising interest rates, the borrowing costs associated with agency securities tend to increase while the income earned on agency securities may remain substantially unchanged until the interest rates reset. This results in a narrowing of the net interest spread between the assets and related borrowings and may even result in losses. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2008, we had entered into eleven interest rate swap agreements designed to mitigate the effects of increased in interest rates under $1.0 billion of our repurchase agreements.

Hedging techniques are partly based on assumed levels of prepayments of our agency securities. If prepayments are slower or faster than assumed, the life of the agency securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Hedging techniques are also limited by the rules relating to REIT qualification. In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

Interest Rate Cap Risk

Both the ARMs and hybrid ARMs that underlie our agency securities are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate and hybrid agency securities could effectively be limited by caps. Agency securities backed by ARMs and hybrid ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We intend to fund a substantial portion of our acquisition of agency securities with borrowings that are based on LIBOR, while the interest rates on these agency securities may be indexed to LIBOR or another index rate, such as the one-year CMT rate. Accordingly, any increase in LIBOR relative to one-year CMT rates will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders. To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our manager’s experience, estimates and assumptions, including estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our manager’s estimates and assumptions.

Prepayment Risk

As we receive repayments of principal on our agency securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income. Premiums arise when we acquire agency securities at prices in excess of the principal balance of the mortgage loans underlying such agency securities. Conversely, discounts arise when we acquire agency securities at prices below the principal balance of the mortgage loans underlying such agency securities. To date, all of our agency securities has been purchased at a premium.

For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. In general, purchase premiums on investment securities are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment and cash flow activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums and a decrease in the prepayment rate will typically slow the accretion of purchase discounts, thereby reducing the yield/interest income earned on such assets.

Extension Risk

We invest in agency securities backed by hybrid ARMs, which have interest rates that are fixed for the early years of the loan (typically three, five, or seven years) and thereafter reset periodically on the same basis as agency securities backed by ARMs. We compute the projected weighted-average life of our agency securities backed by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when an agency securities backed by hybrid ARMs is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

We may structure our interest rate swap agreements to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our agency securities. However, in a rising interest rate environment, the weighted average life of the fixed-rate mortgage loans underlying our agency securities could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining agency securities would remain fixed for a period of time. This situation may also cause the market value of our agency securities to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our agency securities. We face the risk that the market value of our agency securities will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the effective duration of our assets and the effective duration of our liabilities and by estimating the time difference between the interest rate adjustment of our assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2008 and December 31, 2007, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2008

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(15)%	(1.70)%
+ 0.50%	(8)%	(0.77)%
- 0.50%	6%	0.42%
- 1.00%	13%	0.85%

December 31, 2007

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(68)%	(1.37)%
+0.50%	(33)%	(0.36)%
-0.50%	29%	0.44%
-1.00%	54%	1.13%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of agency securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our agency securities and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our agency securities and our borrowings; and

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, interest rate caps and gross reset margins of our agency securities and the interest rate indices and adjustment periods of our borrowings.

Item 4T.	Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify its financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and its manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Registration Statement on Form S-11 filed on February 20, 2008, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2008, we consummated our IPO and sold 11,500,000 shares of our common stock to the public at a public offering price of $24.00 per share. We raised $276.0 million in gross proceeds, resulting in estimated net proceeds to us of approximately $255.7 million, after deducting approximately $19.3 million in underwriting discounts and an estimated approximately $1.0 million in other expenses relating to the IPO.

All of the 11,500,000 shares were sold pursuant our registration statement on Form S-11 (File No. 333-149314), which was declared effective by the Securities and Exchange Commission on April 24, 2008. We had registered a total of $276.0 million of common stock on our registration statement. Our offering pursuant to that registration statement is now complete and has been terminated.

Keefe, Bruyette & Woods, Inc. and Banc of America Securities LLC acted as co-book running managers of our IPO, and Wachovia Capital Markets, LLC, JMP Securities LLC and Stifel, Nicolaus & Company, Incoporated acted as co-managers.

As of June 30, 2008, we had used an aggregate of approximately $255.7 million of the proceeds of our IPO to acquire agency securities that are three-year, five-year and seven-year hybrid ARMs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11(File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: August 1, 2008	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11(File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.