Form 10-Q
period 2008-09-30
Hatteras Financial Corp
filed 2008-11-04
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock ($0.001 par value)	26,777,037

PART I. Financial Information

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

(Dollars in thousands)
	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Mortgage-backed securities, at fair value (including pledged assets of $4,821,476 and $1,540,718 at September 30, 2008 and December 31, 2007, respectively)	$4,974,648	$1,619,290
Cash and cash equivalents	97,905	18,442
Restricted cash	11,751	—
Accrued interest receivable	28,520	8,556
Principal payment receivable	9,743	—
Interest rate hedge asset	6,230	—
Other assets	7,859	100

Total assets	$5,136,656	$1,646,388

Liabilities and shareholders’ equity
Repurchase agreements	$4,569,262	$1,475,512
Accrued interest payable	7,099	5,197
Interest rate hedge liability	3,987	—
Dividend payable	28,116	—
Accounts payable and other liabilities	972	323

Total liabilities	4,609,436	1,481,032

Shareholders’ equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,777,037 and 8,368,037 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	27	8
Additional paid-in capital	572,307	157,249
Retained earnings	3,297	1,248
Accumulated other comprehensive (loss)/income	(48,411)	6,851

Total shareholders’ equity	527,220	165,356

Total liabilities and shareholders’ equity	$5,136,656	$1,646,388

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Dollars in thousands, except per share amounts)	Three months Ended September 30, 2008 (Unaudited)	Nine months Ended September 30, 2008 (Unaudited)	Period from September 19, 2007 (Date of Inception) to December 31, 2007
Interest income:
Interest income on mortgage-backed securities	$65,106	$133,146	$6,718
Interest income on short-term cash investments	371	1,823	578

Interest income	65,477	134,969	7,296

Interest expense	33,251	70,460	5,332

Net interest income	32,226	64,509	1,964

Operating expenses:
Management fee	1,794	4,291	367
Share based compensation	296	894	203
General and administrative	416	888	146

Total operating expenses	2,506	6,073	716

Net income	$29,720	$58,436	$1,248

Earnings per share—common stock, basic and diluted	$1.11	$2.81	$0.15

Dividends per share	$1.05	$2.49	$—

Weighted average shares outstanding	26,777,037	20,825,468	8,368,037

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For Period from September 19, 2007 (date of Inception) to December 31, 2007 and nine months ended September 30, 2008 (unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Shares	Amount
Balance at September 19, 2007
Issuance of common stock	—	8,204	$8	$157,046	$—	$—	$157,054
Issuance of restricted stock		164	—	—	—	—	—
Share based compensation expense	—	—	—	203	—	—	203
Comprehensive income:
Net income	—	—	—	—	1,248	—	1,248
Other comprehensive income:
Unrealized gains on securities available for sale	—	—	—	—	—	6,851	6,851

Comprehensive income							8,099

Balance at December 31, 2007	—	8,368	$8	$157,249	$1,248	$6,851	$165,356

Issuance of common stock	—	18,400	19	414,164			414,183
Issuance of restricted stock		9	—	—	—	—	—
Share based compensation expense	—	—	—	894	—	—	894
Dividends declared on common stock	—	—	—	—	(56,387)	—	(56,387)
Comprehensive income:
Net income	—	—	—	—	58,436	—	58,436
Other comprehensive income:
Net unrealized loss on securities available for sale	—	—	—	—	—	(58,385)	(58,385)
Net unrealized gain on interest rate hedges	—	—	—	—	—	2,083	2,083
Net unrealized gain on receivable	—	—	—	—	—	1,040	1,040

Comprehensive income							3,174

Balance at September 30, 2008	—	26,777	$27	$572,307	$3,297	$(48,411)	$527,220

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Dollars in thousands)	Nine months Ended September 30, 2008 (Unaudited)	September 19, 2007 (Date of Inception) to December 31, 2007
Operating activities
Net income	$58,436	$1,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of MBS premium	4,768	76
Amortization related to interest rate swap agreements	44
Share based compensation expense	894	203
Hedge Ineffectiveness	(159)
Changes in operating assets and liabilities:
Increase in restricted cash	(11,751)	—
Increase in accrued interest receivable	(20,265)	(8,556)
Increase in principal payment receivable	(9,743)	—
Increase in other assets	(715)	(100)
Increase in accrued interest payable	2,085	5,197
Increase in accounts payable and other liabilities	649	323

Net cash provided by (used in) operating activities	24,243	(1,609)

Investing activities
Purchases of mortgage-backed securities	(3,828,976)	(1,616,761)
Principal repayments of mortgage-backed securities	297,135	4,246

Net cash used in investing activities	(3,531,841)	(1,612,515)

Financing activities
Issuance of common stock, net of cost of issuance	414,18 3	157,054
Cash dividends paid	(28,272)	—
Proceeds from repurchase agreements	25,537,886	1,510,987
Principal repayments on repurchase agreements	(22,336,736)	(35,475)

Net cash provided by financing activities	3,587,061	1,632,566

Net increase in cash and cash equivalents	79,463	18,442
Cash and cash equivalents, beginning of period	18,442	—

Cash and cash equivalents, end of period	$97,905	$18,442

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$68,559	$136

Supplemental schedule of non-cash financing activities
Mortgage-backed securities held under defaulted repurchase agreement, including accrued interest of $301	$114,671

Repurchase agreement offset by default of counterparty, including accrued
Interest payable of $183	$107,583

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

September 30, 2008

(Dollars in thousands, except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. The Company is externally managed by Atlantic Capital Advisors, LLC.

The Company has elected to be taxed as a real estate investment trust (“REIT”). As a result, the Company does not pay federal income taxes on taxable income distributed to shareholders if certain REIT qualification tests are met. It is the Company’s policy to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.

In November 2007, the Company consummated its initial private offering and sold 8,203,937 shares of its common stock at $20.00 per share. Net proceeds from the initial private offering totaled $157,054. In February 2008, the Company sold 6,900,000 shares of its common stock in an offering at $24.00 per share. Net proceeds from this offering totaled $158,743. On April 30, 2008 the Company completed its initial public offering and sold 11,500,000 shares of its common stock at $24.00 per share. Net proceeds from this offering totaled $255,440. The Company’s common stock trades on the New York Stock Exchange under the symbol “HTS”.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2007 thereto incorporated by reference in the Company’s Registration Statement on Form S-11 filed on February 20, 2008, as amended. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All references to the “period ended December 31, 2007” indicate the period from September 19, 2007 (date of inception) to December 31, 2007.

Interest Income

Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company will generally not be subject to Federal income tax to the extent that it distributes of its current distributions to its shareholders, and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in compensation expense of $894 for the nine months ended September 30, 2008 and $203 for the period ended December 31, 2007.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 140-3, relating to FASB SFAS No. 140 (“SFAS 140”), to address questions as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. FASB’s staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that this accounting pronouncement will have any impact on its financial statements. Since inception, the Company has had no seller-financed transactions.

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its financial statements.

3. Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157” or the” Standard”) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

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

The fair values of the Company’s MBS backed securities and interest rate hedges based on the level of inputs are summarized below:

	September 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	—	$4,974,648	—	$4,974,648
Interest rate hedges	—	6,230	—	$6,230

Total	$0	$4,980,878	—	$4,980,878

Liabilities
Interest rate hedges	—	$3,987	—	$3,987

Total	$0	$3,987	—	$3,987

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2008, all of the Company’s MBS values were based on third-party values. The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at September 30, 2008.

( In Thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$3,580,010	$(38,696)	$2,005	$3,543,318
Freddie Mac Certificates	1,446,172	(15,449)	606	1,431,330

Total MBS	$5,026,182	$(54,145)	$2,611	$4,974,648

The following table presents certain information about the Company’s MBS at December 31, 2007.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$1,024,660	$—	$4,721	$1,029,381
Freddie Mac Certificates	587,779	—	2,130	589,909

Total MBS	$1,612,439	$—	$6,851	$1,619,290

The components of the carrying value of available-for-sale MBS at September 30, 2008, and December 31, 2007 are presented below.

	September 30, 2008	December 31, 2007
Principal balance	$4,965,277	$1,594,238
Unamortized premium	60,949	18,201
Unamortized discount	(44)	—
Gross unrealized gains	2,611	6,851
Gross unrealized losses	(54,145)	—

Carrying value/Estimated fair value	$4,974,648	$1,619,290

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At September 30, 2008, the Company had the following securities in a loss position presented below:

	Less than 12 months
	FMV	Unrealized Loss
Fannie Mae Certificates	$2,689,273	$(38,696)
Freddie Mac Certificates	1,024,956	(15,449)

Total temporarily impaired securities	$3,714,229	$(54,145)

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including but not limited to: the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent and ability to hold the investment until the value recovers to cost. At September 30, 2008, the Company considered none of its securities to be other-than-temporarily impaired.

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended September 30, 2008, nine months ended September 30, 2008 and the period from commencement until December 31, 2007.

	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008	Period Ended December 31, 2007
Coupon interest on MBS	$66,960	$137,914	6,794
Premium amortization	(1,854)	(4,768)	(76)

Interest income on MBS, net	$65,106	$133,146	$6,718

The contractual maturity of the Company’s MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at September 30, 2008 and December 31, 2007.

( In Thousands)	Fair Value	September 30, 2008 % of Total	WAC	Fair Value	December 31, 2007 % of Total	WAC
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$336,529	6.8%	5.16%	$186,436	11.5%	5.40%
37 - 60 Months	3,190,718	64.1%	5.30%	989,804	61.1%	5.77%
61 - 85 Months	1,447,401	29.1%	5.29%	443,050	27.4%	5.83%

Total MBS	$4,974,648	100.0%	5.29%	$1,619,290	100.0%	5.75%

5. Repurchase Agreements

At September 30, 2008 and December 31, 2007, the Company had repurchase agreements in place in the amount of $4,569,262 and $1,475,512, respectively, to finance MBS purchases. During the third quarter of 2008, the average interest rate on cost of funds was 2.90% and for the period ended December 31, 2007 the average interest rate on these borrowings was 4.86%. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At September 30, 2008 and December 31, 2007, respectively, the Company had repurchase agreements outstanding with 11 and 9 counterparties with a weighted average contractual maturity of 3 months and 2 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30, 2008		December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$4,069,262	3.23%	$1,092,287	5.03%
30 days to 3 months	—	—	283,225	4.72%
3 months to 36 months	500,000	3.15%	100,000	3.72%

	$4,569,262	3.23%	$1,475,512	4.88%

At September 30, 2008, the Company’s repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities (dollars in thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Barclays Capital Inc.	$568,890	$30,808	25	12.5%
Bank of America Securities, LLC	523,915	32,815	23	11.5%
Citigroup Global Markets Inc.	500,000	23,174	590	10.9%
Deutsche Bank Securities Inc.	464,929	40,448	29	10.2%
Credit Suisse Securities (USA) LLC	454,596	36,427	15	9.9%
BNP Paribas Securities Corp	447,669	22,126	27	9.8%
Morgan Stanley & Co. Incorporated	447,360	14,163	15	9.8%
South Street Securities LLC (2)	435,704	21,760	27	9.5%
Merrill Lynch Government Securities Inc.	270,057	22,116	15	5.9%
Greenwich Capital Markets, Inc.	263,832	15,463	15	5.8%
Cantor Fitzgerald & Co.	192,310	13,274	27	4.2%

Total	$4,569,262	$272,574		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as an agent for this counterparty.

6. Interest Rate Swap Agreements

The Company finances its activities primarily through repurchase agreements, which generally are settled on a short-term basis, usually one or two months. Therefore, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreement changes on a monthly basis, the Company is exposed to changing interest rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap and cap agreements. At September 30, 2008, the Company had entered into 15 interest rate swap agreements described as follows.

(dollars in thousands)
Counterparty	Notional Amount	Beginning Date	Ending Date	Remaining Term in Months	Fixed Interest Rate in Contract
Merrill Lynch Capital Services, Inc.	50,000	2/13/2008	5/20/2010	20	2.67%
Merrill Lynch Capital Services, Inc.	50,000	2/7/2008	5/31/2010	20	2.69%
J. P. Morgan Chase	100,000	1/31/2008	7/30/2010	22	2.85%
Credit Suisse International	100,000	7/31/2008	9/30/2010	24	3.43%
Bank of America, N.A.	100,000	5/30/2008	11/30/2010	26	3.29%
Credit Suisse International	100,000	6/30/2008	12/31/2010	27	3.86%
Credit Suisse International	100,000	6/30/2008	1/31/2011	28	3.89%
Deutsche Bank AG	100,000	8/29/2008	2/28/2011	29	3.27%
Bank of America, N.A.	100,000	3/4/2008	3/31/2011	30	2.75%
Bank of America, N.A.	100,000	4/21/2008	4/20/2011	31	2.80%
Merrill Lynch Capital Services, Inc.	100,000	5/30/2008	5/31/2011	32	3.46%
Deutsche Bank AG	100,000	7/2/2008	6/30/2011	33	3.76%
Merrill Lynch Capital Services, Inc.	100,000	5/13/2008	8/31/2011	36	3.26%
Deutsche Bank AG	100,000	7/21/2008	10/20/2011	37	3.75%
Deutsche Bank AG	100,000	1/30/2009	11/30/2011	39	3.34%

Total	$1,400,000		weighted average	30	3.31%

All the interest rate swap agreements are “pay fixed/receive floating,” have a fixed rate as shown in the table and are indexed off one-month LIBOR. The Company has designated these agreements as cash flow hedges of the interest expense on the first identified $1.4 billion of repurchase agreements each month.

At September 30, 2008, the net cumulative gain of $2,083 from changes in the interest rate swaps’ fair value is included in accumulated other comprehensive income. This unrealized gain will be reclassified and realized in the income statement when interest is accrued on the related repurchase agreements.

7. Earnings per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings Per Share
For the quarter ended September 30, 2008
Net income	$29,720	26,777,037	$1.11
Add effect of dilutive securities:
Options	—	7,654	—

Diluted Earnings per share	$29,720	26,784,691	$1.11

For the nine months ended September 30, 2008
Net income	$58,436	20,825,464	$2.81
Add effect of dilutive securities:
Options	—	4,262	—

Diluted Earnings per share	$58,436	20,829,726	$2.81

Options to purchase approximately 75,000 shares of common stock were excluded from this calculation for both periods as their effect is antidilutive.

8. Transactions with Related Parties

Management Fees

The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”) pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors which includes four independent directors. The Management Agreement expires on November 5, 2010 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result in no or a capped termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and overhead expenses (such as rent, utilities, furniture and equipment, bookkeeping and other back office expenses.)

ACA is entitled to receive a management fee payable monthly in arrears in an amount equal to  1/12th of an amount determined as follows:

•	for the Company’s equity up to $250 million, 1.50% (per annum) of equity; plus

•	for the Company’s equity in excess of $250 million and up to $500 million, 1.10% (per annum) of equity; plus

•	for the Company’s equity in excess of $500 million and up to $750 million, 0.80% (per annum) of equity; plus

•	for the Company’s equity in excess of $750 million, 0.50% (per annum) of equity.

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the nine months ended September 30, 2008 and the period ended December 31, 2007, the Company incurred $4,291 and $367 in management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to management of $894 and $ 203 for the same periods. At September 30, 2008 and December 31, 2007, the Company owed ACA $594 and $197, respectively, for the management fee, which is included in accounts payable and other liabilities.

9. Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	December 31, 2007
Net Income	29,720	58,436	1,248
Unrealized gain (loss) on securities	(31,346)	(58,385)	6,851
Unrealized gain (loss) on interest rate swaps	(5,266)	2,083	—
Unrealized gain on receivable	1,040	1,040	—

Comprehensive income	(5,852)	3,174	8,099

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 6, respectively. The unrealized gain on receivable is the gain that would be recognized into income if the full amount is collected from Lehman Brothers, Inc. as described in Note 10.

10. Contingency

Included in Other Assets is an amount receivable from the estate of Lehman Brothers, Inc. for $7,088 that represents unreturned collateral, net of related financing proceeds received by the Company, in satisfaction of a repurchase agreement that was scheduled to renew on September 25, 2008. Lehman Brothers, Inc. was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008. At this point, management believes that a loss is neither probable nor estimable due to the highly fluid nature of the estate. Management believes that the transaction will ultimately be respected, but if not the Company could suffer a loss in future periods. The maximum loss that Company could lose would be $6,048 (the Company’s net cost basis in the assets) less any insurance proceeds received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency RMBS and agency securities refer to our RMBS that are issued or guaranteed by a U.S. Government Sponsored entity, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; hybrids and hybrid ARMs refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids after the fixed rate period expires and adjustable-rate mortgage loans which typically at all times have interest rates that adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our registration statement on Form S-11 filed February 20, 2008 (File No. 133-149314), as amended (the “IPO Registration”).

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended ( the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the IPO Registration or in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities less premium amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio or our hedging instruments.

In November 2007, we completed our initial private offering of 8,203,937 shares of our common stock for $20.00 per share and commenced operations. We received approximately $157.1 million in net proceeds from our initial private offering after offering expenses. In February 2008, we completed a second private offering in which we sold an aggregate of 6,900,000 shares of our common stock for $24.00 per share. We received approximately $158.7 million in net proceeds from our second private offering after offering expenses. In April 2008, we completed our initial public offering in which we sold an aggregate of 11,500,000 shares of our common stock at $24 per share for net proceeds of approximately $255.7 million after offering expenses. We have invested the net proceeds of our offerings and related repurchase borrowings in agency securities in accordance with our investment policy.

As of September 30, 2008 and December 31, 2007, our portfolio consisted of approximately $5.0 billion and $1.6 billion, respectively, in market value, of agency RMBS with initial fixed-interest rate periods of three years, five years or seven years.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007: (in thousands except per share amounts)

As of	Agency RMBS	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Weighted Average Earnings Per Share
September 30, 2008	4,974,648	4,569,262	527,220	26,777	$19.69	$1.11

June 30, 2008	5,097,189	4,387,739	561,176	26,777	$20.96	$0.88

March 31, 2008	3,036,826	2,739,631	329,400	15,268	$21.57	$0.71

December 31, 2007	1,619,290	1,475,512	165,356	8,368	$19.76	$0.15

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our hedging activities; and

•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

Our manager is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors” in our IPO Registration.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past year, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. The recent turmoil in the residential mortgage sector, however, and concerns over the financial condition of Fannie Mae and Freddie Mac have increased credit spreads and decreased price stability of agency securities. Freddie Mac and Fannie Mae have reported substantial losses and a need for substantial amounts of additional capital.

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions. The Regulatory Reform Act was signed into law on July 30, 2008, and established a new regulator for Fannie Mae and Freddie Mac called the Federal Housing Finance Authority, or FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac, including over the size of their portfolio holdings. The act also expanded the circumstances under which Fannie Mae and Freddie Mac could be placed into conservatorship and authorized FHFA to place Fannie Mae and Freddie Mac into receivership under certain circumstances.

On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process by which FHMA will operate Fannie Mae and Freddie Mac as a conservator in an effort to stabilize the entities. In connection with the convervatorship, FHMA announced, among other things, that (i) Fannie Mae and Freddie Mac would currently be permitted to continue to guarantee agency securities, (ii) FHFA had assumed the power of the board of directors and management of the entities, (iii) the chief executive officers of the entities had been replaced, (iv) the dividend on the outstanding common and preferred equity of Fannie Mae and Freddie Mac had been eliminated and (v) a financing and investing relationship between Fannie Mae and Freddie Mac had been established. FHFA also noted that during the conservatorship, FHFA would work on additional regulation of Fannie Mae and Freddie Mac, some of which would include minimum capital standards and portfolio limits.

The newly-established financing and investing relationship between Fannie Mae and Freddie Mac and the U.S. Treasury includes the following components:

•

A program by which the U.S. Treasury purchases Fannie Mae-guaranteed and Freddie Mac-guaranteed agency securities in the open market pursuant to an authority that expires December 31, 2009. The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets. The U.S. Treasury may hold purchase agency securities to maturity and, based on market conditions, may make adjustments to the portfolio.

•

A secured credit facility to Fannie Mae and Freddie Mac. Funding under the credit facility will be provided directly by the U.S. Treasury from its general fund held at the Federal Reserve Bank of New York in exchange for eligible collateral from Fannie Mae and Freddie Mac. Loans under the credit facility are expected to be short-term, generally between one week and one month in duration. No loans will be made with a maturity date beyond December 31, 2009.

•

Preferred stock purchase agreements, which are arrangements for the U.S. Treasury to make purchases of senior preferred equity in Fannie Mae and Freddie Mac designed to allow Fannie Mae and Freddie Mac to maintain a positive net worth and avoid mandatory triggering of their receivership. Initially, Fannie Mae and Freddie Mac have each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of such entity at a nominal price. Each preferred stock purchase agreement has a capacity of $100 billion. Pursuant to the agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and MBS portfolio will not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion.

While the U.S. Treasury has stated that its actions are intended to provide stability to the financial markets and support availability of mortgage finance and now has committed significant resources to Fannie Mae and Freddie Mac, agency securities guaranteed by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States Government. Moreover, the U.S. Treasury Secretary, in announcing the actions, noted that the guaranty structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac agency securities or the express elimination of any implied U.S. Government guaranty and, therefore, the creation of credit risk with respect to Fannie Mae and Freddie Mac agency securities. Accordingly, the effect of the actions taken by the U.S. Treasury and FHFA remains uncertain. In addition, while specific steps within the conservatorships were announced, the scope and nature of the actions that the U.S. Treasury, FHFA or Congress will ultimately undertake are unknown and will continue to evolve.

The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets. Despite the passage of EESA, credit markets continued to deteriorate in the worldwide. In October 2008 the Treasury announced that it would invest $250 billion in preferred equity in the nation’s nine largest banks and offer the program to other banks as well. Other foreign banks also have agreed to provide similar support to their banking systems. We cannot predict whether or when such actions may occur, or what impact if any, such actions could have on our business, results of operations and financial condition.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% in October 2008. The Company’s funding costs, which traditionally have tracked 30 day LIBOR have generally benefited by this easing of monetary policy, but to a lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day London Interbank Offered Rate, or LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have been significantly higher than the target Federal Funds Rate. The difference between 30 day LIBOR and the Federal Funds rate has been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio and our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
September 30, 2008	3.93%	2.00%

June 30, 2008	2.46%	2.00%

March 31, 2008	2.70%	2.25%

December 31, 2007	4.60%	4.25%

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

We began investing the proceeds of our initial public offering following closing on April 30, 2008. Despite additional rate cuts by the Federal Reserve, agency securities remained attractively priced. Accordingly, we continued to add to our portfolio by acquiring additional three-, five- and seven-year hybrid ARMS. At September 30, 2008, we had a portfolio of approximately $5.0 billion with a portfolio average coupon of 5.29%, purchased at an average price of $101.23 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. As of September 30, 2008, we had financed approximately $4.1 billion of our September 30, 2008 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with 10 counterparties. We also had financed $0.5 billion with longer dated repurchase agreements with an average term of 20 months. In addition, we have entered into a total of $1.4 billion of interest rate swaps.

Book Value per Share

As of September 30, 2008, our book value per common share (total shareholders’ equity divided by shares outstanding) was $19.69, a decrease of $1.27 from June 30, 2008 and a decrease of $0.07 since December 31, 2007. Despite US government actions which further strengthened the credit of our assets, the turmoil in the financial markets kept our asset values depressed even as the values of U.S Treasury securities increased. This turmoil, and uncertainty about the strength of our economy, has also decreased the value of our interest rate hedges, which would normally tend to have an opposite correlation to our asset values. Critically, despite this deterioration in value, the swaps have served to assure historically attractive net interest margins in connection with the specific asset/liability pairings associated with these swap positions.

While nearly all of the our investments and all of its interest rate swap positions are reflected at fair value on the Company’s balance sheet and therefore included in the calculation of book value per common share, unrealized gains or losses on longer-term committed borrowings supporting investments in longer-to-reset ARMs are not reflected in book value. As of September 30, 2008, these longer-term borrowings consisted of a series of repurchase arrangements with remaining terms of 8 to 34 months.

Investments

Agency Securities

As of September 30, 2008 and December 31, 2007, our agency securities portfolio was purchased at a net premium to par, or face, value, with a weighted-average amortized cost of 101.23% and 101.14%, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2008 and December 31, 2007, we had approximately $60.9 million and $18.2 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2008, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value	Weighted Avg. Coupon	Weighted Avg. Amortized Purchase Price	Amortized Cost	Weighted Avg. Market Price	Market Value
0-36	6.7%	335,082	5.16%	101.18	339,031	100.43	$336,529
37-60	64.0%	3,176,069	5.30%	101.25	3,215,913	100.46	$3,190,718
61-85	29.3%	1,454,126	5.29%	101.18	1,471,237	99.54	$1,447,401

Total MBS	100.0%	$4,965,277	5.29%	101.23	$5,026,182	100.19	$4,974,648

As of December 31, 2007, our investment portfolio consisted of agency securities as follows:

(Dollars in thousands) Months to Reset	% of Portfolio	Current Face value(1)	Weighted Avg. Coupon(2)	Weighted Avg. Amortized Purchase Price(3)	Amortized Cost(4)	Market Price(5)	Market Value (6)
0-36	11.51%	$184,327	5.40%	100.99	$186,149	101.14	$186,436
37-60	61.13%	$973,221	5.77%	101.21	$984,954	101.70	$989,804
61-85	27.36%	$436,690	5.83%	101.06	$441,335	101.46	$443,050

	100.00%	$1,594,238	5.75%	101.14	$1,612,438	101.57	$1,619,290

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

(1)

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining three valuations for the mortgage security from three separate and independent sources and averaging the three valuations.

(6)

Market value is the total market value for the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from three separate and independent sources and averaging the three valuations.

As of September 30, 2008 and December 31, 2007, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 58 months and 61 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on increases to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases to the interest rates on our agency securities is 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2008 and December 31, 2007, we had established 18 and 15 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at September 30, 2008 and December 31, 2007 of $4.6 billion and $1.5 billion, respectively.

Hedging Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

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

As of December 31, 2007, we had not engaged in any hedging activity. As of September 30, 2008, however, we had entered into 15 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $1.4 billion of borrowings under our repurchase agreements. We have also entered into 6 longer-term repurchase agreements as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Results of Operations

(in thousands, except per share amounts)
		Three months ended
	September 30, 2008	June 30, 2008	March 31, 2008
Statement of Income Data
Interest income	$65,477	$43,446	$26,150
Interest Expense	(33,251)	(20,823)	(16,490)

Net Interest Income	32,226	22,623	9,660

Operating Expenses:	(2,506)	(2,222)	(1,345)

Net Income	$29,720	$20,401	$8,315

Earnings per share—common stock, basic and diluted	$1.11	$0.88	$0.71

Weighted average shares outstanding	26,777	23,109	11,740

Distributions per common share	$1.05	$1.10	$0.34

Key Portfolio Statistics*
Average MBS(1)	$5,141,952	$3,382,343	$1,952,718
Average Repurchase Agreements(2)	$4,678,382	$3,083,103	$1,779,171
Average Equity(3)	$549,310	$508,338	$271,346
Average Portfolio Yield(4)	5.08%	5.03%	5.23%
Average Cost of Funds(5)	2.84%	2.70%	3.68%
Interest Rate Spread(6)	2.24%	2.33%	1.55%
Return on Average Equity(7)	21.64%	16.05%	12.26%
Average Annual Portfolio Repayment Rate(8)	8.36%	12.37%	15.42%
Debt to Equity (at period end)(9)	8.7:1	7.8:1	8.3:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that quarter.
(2)

Our daily average balance outstanding under our repurchase agreements for the quarter was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the quarter by the number of days in that quarter.

(3)	Our daily average shareholders’ equity for the quarter was calculated by dividing the sum of our daily shareholders’ equity during the quarter by the number of days in that quarter.
(4)	Our average portfolio yield for the quarter was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds for the quarter was calculated by dividing our total interest expense (including hedges) by our average borrowings.
(6)	Our interest rate spread for the quarter was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity for the quarter was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the quarter (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio for the quarter was calculated by dividing the amount outstanding under our repurchase agreements by total shareholders’ equity.

We commenced our operations in November 2007. Consequently, there are no prior corresponding periods for comparison. Each quarter from inception to the quarter ended June 30, 2008 we raised a significant amount of capital, which took time to deploy under our prudent investment strategy. The quarter ended September 30, 2008 was our first quarter in which our capital was deployed for the entire period.

Since our commencement of operations, the spread between our interest income and interest expense has been at historically high levels. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained relatively wide. On September 30, 2008, our portfolio had an approximate yield of 5.08% and an estimated cost of funds (including hedges) of 3.23%. The yield on our assets is directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the three months ended September 30, 2008 and June 30, 2008, was 8% and 12%, respectively. Since most of our agency securities were new production or recently issued, the repayment rate for these periods may not be meaningful as a guide to future rates of repayment, which we estimate to generally be 15% to 20%. However, the current U.S. economic and housing markets may keep these rates slower than normal over the next few quarters. At the end of the third quarter our portfolio had an average dollar price of $101.23 per $100 of face value. Keeping the price of our portfolio close to par helps predict costs associated with repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a higher price portfolio.

Our average cost of funds (including hedges) for the quarter ended September 30, 2008 was 2.84%, increasing from 2.70% in the preceding quarter which was due to a combination of increased notional amount of hedges and elevated LIBOR rates due to the credit market turmoil. We incurred expense related to our interest rate hedges of $2.3 million, as compared to $460,000 for the preceding quarter. This was due to a combination of a lower benchmark rate (30 day LIBOR), an increase in notional amount of hedges from $1.0 billion to $1.4 billion, and changing expectations of future interest rate cuts. Additionally, we had fixed the borrowing cost on another $500 million through the use of longer term repurchase agreements.

Our total expenses for the period were $2.5 million which represents a slight increase from the previous quarter amount of $2.2 million. This increase was generally due to a higher management fee, which was less in the second quarter due to our smaller capital base, and higher insurance costs. Due to the stress in the credit markets and financial stocks, current insurance premiums are significantly higher than what is considered normal for companies with similar market capitalizations. Although no assurances can be given, we would expect this expense to come down upon renewal as market conditions stabilize.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	September 30, 2008
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,069,262	3.23%	$8,018	$4,077,280
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	25,477	525,477

	$4,569,262	3.23%	$33,495	$4,602,757

	December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,092,287	5.03%	$2,321	$1,094,608
30 days to 3 months	283,225	4.72%	2,459	285,684
3 months to 36 months	100,000	3.72%	3,414	103,414

	$1,475,512	4.88%	$8,194	$1,483,706

We had contractual commitments under interest rate swap agreements as of September 30, 2008. These agreements were for a total notional amount of $1.4 billion, had an average rate of 3.31% and average term of 30 months.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2008 and December 31, 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under its borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently we have uncommitted repurchase facilities with 18 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 11 of these counterparties, up from nine at December 31, 2007.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of September 30, 2008 (dollar amounts in thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Barclays Capital Inc.	$568,890	$30,808	12.5%
Bank of America Securities, LLC	523,915	32,815	11.5%
Citigroup Global Markets Inc.	500,000	23,174	10.9%
Deutsche Bank Securities Inc.	464,929	40,448	10.2%
Credit Suisse Securities (USA) LLC	454,596	36,427	9.9%
BNP Paribas Securities Corp	447,669	22,126	9.8%
Morgan Stanley & Co. Incorporated	447,360	14,163	9.8%
South Street Securities LLC (2)	435,704	21,760	9.5%
Merrill Lynch Government Securities Inc.	270,057	22,116	5.9%
Greenwich Capital Markets, Inc.	263,832	15,463	5.8%
Cantor Fitzgerald & Co.	192,310	13,274	4.2%

Total	$4,569,262	$272,575	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as the agent for this counterparty.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2007 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Percent of Total Amount Outstanding
Morgan Stanley & Co. Incorporated	$273,075	$8,849	18.5%
South Street Securities LLC(2)	246,318	14,936	16.7
Bear Stearns & Co. Inc.	182,647	6,782	12.4
Credit Suisse Securities (USA) LLC	180,830	6,619	12.3
Merrill Lynch Government Securities Inc.	149,332	8,277	10.1
Deutsche Bank Securities Inc.	141,678	8,574	9.6
Greenwich Capital Markets, Inc.	111,082	5,368	7.5
Citigroup Global Markets Inc.	100,000	4,244	6.8
Barclays Capital Inc.	90,550	4,416	6.1

Total	$1,475,512	$68,064	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as the agent for this counterparty.

As of September 30, 2008, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.1% (weighted by borrowing amount). Across all of our repurchase facilities, the haircuts range from a low of 3.0% to a high of 7.0%. As of December 31, 2007, our weighted average haircut was 3.33%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

In September 2008, one of our repurchase agreement counterparties, Lehman Brothers, Inc. (“LBI”) defaulted on the terms of our agreement with them. LBI was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008, which began a liquidation of the LBI. We currently have a receivable from the estate of LBI in the amount of $7,088 which represents the fair market value, on the date of default by LBI, of the securities held by LBI as collateral under the agreement, plus accrued interest receivable, less the amount of repurchase funds received by us and interest expense accrued under the agreement. At this point, management believes that a loss is neither probable nor estimable due to the highly fluid nature of the estate. If the collateral, or net value of the collateral, is not returned to us, we could record a loss in future periods. The maximum loss that we could record would be $6,048 (our net cost basis in the assets) less any insurance proceeds received.

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

As of September 30, 2008, the weighted average haircut under our repurchase agreements was approximately 5.1%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 8.7:1.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At September 30, 2008 and December 31, 2007, our total borrowings were approximately $4.6 billion and $1.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.7:1 and 8.9:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2008, we had entered into 15 interest rate swap agreements designed to mitigate the effects of increased in interest rates under $1.4 billion of our repurchase agreements.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisition of agency securities with borrowings that are based on LIBOR, while the interest rates on these agency securities may be indexed to LIBOR or another index rate, such as the one-year CMT rate. Accordingly, any increase in LIBOR relative to one-year CMT rates will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders. To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our manager’s experience, estimates and assumptions, including estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our manager’s estimates and assumptions.

Prepayment Risk

As we receive repayments of principal on our agency securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income. Premiums arise when we acquire agency securities at prices in excess of the principal balance of the mortgage loans underlying such agency securities. Conversely, discounts arise when we acquire agency securities at prices below the principal balance of the mortgage loans underlying such agency securities. To date, all of our agency securities have been purchased at a premium.

For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. In general, purchase premiums on investment securities are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment and cash flow activity. An increase in the principal repayment rate will typically accelerate the amortization of purchase premiums and a decrease in the repayment rate will typically slow the accretion of purchase discounts, thereby reducing the yield/interest income earned on such assets.

Extension Risk

We invest in agency securities backed by hybrid ARMs, which have interest rates that are fixed for the early years of the loan (typically three, five, or seven years) and thereafter reset periodically on the same basis as agency securities backed by ARMs. We compute the projected weighted-average life of our agency securities backed by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities backed by hybrid ARMs are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2008 and December 31, 2007, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2008

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(14)%	(1.62)%
+0.50%	(7)%	(0.71)%
-0.50%	6%	0.41%
-1.00%	12%	0.78%

December 31, 2007

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(68)%	(1.37)%
+0.50%	(33)%	(0.36)%
-0.50%	29%	0.44%
-1.00%	54%	1.13%

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

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, interest rate caps and gross reset margins of our agency securities and the interest rate indices and adjustment periods of our borrowings; and

•	monitoring and managing, on an aggregate basis, our liquidity and leverage to maintain tolerance for market value changes.

Item 4T.	Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify its financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and its manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

Other than the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s prospectus filed pursuant to Rule 424(b)(4) on April 25, 2008 with the SEC in connection with our initial public offering.

One of our lenders, Lehman Brothers, Inc. is currently under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) and we may suffer a loss if our collateral pledged to Lehman Brothers, Inc. under the applicable repurchase agreement is not returned to us.

One of our repurchase lenders, Lehman Brothers, Inc. is currently under the conservatorship of SIPC. On September 18, 2008, Lehman Brothers, Inc, defaulted under the terms of our repurchase agreement with them and failed to return collateral worth approximately $114.7 million in exchange for $107.6 million of repurchase financing. We have retained the $107.6 million in financing proceeds. Our total net exposure as a result of the terminated repurchase agreement and unreturned collateral is approximately $7.1 million. We do not know if we will get the collateral or the net value of the collateral returned to us. If the collateral or net full value thereof is not returned, we will record a loss in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11(File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: November 3, 2008	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11(File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.