Form 10-K
period 2008-12-31
Hatteras Financial Corp
filed 2009-02-19
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-34030

HATTERAS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	26-1141886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Oakwood Drive, Suite 340 Winston Salem, North Carolina	27103
(Address of principal executive offices)	(Zip Code)

(336) 760-9347

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $825,643,870 based on the closing price on the New York Stock Exchange as of June 30, 2008.

Number of the registrant’s common stock outstanding as of February 12, 2009: 36,192,411

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

HATTERAS FINANCIAL CORP.

Forward-Looking Statements

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

•	our business and investment strategy;

•	our anticipated results of operations;

•	statements about future dividends;

•	our ability to obtain financing arrangements;

•	our understanding of our competition and ability to compete effectively;

•	market, industry and economic trends; and

•	interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

(2)	the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

(3)	mortgage loan modification programs and future legislative action;

(4)	availability, terms and deployment of capital;

(5)	changes in economic conditions generally;

(6)	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

(7)	general volatility of the financial markets, including markets for mortgage securities;

(8)	inflation or deflation;

(9)	availability of suitable investment opportunities;

(10)	the degree and nature of our competition, including competition for agency securities from the U.S. Treasury;

(11)	changes in our business and investment strategy;

(12)	our limited operating history;

(13)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate its management relationship with us;

(14)	the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

(15)	changes in personnel at our manager or the availability of qualified personnel at our manager;

(16)	limitations imposed on our business by our status as a REIT;

(17)	changes in GAAP, including interpretations thereof; and

(18)	changes in applicable laws and regulations.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. federal securities laws.

PART I

Item 1.	Business

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” refers to Hatteras Financial Corp. and “manager” refers to Atlantic Capital Advisors LLC.

Our Company

We are an externally-managed mortgage REIT that invests in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). We refer to these securities as “agency securities.”

We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We completed two separate private offerings of our common stock, one in November 2007 and one in February 2008, generating net proceeds to us of approximately $157.1 million and $158.7 million, respectively. In addition, we completed our initial public offering in April 2008, generating net proceeds to us of approximately $255.4 million and listed our common stock on the NYSE under the symbol “HTS”. We invested the net proceeds of these offerings in agency securities in accordance with our investment strategy. In December 2008, we completed a second public offering of our common stock, with net proceeds to us of $196.6 million, and are investing these proceeds in additional agency securities. At December 31, 2008, we owned approximately $5.2 billion of agency securities.

We are externally managed and advised by our manager, Atlantic Capital Advisors LLC.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our stockholders and maintain our qualification as a REIT.

Our Strategy

Our principal goal is to generate net income for distribution to our stockholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate any exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging techniques, primarily interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swap options to protect against adverse interest rate movements.

We focus on agency securities consisting of hybrid adjustable-rate residential mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and stockholders’ equity.

Our manager’s approach to managing our portfolio is to take a longer term view of assets and liabilities; accordingly, our periodic earnings and mark-to-market valuations at the end of a period will not significantly influence our strategy of providing stable cash distributions to stockholders over the long term. Our manager has invested and seeks to invest in agency securities that it believes are likely to generate attractive risk-adjusted returns on capital invested, after considering (1) the amount and nature of anticipated cash flows from the asset, (2) our ability to borrow against the asset, (3) the capital requirements resulting from the purchase and financing of the asset, and (4) the costs of financing, hedging, and managing the asset.

Our Assets

Since our formation, 100% of our invested assets have been in agency securities, and we currently intend that 100% of our investment assets will continue to be agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages, or ARMs, and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.

Our Borrowings

We borrow against our agency securities using repurchase agreements. Our borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. Our total repurchase indebtedness of approximately $4.5 billion at December 31, 2008, included approximately $500.0 million that had a weighted average maturity of 22 months. Depending on market conditions, we may enter into additional repurchase arrangements with similar longer-term maturities or a committed borrowing facility. We intend that our borrowings will generally be between eight and 12 times the amount of our stockholders’ equity. The level of our borrowings may vary periodically depending on market conditions. Despite recent credit market developments and prevailing trends, we believe agency securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and stockholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to mitigate the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap agreements and may also include entering into interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. We intend to limit our use of hedging instruments to only those techniques described above and to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

We record our derivative and hedge transactions in accordance with United States generally accepted accounting principles, or GAAP, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. If we fail to qualify for hedge accounting treatment as prescribed by this accounting standard, our operating results may suffer because losses on the derivatives we enter into may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;

•	manage cash flows so as to provide for regular quarterly distributions to our stockholders;

•	manage financing risks;

•	mitigate the fluctuations in the market value of our securities due to changing interest rates;

•	reduce the impact that changing interest rates have on our net interest income;

•	maintain our qualification as a REIT; and

•	comply with available exemptions from regulation as an investment company under the Investment Company Act of 1940, or the Investment Company Act.

Our board of directors has adopted a policy that limits our investments to agency securities. Due to changes in market conditions, the market value and duration of our securities will fluctuate from time to time and may cause our portfolio allocations to be inconsistent with the investment strategies described in this report. In such event, in consultation with our board of directors, our manager may recommend that we should reallocate our portfolio. Subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors, may vary our investment strategy, our financing strategy or our hedging strategy at any time.

Our Manager

We believe our relationship with our manager, Atlantic Capital Advisors LLC, enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively. We believe that our manager’s expertise in mortgage REIT operations, agency securities, and the mortgage-backed securities and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our stockholders.

Pursuant to the terms of the management agreement, our manager provides us with our management team, including a chief executive officer and a chief financial officer (each of whom also serves as an officer of our manager) along with appropriate support personnel. Our manager is responsible for our operations and the performance of all services and activities relating to the management of our assets and operations, subject to the direction of our board of directors.

Atlantic Capital Advisors LLC manages both our company and ACM Financial Trust, or ACM, a privately-held mortgage REIT founded in 1998. Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM. Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele, co-chief investment officer William H. Gibbs, Jr., and co-chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM. As of December 31, 2008, ACM owned approximately $687.1 million in agency securities. We do not own any interest in ACM.

The Management Agreement

On November 5, 2007, we entered into a management agreement with Atlantic Capital Advisors LLC, our manager. The management agreement requires our manager to manage our business affairs in conformity with policies and investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is subject to the direction and oversight of our board of directors. Our manager is responsible for (1) the identification, selection, purchase and sale of our portfolio investments, (2) our financing and risk management activities, and (3) providing us with investment advisory services. In addition, our manager is responsible for our day-to-day operations.

The initial term of the management agreement expires on November 5, 2010 and will be automatically renewed for a one-year term on such date and on each anniversary date thereafter unless terminated under certain circumstances.

Our manager is entitled to receive a management fee payable monthly in arrears in an amount equal to  1/12th of an amount determined as follows:

•	for our equity up to $250 million, 1.50% (per annum) of equity; plus

•	for our equity in excess of $250 million and up to $500 million, 1.10% (per annum) of equity; plus

•	for our equity in excess of $500 million and up to $750 million, 0.80% (per annum) of equity; plus

•	for our equity in excess of $750 million, 0.50% (per annum) of equity.

For purposes of calculating the management fee, we define equity as the value, computed in accordance with GAAP, of our stockholders’ equity, adjusted to exclude the effects of unrealized gains or losses.

There is no incentive compensation payable to our manager pursuant to the management agreement.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including ACM, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Moreover, the U.S. Treasury announced a program to purchase Fannie Mae-guaranteed and Freddie Mac-guaranteed agency securities in the open market pursuant to a congressional authority that expires December 31, 2009. The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets. In addition, on November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The purchases began in early January 2009. One of the effects of these programs has been, and may continue to be, to increase the price of agency securities and thereby decrease our net interest margin with respect to any agency securities we buy in the future.

Employees

We are managed by Atlantic Capital Advisors LLC pursuant to the management agreement between our manager and us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our manager has approximately eight employees.

Additional Information

We have made available copies of the charters of the committees of our Board of Directors, our code of business ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the SEC on our website at www.hatfin.com. Copies of these documents are available in print to any stockholder who requests them. Requests should be sent to Hatteras Financial Corp., 110 Oakwood Drive, Suite 340, Winston Salem, North Carolina 27103, Attention: Corporate Secretary. All filings we make with the SEC are also available on our website.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In April 2008, we listed our common stock on the NYSE and our chief executive officer will submit our company’s first required certification to the NYSE in 2009.

In addition, the NYSE requires each listed company to disclose that the company filed with the SEC, as an exhibit to the company’s most recently filed Annual report on Form 10-K, the certification regarding the quality of the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002. Attached as an exhibit to this annual report on Form 10-K is such certificate, and this Form 10-K and the certificate have been filed with the SEC.

Item 1A.	Risk Factors

Investment in our common stock involves significant risks. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not identified below, may also materially affect our business, financial condition, liquidity and results of operations. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Company

The employees of our manager have limited experience managing a public company.

We became a public company in April 2008 and, as a result, the key employees of our manager, who are also our executive officers, have limited experience managing a public company. This inexperience on the part of our manager and our executive officers increases the risk and uncertainty you face in making an investment in our shares and could have an adverse effect on our operations and our ability to secure public financing.

We are dependent upon key employees of our manager, and we may not find suitable replacements if these key personnel are no longer available to us.

Our success depends to a significant degree upon the contributions of Messrs. Michael and Benjamin Hough and Messrs. Steele, Gibbs and Boos, whose continued service is not guaranteed, and each of whom would be difficult to replace. Because these key personnel collectively have a substantial amount of experience in the fixed income markets and certain of these key personnel have prior experience managing a mortgage REIT, we depend on their experience and expertise to manage our day-to-day operations and our strategic business direction. In addition, many of these individuals have strong industry reputations, which aid us in identifying and financing investment opportunities. The loss of the services of these key personnel could diminish our relationships with lenders, and industry personnel and harm our business and our prospects. We cannot assure you that these individuals can be replaced with equally skilled and experienced professionals.

Risks Related to Conflicts of Interest

The management agreement between us and our manager was not negotiated on an arms-length basis and the terms, including fees payable, may not be as favorable to us as if it was negotiated with an unaffiliated third party.

Because our executive officers and two of our directors are also officers and owners of our manager, the management agreement was not negotiated on an arms-length basis, and we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees payable, may not be as favorable to us as an arms-length agreement. Furthermore, because our executive officers and two of our directors are also officers and owners of our manager, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our manager.

Termination by us of our management agreement with our manager without cause is difficult and costly.

The initial term of our management agreement expires on November 5, 2010. The agreement is automatically renewed for a one-year term on each anniversary date thereafter unless terminated. Our independent directors review our manager’s performance periodically and, following the initial term, the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon: (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager.

We must provide 180 days’ prior notice of any such termination. Our manager will be paid a termination fee equal to three times the average annual management fee earned by our manager during the two years immediately preceding termination. The termination fee may make it more difficult for us to terminate the management agreement. These provisions increase the cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our manager may allocate mortgage-related opportunities to ACM, and thus may divert attractive investment opportunities away from us.

Each of our executive officers and some of our directors also serve as officers and owners of our manager. Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours. Furthermore, three of our executive officers, Michael R. Hough, Benjamin M. Hough and William H. Gibbs, Jr. are also executive officers and directors of ACM. Kenneth A. Steele serves as our chief financial officer and also as chief financial officer of ACM. Frederick J. Boos, II serves as our co-chief investment officer and also as chief investment strategist of ACM. Our executive officers, who as of December 31, 2008 collectively and beneficially owned approximately 2.4% of the outstanding common stock of ACM on a fully diluted basis, intend to continue in such capacities with ACM. Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM. Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable. In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate. However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other. Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us. Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.

Furthermore, in the future our manager may sponsor or provide management services to other investment vehicles with investment objectives that overlap with ours. Accordingly, we may further compete for access to the benefits that we expect our relationship with our manager to provide and for the time of its key employees.

Our manager and its key employees, who are our executive officers, face competing demands relating to their time and this may adversely affect our operations.

We rely on our manager and its employees, including Messrs. Michael and Benjamin Hough and Messrs. Steele, Gibbs and Boos, for the day-to-day operation of our business. Our manager is also the manager of ACM and each of the key employees of our manager are executive officers of ACM. As a result of their interests in ACM, Messrs. Michael and Benjamin Hough and Messrs. Steele, Gibbs and Boos face conflicts of interest in allocating their time among us and ACM.

Because our manager has duties to ACM as well as to our company, we do not have the undivided attention of the management team of our manager and our manager faces conflicts in allocating management time and resources between our company and ACM. Further, during turbulent market conditions or other times when we need focused support and assistance from our manager, ACM or other entities for which our manager also acts as an investment manager will likewise require greater focus and attention, placing competing high levels of demand on our manager’s limited resources. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if our manager did not act as a manager for other entities.

Our directors have approved broad investment guidelines for our manager and do not approve each investment decision made by our manager; as a result, our manager may cause us to acquire assets that produce investment returns that are below expectations or that result in net operating losses.

Our manager is authorized to follow broad investment guidelines. Our directors, including our independent directors, periodically review our investment guidelines and our investment policies. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our manager has great latitude with the investment guidelines in determining the types of assets it may decide are proper investments for us.

Because our board of directors could change our investment policies without stockholder approval to permit us to invest in investments other than agency securities, we may invest in assets that bear greater credit, interest rate, prepayment or passive investment risks.

If market conditions change, our board of directors could change our investment policies without stockholder approval to permit us to invest in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs. If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

Investing in other REITs involves obtaining interests in real estate-related investments indirectly, which carries several risks, including the following:

•	returns on our investments are not directly linked to returns on the assets of the REITs in which we invest;

•	we may have no ability to affect the management, investment decisions or operations of the REITs in which we invest;

•	prices of publicly-traded securities are likely to be volatile; and

•	the disposition value of investments is dependent upon general and specific market conditions.

Each of these risks could cause the performance of our investments in other REITs to be lower than anticipated, which would adversely impact the overall returns for our portfolio.

Our manager’s management fee is payable regardless of our performance.

Our manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. For example, we would pay our manager a management fee for a specific period even if we experienced a net loss during the same period. Our manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

Risks Related to Our Business

Continued adverse developments in the residential mortgage market may adversely affect the value of our agency securities and our ability to borrow against our agency security assets.

During the past year, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the mortgage securities in which we invest. Securities backed by residential mortgage loans, or RMBS securities, originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of RMBS securities may not be performing as expected. Many RMBS securities have been downgraded by the rating agencies during the past year and the rating agencies may in the future downgrade RMBS securities. As a result, the market for these securities may be adversely affected for a significant period of time.

The increase in delinquencies described above has not been limited to “subprime” mortgage loans, which are made to borrowers with impaired credit. The increase in delinquencies has also affected “Alt-A” mortgage loans, which are made to borrowers with limited documentation, and also “prime” mortgage loans, which are made to borrowers with excellent credit who provide full documentation.

During the past year, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans whose aggregate loan amounts (including any subordinate liens) are close to or greater than the related property values.

Another factor that may in the future contribute to higher delinquency rates is the potential increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans and an increase in default on their obligations.

Current market conditions may impair borrowers’ ability to refinance or sell their properties, which may contribute to higher delinquency and default rates. Borrowers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intended to sell their homes or refinance their existing mortgage loans on or before the expiration of the fixed rate periods on their mortgage loans may find that they cannot sell their property for an amount equal to or greater than the unpaid principal balance of their loans or obtain new financing at lower rates. In addition, some mortgage loans may include prepayment premiums that may further inhibit refinancing.

The servicer will have the authority to modify mortgage loans that are in default, or for which default is reasonably foreseeable, if such modifications are in the best interests of the holders of the mortgage securities and such modifications are done in accordance with the terms of the relevant agreements. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis.

Over the past year, a number of originators of mortgage loans have experienced serious financial difficulties and, in many cases, have entered bankruptcy proceedings. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. In addition, a rising interest rate environment and declining real estate values may decrease the number of borrowers seeking or able to refinance their mortgage loans, which would result in a decrease in overall originations.

Various federal, state and local regulatory authorities have taken or proposed actions that could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans. Any such actions may adversely affect the performance of the loans and the yield on and value of the mortgage securities.

Investors should consider that the general market conditions discussed above may adversely affect the market value of the agency securities in which we invest and make it difficult or more expensive for us to borrow against our agency security assets.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we expect to receive on the agency securities in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Regulatory Reform Act was signed into law on July 30, 2008, and established a new regulator for Fannie Mae and Freddie Mac called the Federal Housing Finance Agency, or FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and agency securities. As the conservator of Fannie

Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop and will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase agency securities issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency securities in the future. The U.S. Treasury can hold its portfolio of agency securities to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency securities in the future could create additional demand that would negatively affect the pricing of agency securities that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency securities that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

Difficult conditions in the financial markets, and the economy generally, have caused many lenders, including our own, to suffer substantial losses and may cause us losses related to our agency securities, and there is no assurance that these conditions will improve in the near future. As a result, we may not be able to obtain cost-effective financing.

Our results of operations are materially affected by conditions in the financial markets and the economy generally. Recently, concerns over inflation, energy costs, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.

Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We rely on the availability of financing to acquire agency securities on a leveraged basis. Institutions from which we seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our financial condition and results of operations may be adversely affected if we are unable to obtain cost-effective financing for our investments.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted by the U.S. Congress. The EESA provides the secretary of the U.S. Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the secretary of the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

In November 2008, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at the current time was that such purchases are not the most effective way to use TARP funds, but the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of mortgage-backed securities began in January 2009. The Federal Reserve’s program to purchase mortgage-backed securities has caused an increase in the price of agency securities, which may negatively impact the net interest margin with respect to agency securities we purchase in the future.

There can be no assurance that the EESA will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications. In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the agency securities in which we invest.

During 2008, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the agency securities in which we invest.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

The availability of mortgage-related assets meeting our criteria depends upon, among other things, the level of activity and quality of and demand for securities in the mortgage securitization and secondary markets. The market for agency securities depends upon various factors including the level of activity in the residential real estate market, the level of and difference between short-term and long-term interest rates, incentives for issuers to securitize mortgage loans and demand for agency securities by institutional investors. The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and real estate values. To the extent we are unable to acquire a sufficient volume of mortgage-related assets meeting our criteria, our results of operations would be adversely affected. Furthermore, we cannot assure you that we will be able to acquire sufficient mortgage-related assets at spreads above our costs of funds.

A disproportionate rise in short-term interest rates as compared to longer-term interest rates may adversely affect our income.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

A flat or inverted yield curve may adversely affect agency securities prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our agency securities to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid and adjustable-rate mortgages, possibly decreasing the supply of agency securities. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid or adjustable-rate mortgage rates, further increasing agency securities prepayments and further negatively impacting agency securities supply. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Interest rate mismatches between our adjustable-rate agency securities and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Historically, we have funded most of our investments in adjustable-rate agency securities with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our agency securities. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our adjustable-rate securities adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

Our investment strategy focuses on the acquisition of adjustable-rate agency securities. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the agency securities that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market and Interest Rate Trends and the Effect on our Portfolio—Interest Rates.” During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our dividends and the market price of our common stock.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable-rate agency securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable-rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate agency securities. Further, some of the mortgage loans underlying our adjustable-rate agency securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable-rate agency securities, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings. These factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we may acquire fixed-rate securities, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by accounting rules to reduce the value of one or more agency securities on our balance sheet, then our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Because we acquire agency securities that are backed by hybrid ARMs and may acquire fixed-rate securities, an increase in interest rates may adversely affect our profitability.

While all of our investments currently consist of agency securities that are backed by hybrid ARMs, which have a fixed rate for an initial period of time and then become adjustable-rate securities, we may also invest in fixed-rate mortgage securities. In a period of rising interest rates, the interest payments on our borrowings could increase while the interest payments we earn on our hybrid mortgage securities and fixed-rate mortgage securities would not change. As a result, our returns would be reduced.

We may experience a decline in the market value of our assets.

A decline in the market value of our agency securities or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. In this regard, we note that the fair market value of our agency securities is and has been affected by changes in interest rates and relative “credit spreads,” or the differences in value between agency securities and U.S. Treasuries with similar durations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market and Interest Rate Trends and the Effect on our Portfolio.”

Changes in prepayment rates on our agency securities may decrease our net interest income.

Pools of mortgage loans underlie the agency securities that we acquire. We will generally receive principal distributions from the principal payments that are made on these underlying mortgage loans. When borrowers repay their mortgage loans faster than expected, this will result in prepayments that are faster than expected on the agency securities. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We may purchase agency securities that have a higher interest rate than the market interest rate at the time of purchase. In exchange for this higher interest rate, we would be required to pay a premium over the face amount of the security to acquire the security. In accordance with accounting rules, we would amortize this premium over the anticipated term of the mortgage security. If principal distributions are received faster than anticipated, we would be required to expense the premium faster. We may not be able to reinvest the principal distributions received on agency securities in similar new agency securities and, to the extent that we can do so, the effective interest rates on the new agency securities will likely be lower than the yields on the mortgages that were prepaid.

•

We also may acquire agency securities at a discount. If the actual prepayment rates on a discount mortgage security are slower than anticipated at the time of purchase, we would be required to recognize the discount as income more slowly than anticipated. This would adversely affect our profitability. Slower than expected prepayments also may adversely affect the market value of a discount mortgage security.

Competition may prevent us from acquiring mortgage-related assets at favorable yields and that would negatively impact our profitability.

Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs. In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. As a result, we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs which would adversely affect our profitability.

Rapid changes in the values of our real estate-related investments may make it difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

We may acquire non-real estate related assets in the event our independent directors change our investment strategies. If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Because assets we expect to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

Hedging against interest rate exposure may adversely affect our earnings.

Subject to complying with REIT requirements, we employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our short-term repurchase agreements and on the value of our assets. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. These techniques may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. We have implemented a policy to limit our use of hedging instruments to only those techniques described above and to only enter into hedging transactions with counterparties that have a high-quality credit rating. However, there are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. In addition, these hedging strategies may adversely affect us because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity. Hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	fair value accounting rules could foster adverse valuation adjustments due to credit quality considerations that could impact both earnings and shareholder equity.

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

We may fail to qualify for hedge accounting treatment.

We have recorded, and intend to record, derivative and hedge transactions in accordance with United States generally accepted accounting principles, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), we fail to satisfy SFAS 133 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

We are highly dependent on information and communications systems. Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our common stock and our ability to pay dividends to our stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our manager’s systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Debt Financing

We incur significant debt to finance our investments, which subjects us to increased risk of loss.

We generally borrow between eight and 12 times the amount of our stockholders’ equity, although our borrowings may at times be above or below this amount. As of December 31, 2008, our borrowings were approximately $4.5 billion, and our debt-to-stockholders’ equity ratio was approximately 6.1:1. To the extent we exceed a debt-to-stockholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe. We incur leverage by borrowing against our agency securities. Incurring debt subjects us to many risks, including the risks that:

•

our cash flow from operations will be insufficient to make required payments of principal and interest, resulting in the loss of some or all of our securities due to foreclosure or sale in order to satisfy our debt obligations;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distribution to stockholders, funding our operations, future business opportunities or other purposes;

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced;

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and could reduce the market price of our stock;

•

a default under a loan could result in an involuntary liquidation of the securities pledged for such loan, including any cross-collateralized securities, which would result in a loss to us of the difference between the value of the securities upon liquidation and the carrying value of the securities; and

•

to the extent we are compelled to liquidate assets to repay debts, such an event could jeopardize (1) our REIT status, or (2) our exemption from registration under the Investment Company Act, the loss of either of which could decrease our overall profitability and our ability to make distributions to our stockholders.

A decrease in the value of assets financed through repurchase agreements may lead our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time.

A majority of our borrowings are and will be secured by our agency securities, generally under repurchase agreements. The amount borrowed under a repurchase agreement is based on the market value of the agency securities pledged to secure the borrowings. Our repurchase agreements allow our lenders to revise the market value of the agency securities pledged as collateral from time to time to reflect then–current market conditions. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of securities in which our portfolio is concentrated, may cause a decline in the market value of the agency securities used to secure these debt obligations, which could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings or repay a portion of the outstanding borrowings, on minimal notice. In that situation, we could be required to sell agency securities under adverse market conditions in order to obtain the additional collateral required by the lender or to pay down our borrowings. If these sales are made at prices lower than the carrying value of the agency securities, we would experience losses, thus adversely affecting our operating results and net profitability. In recent months, a number of companies owning mortgage securities have been required by lenders to pledge additional collateral as the market value of their mortgage securities declined. In the ordinary course of our business, we experience margin calls, which require us to pledge additional collateral or pay down our borrowings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

Failure to procure adequate debt financing, or to renew or replace existing debt financing as it matures, would adversely affect our results and may, in turn, negatively affect the value of our common stock and our ability to distribute dividends.

We use debt financing as a strategy to increase our return on investments. However, we may not be able to achieve our desired debt-to-equity ratio for a number of reasons, including the following:

•	our lenders do not make debt financing available to us at acceptable rates; or

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do.

The recent dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for our investments, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers. As a result, we cannot assure you that any, or sufficient, debt funding will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2008, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.

Substantially all of our borrowings are expected to be collateralized borrowings in the form of repurchase agreements. Our borrowing costs under our repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the credit quality, value and liquidity of our agency securities.

As of December 31, 2008, the weighted average margin requirement under all our repurchase agreements was approximately 5.4% (weighted by borrowing amount).

If the interest rates on these repurchase agreements increase at a rate higher than the increase in rates payable on our investments, our profitability would be adversely affected.

If the counterparties to our repurchase transactions default on their obligations to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year. The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut. If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender file for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of repurchase agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Risks Related to Our Corporate Structure

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the Securities and Exchange Commission, or SEC, has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests and 80% in real estate-related investments (including our qualifying real estate interests). We refer to this exemption as the “Mortgage Exemption.” In order to constitute a qualifying real estate interest under the 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the Investment Company Act. Accordingly, we intend to maintain at least 55% of our assets in whole pools of mortgages issued by Ginnie Mae, Fannie Mae or Freddie Mac. We may, consistent with our investment allocation guidelines and the Investment Company Act, invest up to 45% but not less than 25% of our remaining assets in partial pools of mortgages and other real estate-related investments (including our qualifying real estate interests).

Competition for investments may prevent us from acquiring mortgage securities that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying securities to comply with the Mortgage Exemption under the Investment Company Act. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned.

We are or will soon become subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are or will soon become subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404, when it becomes applicable to us, requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations place or will place significant demands on our management, administrative, operational, internal audit and accounting resources and cause or will cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our policies are determined by our board of directors, and our stockholders have limited rights.

Our board of directors is responsible for our strategic business direction. Our major policies, including our policies with respect to acquisitions, leasing, financing, growth, operations, debt limitation and distributions, are determined by our board of directors. Our board of directors may amend or revise these and other policies from time to time without a vote of our stockholders. Our board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

Our board of directors may approve the issuance of capital stock with terms that may discourage a third party from acquiring us and may increase or decrease our authorized capital stock without stockholder approval.

Our charter permits our board of directors to issue shares of preferred stock, issuable in one or more classes or series. We may issue a class of preferred stock to individual investors in order to comply with the various REIT requirements. Our charter further permits our board of directors to amend our charter to increase or decrease the aggregate number of shares of our authorized stock or the number of shares of stock of any class or series without stockholder approval. Our board of directors may also classify or reclassify any unissued shares of preferred or common stock and establish the preferences and rights (including the right to vote, participate in earnings and to convert into shares of our common stock) of any such shares of stock, which rights may be superior to those of shares of our common stock. Thus, our board of directors could authorize the issuance of shares of preferred or common stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the outstanding shares of our common stock might receive a premium for their shares over the then current market price of our common stock. Furthermore, to the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending on the terms and pricing of any additional offerings, you may also experience dilution in the book value and fair value of your shares.

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined by the Code to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our charter generally prohibits direct or indirect ownership by any person of either (1) more than the aggregate stock ownership limit or (2) more than the common stock ownership limit. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limits. Any transfer of shares of our common stock that would violate the ownership limits will result in the shares of common stock that would otherwise be held in violation of the ownership limits being designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limits could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limit provisions also may make our shares of common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of either (1) more than 9.8% of the number or value of our outstanding shares of common stock or (2) more than 9.8% of the number or value of our outstanding shares of all classes.

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the acquiring stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws provide that we are not subject to the “control share” provisions of the MGCL. However, our board of directors may elect to make the “control share” statute applicable to us at any time, and may do so without stockholder approval.

Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, our charter provides that our board of directors will have the exclusive power to fill vacancies on our board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. Our board of directors may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time.

Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of our company. For example, our charter and bylaws provide that the number of directors constituting our full board may be fixed only by our directors, that our bylaws may only be amended by our directors and that a special meeting of stockholders may not be called by holders of our common stock holding less than a majority of our outstanding shares entitled to vote at such meeting.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in stockholders’ best interests.

Our charter limits the liability of our directors and officers for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Our charter also authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Maryland law, and our bylaws obligate us, to the maximum extent permitted by Maryland law, to indemnify any present or former director or officer of our company from and against any claim or liability to which he or she may become subject by reason of his or her service in that capacity. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. Finally, we have entered into agreements with our directors and officers pursuant to which we have agreed to indemnify them to the maximum extent permitted by Maryland law.

Our manager has broad discretion to determine the specific use of net offering proceeds, and the use of proceeds may not increase our revenues or market value.

Our manager will have considerable discretion in the specific application of net proceeds from any future offerings, may apply the net proceeds in ways other than those we currently expect, and may apply the net proceeds in ways that may not increase our revenues or our market value. You will not have the opportunity, as part of your investment decision, to assess whether the proceeds of this offering are being used appropriately.

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. Even though we have paid dividends on our common stock with respect to our partial fourth quarter in 2007, January 2008, February and March 2008 and our second, third and fourth quarters in 2008, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Broad market fluctuations could negatively impact the market price of our stock.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the industry;

•	increases in market interest rates may lead purchasers of our common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock.

Future issuances or sales of shares could cause our share price to decline.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

Other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing stockholders.

Federal Income Tax Risks

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, which could in turn have an adverse impact on the value of our stock. Furthermore, unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

In order to maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate assets or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable regulations of the U.S. Treasury. Income from hedging transactions entered into prior to July 31, 2008 that hedge interest rate risk on liabilities incurred to carry or acquire real estate assets will be excluded from gross income for purposes of the REIT 95% gross income test, but will not be qualifying income for purposes of the REIT 75% gross income test. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to maintain our qualification as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% (or, beginning with our 2009 taxable year, 25%) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force us to borrow to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

As a REIT, we must distribute at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we generally intend to make distributions so that no income or excise taxes are due, we may from time to time, consistent with maintaining our REIT qualification, elect to pay taxes in lieu of making current distributions if we decide that strategy is more favorable to our stockholders.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our agency securities at disadvantageous prices or find another alternative source of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and administrative office is located at 110 Oakwood Drive, Suite 340, Winston-Salem, NC 27103 and we have one satellite office in Columbia, Maryland. As part of our management agreement, our manager is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities belong to our manager.

Item 3.	Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and is traded on the New York Stock Exchange under the symbol “HTS” since April 30, 2008. The following table presents the high and low sales prices for our common stock as reported by the New York Stock Exchange for the period from April 30, 2008 to December 31, 2008.

	High	Low
Period from April 30, 2008 to June 30, 2008	$27.18	$22.51
Quarter Ended September 30, 2008	26.70	18.83
Quarter Ended December 31, 2008	27.28	15.74

The per-share closing price for our common stock, as reported by the New York Stock Exchange on February 13, 2009, was $24.21.

Holders of Our Common Stock

As of February 13, 2009, there were approximately 6 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. For 2008, the Company paid $3.32 per share of common stock in dividends. Of the $3.32, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
January 1, 2008 to January 31, 2008	$0.17
February 1, 2008 to March 31, 2008	$0.35
April 1, 2008 to June 30, 2008	$0.75
July 1, 2008 to September 30, 2008	$1.05
October 1, 2008 to December 31, 2008	$1.00

In 2008, the Company paid a $0.17 per share dividend with respect to the fourth fiscal quarter of 2007. Of the $0.17, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. This dividend is taxable as 2008 income.

Use of Proceeds from Registered Securities

In our prior Securities and Exchange Commission reports we disclosed how we applied the proceeds from our initial public offering in April 2008 (registration no. 333-149314 declared effective April 24, 2008).

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from April 30, 2008 to the NYSE closing price per share on December 31, 2008 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on April 30, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.

The actual returns shown on the graph above are as follows:

	April 30, 2008	May-2008	Jun-2008	Jul-2008	Aug-2008	Sep-2008	Oct-2008	Nov-2008	Dec-2008
Hatteras Financial Corp	100.00	105.42	93.91	93.74	101.10	94.77	93.34	110.33	118.17
S&P 500 Total Return	100.00	101.30	92.76	91.98	93.31	85.00	70.73	65.65	66.35
NAREIT Mortgage REIT	100.00	103.14	87.35	84.48	82.84	80.35	73.10	72.50	79.76

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the year ended December 31, 2008 and the period from September 17, 2007 (Date of Inception) to December 31, 2007 have been derived from our historical financial statements. The information presented below is not necessarily indicative of the trends in our performance or our results for a full fiscal year.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.

(in thousands, except per share amounts)

	Year ended December 31, 2008	Period from September 17, 2007 to December 31, 2007
			Three months ended (unaudited)
			December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Statement of Income Data
Interest income	$198,372	$7,296	$63,402	$65,477	$43,446	$26,047

Interest Expense	(104,481)	(5,332)	(34,020)	(33,251)	(20,823)	(16,387)

Net Interest Income	93,891	1,964	29,382	32,226	22,623	9,660

Operating Expenses	(8,714)	(716)	(2,641)	(2,506)	(2,222)	(1,345)

Provision for Claim Receivable	(6,048)	—	(6,048)	—	—	—

Net Income	$79,129	$1,248	$20,693	$29,720	$20,401	$8,315

Earnings per share—common stock, basic and diluted	$3.48	$0.15	$0.73	$1.11	$0.88	$0.71

Weighted average shares outstanding	22,758	8,368	28,516	26,777	23,109	11,740

Distributions per common share	$3.49	$—	$1.00	$1.05	$1.10	$0.34

Key Portfolio Statistics
Average MBS (1)	$3,877,007	$846,454	$5,004,721	$5,141,952	$3,382,343	$1,952,718
Average Repurchase Agreements (2)	$3,524,028	$831,636	$4,531,698	$4,678,382	$3,083,103	$1,779,171
Average Equity (3)	$465,966	$158,102	$533,214	$549,310	$508,338	$271,477
Average Portfolio Yield (4)	5.06%	5.50%	5.05%	5.08%	5.03%	5.23%
Average Cost of Funds (5)	2.96%	4.71%	3.00%	2.84%	2.70%	3.68%
Interest Rate Spread (6)	2.10%	0.79%	2.05%	2.24%	2.33%	1.55%
Return on Average Equity (7)	16.98%	5.00%	15.52%	21.64%	16.05%	12.26%
Average Annual Portfolio Repayment Rate (8)	10.04%	3.50%	7.84%	8.46%	12.57%	15.61%
Debt to Equity (at period end) (9)	6.1:1	8.9:1	6.1:1	8.7:1	7.8:1	8.3:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by 91.
(2)

Our daily average balance outstanding under our repurchase agreements for the quarter was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the quarter by 91.

(3)	Our daily average shareholders’ equity for the quarter was calculated by dividing the sum of our daily shareholders’ equity during the quarter by 91.
(4)	Our average portfolio yield for the quarter was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds for the quarter was calculated by dividing our total interest expense (including hedges) by our average borrowings.
(6)	Our interest rate spread for the quarter was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity for the quarter was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the quarter (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio for the quarter was calculated by dividing the amount outstanding under our repurchase agreements by total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities net of premium amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio or our hedging instruments.

We began operations in November 2007 with a private equity offering and raised additional equity three times in 2008. Accordingly, all of our financial results and data should be viewed with the knowledge that this was a period of significant growth for our company, and that period to period comparisons may not be meaningful or may produce comparisons that may be misleading to future activity and results.

In November 2007, we completed our initial private offering of 8,203,937 shares of our common stock for $20.00 per share and commenced operations. We received approximately $157.1 million in net proceeds from our initial private offering after offering expenses. We completed three offerings of our common stock in 2008. In February 2008, we completed a second private offering in which we sold an aggregate of 6,900,000 shares of our common stock for $24.00 per share. We received approximately $158.7 million in net proceeds from our second private offering after offering expenses. In April 2008, we completed our initial public offering in which we sold an aggregate of 11,500,000 shares of our common stock at $24 per share for net proceeds of approximately $255.4 million after offering expenses. In December 2008 we completed an additional public offering of our common stock. We sold a total of 9,409,090 shares at $22.00 per share for net proceeds of approximately $196.6 million.

As of December 31, 2008 and 2007, our portfolio consisted of approximately $5.2 billion and $1.6 billion, respectively, in market value, of agency securities with initial fixed-interest rate periods of three years, five years or seven years.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

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

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

For a discussion of additional risks relating to our business see “Risk Factors”.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past 18 months, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae or Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. The recent turmoil in the residential mortgage sector, however, and concerns over the financial condition of Fannie Mae and Freddie Mac have increased credit spreads and decreased price stability of agency securities. Freddie Mac and Fannie Mae have reported substantial losses and a need for substantial amounts of additional capital.

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

On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process by which FHMA will operate Fannie Mae and Freddie Mac as a conservator in an effort to stabilize the entities. In connection with the conservatorship, FHMA announced, among other things, that (i) Fannie Mae and Freddie Mac would currently be permitted to continue to guarantee agency securities, (ii) FHFA had assumed the power of the board of directors and management of the entities, (iii) the chief executive officers of the entities had been replaced, (iv) the dividend on the outstanding common and preferred equity of Fannie Mae and Freddie Mac had been eliminated and (v) a financing and investing relationship between Fannie Mae and Freddie Mac had been established. FHFA also noted that during the conservatorship, FHFA would work on additional regulation of Fannie Mae and Freddie Mac, some of which would include minimum capital standards and portfolio limits.

The newly-established financing and investing relationship between Fannie Mae and Freddie Mac and the U.S. Treasury includes the following components:

•

A program by which the U.S. Treasury purchases Fannie Mae-guaranteed and Freddie Mac-guaranteed agency securities in the open market pursuant to an authority that expires December 31, 2009. The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets. The U.S. Treasury may hold purchased agency securities to maturity and, based on market conditions, may make adjustments to the portfolio.

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

•

Preferred stock purchase agreements, which are arrangements for the U.S. Treasury to make purchases of senior preferred equity in Fannie Mae and Freddie Mac designed to allow Fannie Mae and Freddie Mac to maintain a positive net worth and avoid mandatory triggering of their receivership. Initially, Fannie Mae and Freddie Mac have each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of such entity at a nominal price. Each preferred stock purchase agreement has a capacity of $100 billion. Pursuant to the agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and MBS portfolio will not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. After reporting a substantial loss in the third quarter of 2008, Freddie Mac requested a capital injection by the U.S. Treasury of $13.8 billion pursuant to its preferred stock purchase agreement.

While the U.S. Treasury has stated that its actions are intended to provide stability to the financial markets and support availability of mortgage financing and now has committed significant resources to Fannie Mae and Freddie Mac, agency securities guaranteed by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States Government. Moreover, the U.S. Treasury Secretary, in announcing the actions, noted that the guaranty structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac agency securities or the express elimination of any implied U.S. Government guaranty and, therefore, the creation of credit risk with respect to Fannie Mae and Freddie Mac agency securities. Accordingly, the effect of the actions taken by the U.S. Treasury and FHFA remains uncertain. In addition, while specific steps within the conservatorships were announced, the scope and nature of the actions that the U.S. Treasury, FHFA or Congress will ultimately undertake are unknown and will continue to evolve.

The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the Secretary of the U.S. Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the Secretary of the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

In November 2008, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at the current time was that such purchases are not the most effective way to use TARP funds, but the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of mortgage-backed securities began in early January 2009. While the Federal Reserve’s program to purchase mortgage-backed securities could cause an increase in the price of agency securities, which would positively impact our book value, it could also negatively impact the net interest margin with respect to agency securities we purchase after that program has begun.

In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis including direct investment in debt and equity securities of financial institutions and other companies. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. The Company’s funding costs, which traditionally have tracked 30 day LIBOR have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day London Interbank Offered Rate, or LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have been significantly higher than the target Federal Funds Rate. The difference between 30 day LIBOR and the Federal Funds rate has been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference had returned to more normal levels by the end of December 2008, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

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

We completed our initial public offering on April 25, 2008 and began investing the proceeds following closing on April 30, 2008. Despite additional rate cuts by the Federal Reserve, agency securities remained attractively priced. Accordingly, we continued to add to our portfolio by acquiring additional three-, five- and seven-year hybrid ARMS. At September 30, 2008, we had a portfolio of approximately $5.0 billion with a portfolio average coupon of 5.29%, purchased at an average price of $101.23 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. As of September 30, 2008, we had financed approximately $4.1 billion of our September 30, 2008 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with 10 counterparties. We also had financed $0.5 billion with longer dated repurchase agreements with an average term of 20 months. We also entered into additional interest rate swaps giving us a total of $1.4 billion on September 30, 2008.

We began investing the proceeds of our second public offering following closing on December 15, 2008. Although agency securities had remained at historically low prices for most of the quarter, in mid-December the effect of government intervention in the mortgage markets began to increase prices on our securities causing us to be more selective and patient in our purchases. Accordingly, we continued to add to our portfolio by acquiring additional three-, five- and seven-year hybrid ARMS at a measured pace, purchasing $249 million by December 31, 2008. At December 31, 2008, we had a portfolio of approximately $5.2 billion with a portfolio average coupon of 5.28%, purchased at an average price of $101.24 per $100 of current face, adjusted for amortization of scheduled and unscheduled principal pay-downs. As of December 31, 2008, we had financed approximately $4.0 billion of our December 31, 2008 portfolio with borrowings pursuant to 90-day or shorter repurchase agreements with 13 counterparties. We continued to finance $0.5 billion of our portfolio with longer dated repurchase agreements. In addition, we entered into an additional $0.3 billion of interest rate swaps for a total of $1.7 billion at December 31, 2008.

Book Value per Share

As of December 31, 2008, our book value per common share (total shareholders’ equity divided by shares outstanding) was $20.35, an increase of $0.66 from September 30, 2008 and an increase of $0.59 since December 31, 2007. Despite US government actions which further strengthened the credit of our assets, the turmoil in the financial markets kept our asset values depressed even as the values of U.S Treasury securities increased. This turmoil, and uncertainty about the strength of our economy, has also decreased the value of our interest rate hedges, which would normally tend to have an opposite correlation to our asset values. Critically, despite this deterioration in value, the swaps have served to assure historically attractive net interest margins in connection with the specific asset/liability pairings associated with these swap positions.

Our common stock offerings throughout the year have essentially been the primary contributor to the increase in our book value, as our total net unrealized gain or loss on our securities and interest rate swaps has remained below December 2007 levels. One of our goals is to use accretive stock offerings to increase book value, and thus share price, over the long term. If asset prices continue to recover in 2009 we would expect to see continued improvement in our book value.

While all of our investments and interest rate swap positions are reflected at fair value on our balance sheet and therefore included in the calculation of book value per common share, unrealized gains or losses on longer-term committed borrowings supporting investments in longer-to-reset ARMs are not reflected in book value. As of December 31, 2008, these longer-term borrowings consisted of a series of repurchase arrangements with remaining terms of 8 to 34 months.

Investments

Agency Securities

As of December 31, 2008 and 2007, our agency securities portfolio was purchased at a net premium to par, or face, value, with a weighted-average amortized cost of 101.24% and 101.14%, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2008 and 2007, we had approximately $63.3 million and $18.2 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2008 and 2007, our investment portfolio consisted of agency securities as follows:

As of December 31, 2008

(dollars In thousands)
Months to Reset	% of Portfolio	Current Face value(1)	Weighted Avg. Coupon(2)	Weighted Avg. Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Avg. Market Price(5)	Market Value(6)
0-36	8.7%	$448,356	5.18%	101.25	$453,976	101.67	$455,832

37-60	61.8%	3,159,136	5.28%	101.25	3,198,696	101.92	3,219,937

61-85	29.5%	1,508,604	5.29%	101.20	1,526,683	101.81	1,535,961

Total MBS	100.0%	$5,116,096	5.28%	101.24	$5,179,355	101.87	$5,211,730

As of December 31, 2007

(dollars In thousands)
Months to Reset	% of Portfolio	Current Face value(1)	Weighted Avg. Coupon(2)	Weighted Avg. Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Avg. Market Price(5)	Market Value(6)
0-36	11.5%	$184,327	5.40%	100.99	$186,149	101.14	$186,436

37-60	61.1%	973,221	5.77%	101.21	984,954	101.70	989,804

61-85	27.4%	436,690	5.83%	101.06	441,335	101.46	443,050

	100.0%	$1,594,238	5.75%	101.14	$1,612,438	101.57	$1,619,290

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at December 31, 2008 and 2007:

( dollars in Thousands)	December 31, 2008		December 31, 2007
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

Agency MBS

Fannie Mae Certificates	$3,651,390	70.1%	$1,029,381	63.6%

Freddie Mac Certificates	1,560,340	29.9%	589,909	36.4%

Total MBS	$5,211,730		$1,619,290

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder as Fannie Mae pays their principal and interest quicker after accrual (54 days) as compared to Freddie Mac (74 days).

As of December 31, 2008 and 2007, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 55 months and 61 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on increases to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases to the interest rates on our agency securities is 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2008 and 2007, we had established 21 and 15 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at December 31, 2008 and 2007 of $4.5 billion and $1.5 billion, respectively. While we continue to add new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive, we may also lose some of these relationships as banks may merge in 2009.

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

As of December 31, 2007, we had not engaged in any hedging activity. As of December 31, 2008, however, we had entered into 18 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $1.7 billion of borrowings under our repurchase agreements. We have also entered into $0.5 billion longer-term repurchase agreements as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Results of Operations

We commenced our operations in November 2007 with our first private offering of our common stock. We also issued additional shares three times during 2008 which significantly increased our equity capital, and thus, the size of our portfolio. Under our investment strategy, it generally takes some time to deploy significant amounts investment capital. Consequently, comparison of year over year data or quarter to quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Since our commencement of operations, the spread between our interest income and interest expense has been at historically high levels. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained relatively wide. For the year ended December 31, 2008, our portfolio had an average yield of 5.06% and a cost of funds (including hedges) of 2.96%. This resulted in a net interest margin (or spread) of 2.10% for the year. Our net interest margin increased during the middle of the year but contracted some in the fourth quarter due to higher borrowing rates on our repurchase agreements and higher costs associated with hedging our liabilities.

While the relative difference between our interest income and interest expense is more important to our performance than the absolute level of rates, the yield on our assets is a significant indicator of performance. Our gross yield dropped from our initial period in 2007 due to overall lower overall mortgage rates. At the end of 2007, we had invested in agency securities with a weighted average coupon of 5.75%. These coupon rates fell throughout the first half of the year and then remained fairly level since that time. Our weighted average coupon at December 31, 2008 was 5.28%. If mortgage rates were to fall further, any new investments we make will be at lower coupon rates.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the year ended December 31, 2008 was 10.04%. Each quarter throughout the year, our repayment rate slowed, from over 15% in the first quarter, to 7.84% in the fourth quarter. Due to the fact that 1) most of our agency securities were new production or recently issued, and 2) credit markets have inhibited homeowners’ ability to refinance, the repayment rate for these periods may not be meaningful as a guide to future rates of repayment, which we estimate to generally be 15% to 20%. U.S. government intervention in the mortgage markets may create a significant increase in refinancing, and is a risk to earnings in the future. Absent significant government influence, the current U.S. economic and housing markets may keep these rates slower than normal over the next few quarters. At the end of the year our portfolio had an average dollar price of $101.24 per $100 of face value. Keeping the price of our portfolio close to par helps predict costs associated with repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a higher price portfolio.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2008 was 2.82%, decreasing from 4.71% in the preceding year. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. This rate (LIBOR) dropped from 4.60% at December 31, 2007 to 0.44% at December 31, 2008, however it was not a gradual decline, with spikes higher throughout the year, especially around each quarter end. We expect our unhedged borrowing cost to be significantly lower on average in 2009 if LIBOR remains low and stable. We incurred expense related to our interest rate hedges of $5.1 million, as compared to none for the preceding year, which increased our total cost of funds to 2.96% for the year. We had no interest rate hedges at the end of 2007 due to the newness and size of our portfolio. We ended 2008 with a total $1.7 billion of interest rate swap contracts with a weighted average rate of 3.05% and weighted average term of 31 months. Additionally, we had fixed the borrowing cost on another $500 million through the use of longer term repurchase agreements, with remaining terms of between 11 and 31 months at December 31, 2008.

Our total operating expenses for the year were $8.7 million which represents 181 basis points on average paid in capital. The previous year’s total expenses were $0.7 million, which represents less than 2 months of activity and therefore not meaningful for comparison purposes. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $6.2 million of the total expenses. The remaining expenses are share based compensation of $1.2 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $1.3 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

We incurred one other unusual and non-recurring expense in 2008. In September 2008, Lehman Brothers Inc. (“LBI”) defaulted on the terms of a repurchase agreement we had with them and failed to return securities to us in which we had a net cost basis (cost of the securities plus accrued interest receivable less repurchase funds received and accrued interest payable) of $6.1 million. On September 19, 2008 LBI was placed under conservatorship by the Securities Investor Protection Corporation (“SIPC”). The LBI estate is large and complex, and the SIPC trustee has been slow to resolve claims or provide any meaningful information as to the solvency of the estate. Currently management believes it is more likely than not that any recovery would not be meaningful and has reserved the entire amount of the receivable from LBI. If we receive any amounts in the future on our claim, we will record them as gains in the period of recovery.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	December 31, 2008
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation

Within 30 days	$4,019,435	1.99%	$4,856	$4,024,291

30 days to 3 months	—	—	—	—

3 months to 36 months	500,000	3.15%	28,604	528,604

	$4,519,435	2.12%	$33,460	$4,552,895

	December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation

Within 30 days	$1,092,287	5.03%	$2,321	$1,094,608

30 days to 3 months	283,225	4.72%	2,459	285,684

3 months to 36 months	100,000	3.72%	3,414	103,414

	$1,475,512	4.88%	$8,194	$1,483,706

We had contractual commitments under interest rate swap agreements as of December 31, 2008. These agreements were for a total notional amount of $1.7 billion, had an average rate of 3.05% and average term of 31 months.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments, proceeds from equity offerings, and cash generated from our operating results. Other sources of funds may include proceeds from debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under its borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

In 2008, we completed three offerings of our common stock, with net proceeds to us of $610.7 million. We used these proceeds to buy additional MBS, repay repurchase agreements, and increase our overall liquidity position.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations, and pay dividends. During 2008, we purchased $3.97 billion of MBS using proceeds from common stock offerings, repurchase agreements and cash. During 2008, we received cash of $382.3 million from prepayments and scheduled amortization on our investment securities. We had a net cash increase from our repurchase agreements of $3.2 billion. Cash interest payments on our borrowings totaled $100.9 million in 2008. Part of funding our operations includes providing cash margin to offset liability balances on our hedges. This required $66.7 million of cash to be placed in a restricted account with our counter-parties as of the end of 2008, due to the rapid decrease in interest rates experienced since the inception of most of our hedges. As the long term outlook for rates increases, and as time passes, we will receive this cash back.

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently we have uncommitted repurchase facilities with 21 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 14 of these counterparties, up from nine at December 31, 2007.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2008 (dollar amounts in thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Citigroup Global Markets Inc.	$500,000	$27,726	662	11.0%

Mizuho	489,730	19,829	27	10.8%

Deutsche Bank Securities Inc.	467,858	36,942	28	10.4%

BNP Paribas Securities Corp	446,087	29,030	26	9.9%

Credit Suisse Securities (USA) LLC	442,490	43,168	16	9.8%

South Street Securities LLC (2)	421,183	28,874	26	9.3%

Bank of America Securities, LLC	417,947	34,811	26	9.2%

Merrill Lynch Government Securities Inc.	266,266	21,060	15	5.9%

Greenwich Capital Markets, Inc.	261,026	18,924	15	5.8%

Barclays Capital Inc.	250,910	27,417	6	5.6%

Cantor Fitzgerald & Co.	189,165	13,548	28	4.2%

MF Global Inc.	151,101	8,927	26	3.3%

ING Financial Markets LLC	121,932	11,816	26	2.7%

Daiwa Securities America Inc.	93,740	7,072	6	2.1%

Total	$4,519,435	$329,144		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as an agent for this counterparty

As of December 31, 2008, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.4% (weighted by borrowing amount). As of December 31, 2007, our weighted average haircut was 3.33%. This increase was due to the credit market concerns and the price volatility in asset prices. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

In September 2008, one of our repurchase agreement counterparties, Lehman Brothers, Inc. (“LBI”) defaulted on the terms of our agreement with them. LBI was placed under the conservatorship of the Securities Investor

Protection Corporation (“SIPC”) on September 19, 2008, which began a liquidation of LBI. We currently have a receivable from the estate of LBI in the amount of $7.1 million, which represents the fair market value, on the date of default by LBI, of the securities held by LBI as collateral under the agreement, plus accrued interest receivable, less the amount of repurchase funds received by us and interest expense accrued under the agreement. At this point, management believes that a collection of any assets or funds from the estate to be less than likely, and there is a great deal of uncertainty as to the solvency of the estate. Due to this fact, management has recorded a collection allowance for the full amount of the receivable from the estate of LBI, and have recorded a loss of $6.1 million (our net cost basis in the assets) in the fourth quarter of 2008. If the collateral, or net value of the collateral, is returned to us, we would record a gain in the period of recovery.

As discussed above under “Market Trends and the Effect of Historical Interest Rate Trends on our Portfolio,” the residential mortgage market in the United States has experienced difficult economic conditions including:

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

As of December 31, 2008, the weighted average haircut under our repurchase agreements was approximately 5.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.1:1. This leverage ratio was lower than our target range primarily due to not having invested all of the funds from our December 2008 common stock offering.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At December 31, 2008 and December 31, 2007, our total borrowings were approximately $4.5 billion and $1.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.1:1 and 8.9:1, respectively. As we continue to invest the proceeds of our December 2008 common stock offering we expect that our leverage ratio will increase from our December 31, 2008 level to our normal operating range.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Interest Income: Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities is amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Market Valuation of Investment Securities: We invest in agency securities representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity. The fair values of agency securities are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging the three valuations. If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, we estimate the fair value of the security using a variety of methods including, but not limited to, independent pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and fundamental analysis of observable market factors.

Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: The Company has adopted the FASB Staff Position No. 115-1. Among other things, the FASB Staff Position specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We assess our investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, we consider several factors, including but not limited to: the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and our intent and ability to hold the investment until the value recovers to cost. If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment’s cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date. Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value through earnings. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered impaired, or not impaired, is subjective and, therefore, constitute material estimates that are susceptible to significant change. In the event that a security becomes other-than-temporarily impaired (e.g., if the fair value falls below amortized cost basis and recovery is not expected before the security is sold), the cost of the security would be adjusted accordingly and the difference reflected in current earnings. There were no such adjustments for the year ended December 31, 2008 or the period from September 19, 2007 (Date of Inception) to December 31, 2007.

Derivative Instruments: We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Derivatives are valued at the present value of future cash flows. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps. As of December 31, 2007, we had not entered into any hedging activities. As of December 31, 2008, we had entered into the interest rate swaps described above.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2008 and 2007, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of December 31, 2008, we had entered into 18 interest rate swap agreements designed to mitigate the effects of increased in interest rates under $1.7 billion of our repurchase agreements.

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

Prepayment Risk

As we receive repayments of principal on our agency securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income. Premiums arise when we acquire agency securities at prices in excess of the principal balance of the mortgage loans underlying such agency securities. Conversely, discounts arise when we acquire agency securities at prices below the principal balance of the mortgage loans underlying such agency securities. To date, substantially all of our agency securities have been purchased at a premium.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2008 and 2007, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2008

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.3)%	(0.59)%
+0.50%	(3.4)%	(0.15)%
-0.50%	3.3%	0.14%
-1.00%	2.6%	0.51%

December 31, 2007

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(68)%	(1.37)%
+0.50%	(33)%	(0.36)%
-0.50%	29%	0.44%
-1.00%	54%	1.13%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at December 31, 2008, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Item 8.	Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this Report. See Listing to the Financial Statements at Item 15 on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2009 annual stockholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K and begin at page F-1:

(a)	1.	Financial Statements

		Included herein at pages F-1 through F-19.

	2.	Financial Statement Schedules

		All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and , therefore, have been omitted.

	3.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

10.1	Registration Rights Agreement, by and among Keefe, Bruyette & Woods, Inc., Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated November 5, 2007 (1)

10.2	Registration Rights Agreement, by and among Keefe, Bruyette & Woods, Inc., Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated February 5, 2008 (1)

10.3	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of November 5, 2007 (1)

10.4	2007 Equity Incentive Plan* (1)

10.5	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.6	Form of Restricted Stock Award Agreement for independent directors * (1)

10.7	Form of Amended and Restated Stock Option Agreement * (1)

10.8	Form of Indemnification Agreement * (1)

21	List of subsidiaries (1)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: February 19, 2009	By:	/S/ MICHAEL R. HOUGH
Michael R. Hough
Chief Executive Officer and Chairman of the Board of Directors

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Hatteras Financial Corp., hereby severally constitute Michael R. Hough, Benjamin M. Hough and Kenneth A. Steele, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hatteras Financial Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature

February 19, 2009	/s/ Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Michael R. Hough

February 19, 2009	/s/ Benjamin M. Hough	Director
Benjamin M. Hough

February 19, 2009	/s/ David W. Berson	Director
David W. Berson

February 19, 2009	/s/ Ira G. Kawaller	Director
Ira G. Kawaller

February 19, 2009	/s/ Jeffrey D. Miller	Director
Jeffrey D. Miller

February 19, 2009	/s/ Thomas D. Wren	Director
Thomas D. Wren

February 19, 2009	/s/ Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth A. Steele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hatteras Financial Corp.

We have audited the accompanying balance sheets of Hatteras Financial Corp. as of December 31, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from September 19, 2007 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatteras Financial Corp. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and the period from September 19, 2007 (Date of Inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 19, 2009

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share data)	December 31, 2008	December 31, 2007
Assets

Mortgage-backed securities, at fair value (including pledged assets of $4,829,671 and $1,540,718 at December 31, 2008 and 2007, respectively)	$5,211,730	$1,619,290
Cash and cash equivalents	143,717	18,442
Restricted cash	66,727	—
Accrued interest receivable	28,455	8,556
Principal payment receivable	8,788	—
Interest rate hedge asset	131	—
Other assets	778	100

Total assets	$5,460,326	$1,646,388

Liabilities and shareholders’ equity
Repurchase agreements	$4,519,435	$1,475,512
Payable for unsettled securities	104,467	—
Accrued interest payable	8,626	5,197
Interest rate hedge liability	62,822	—
Dividend payable	26,777	—
Accounts payable and other liabilities	1,912	323

Total liabilities	4,724,039	1,481,032

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at December 31, 2008 and 2007	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,186 and 8,368 shares issued and outstanding at December 31, 2008 and 2007, respectively	36	8
Additional paid-in capital	769,159	157,249
(Accumulated deficit) retained earnings	(2,787)	1,248
Accumulated other comprehensive (loss)/income	(30,121)	6,851

Total shareholders’ equity	736,287	165,356

Total liabilities and shareholders’ equity	$5,460,326	$1,646,388

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	For the year Ended December 31, 2008	Period from September 19, 2007 (Date of Inception) to December 31, 2007
Interest income:
Interest income on mortgage-backed securities	$196,322	$6,718
Interest income on short-term cash investments	2,050	578

Interest income	198,372	7,296

Interest expense	104,481	5,332

Net interest income	93,891	1,964

Expenses:
Management fee	6,151	367
Share based compensation	1,190	203
General and administrative	1,373	146

	8,714	716

Other income/expense:
Provision for counterparty default	6,048	—

Total expenses	14,762	716

Net income	$79,129	$1,248

Earnings per share - common stock, basic and diluted	$3.48	$0.15

Dividends per share	$3.49	$—

Weighted average shares outstanding	22,759	8,368

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the Year ended December 31, 2008 and the period from September 19, 2007 (Date of Inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in thousands)	Shares	Amount
Balance at September 19, 2007

Issuance of common stock	8,204	$8	$157,046	$—	$—	$157,054

Issuance of restricted stock	164	—	—	—	—	—
Share based compensation expense	—	—	203	—	—	203

Comprehensive income:

Net income	—	—	—	1,248	—	1,248
Other comprehensive income:
Unrealized gains on securities available for sale	—	—	—	—	6,851	6,851

Comprehensive income						8,099

Balance at December 31, 2007	8,368	$8	$157,249	$1,248	$6,851	$165,356

Issuance of common stock	27,809	28	610,720			610,748

Issuance of restricted stock	9	—	—	—	—	—
Share based compensation expense	—	—	1,190	—	—	1,190
Dividends declared on common stock	—	—	—	(83,164)	—	(83,164)

Comprehensive income:
Net income	—	—	—	79,129	—	79,129
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	25,524	25,524
Net unrealized loss on interest rate hedges	—	—	—	—	(62,496)	(62,496)

Comprehensive income						42,157

Balance at December 31, 2008	36,186	$36	$769,159	$(2,787)	$(30,121)	$736,287

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Dollars in thousands)	For the year ended December 31, 2008	September 19, 2007 (Date of Inception) to December 31, 2007
Operating activities
Net income	$79,129	$1,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium paid for mortgage backed securities	6,429	76
Amortization related to interest rate swap agreements	78	—
Share based compensation expense	1,190	203
Provision for counterparty default	6,048	—
Hedge ineffectiveness	195	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(20,200)	(8,556)
Increase in other assets	(755)	(100)
Increase in accrued interest payable	3,612	5,197
Increase in accounts payable and other liabilities	1,589	323

Net cash provided by (used in) operating activities	77,315	(1,609)

Investing activities
Purchases of mortgage-backed securities	(3,973,352)	(1,616,761)
Principal repayments of mortgage-backed securities	382,355	4,246

Net cash used in investing activities	(3,590,997)	(1,612,515)

Financing activities
Issuance of common stock, net of cost of issuance	610,748	157,054
Cash dividends paid	(56,388)	—
Restricted cash on SWAP arrangements	(66,727)	—
Proceeds from repurchase agreements	38,138,209	1,510,987
Principal repayments on repurchase agreements	(34,986,885)	(35,475)

Net cash provided by financing activities	3,638,957	1,632,566

Net increase in cash and cash equivalents	125,275	18,442
Cash and cash equivalents, beginning of period	18,442	—

Cash and cash equivalents, end of period	$143,717	$18,442

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$100,869	$136

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$104,467	$—

Mortgage-backed securities held under defaulted repurchase agreement, including accrued interest of $301	$114,671	$—

Repurchase agreement offset by default of counterparty, including accrued interest payable of $182	$107,582	$—

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

December 31, 2008

(Dollars in thousands except per share amounts)

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

In November 2007, the Company consummated its initial private offering and sold 8,203,937 shares of its common stock at $20.00 per share. Net proceeds from the initial private offering totaled $157,054. In February 2008, the Company sold 6,900,000 shares of its common stock in an offering at $24.00 per share. Net proceeds from this offering totaled $158,743. On April 30, 2008 the Company completed its initial public offering and sold 11,500,000 shares of its common stock at $24.00 per share. Net proceeds from this offering totaled $255,440. On December 15, 2008 the Company completed a second public stock offering and sold 9,409,090 shares of its common stock at $22.00 per share. Net proceeds from this offering totaled $196,565. The Company’s common stock trades on the New York Stock Exchange under the symbol “HTS”.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of MBS and the valuation of derivative instruments. All references to the “period ended December 31, 2007” indicate the period from September 19, 2007 (Date of Inception) to December 31, 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, and which are not restricted as to use, to be cash equivalents. The carrying amounts of cash equivalents approximate their fair value.

Restricted Cash

Restricted cash is cash held in margin accounts at various counterparties to offset interest rate hedging liabilities.

Interest Income

Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Financial Instruments

At December 31, 2008, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See note 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including derivative interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See note 6 for additional information on interest rate swap agreements.

The Company also considers its cash and cash equivalents, restricted cash, interest receivable, accounts payable, and repurchase agreements and accrued interest payable, to meet the definition of financial instruments. As of December 31, 2008 and 2007, the carrying amount of cash and cash equivalents, interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. In the event that a security becomes other-than-temporarily impaired, (e.g., if the fair value falls below amortized cost basis and recovery is not expected before the security is sold), the cost of the security would be adjusted accordingly and the difference reflected in current earnings. There were no such adjustments for the year ended December 31, 2008 or period ended December 31, 2007.

Securities transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under these amounts are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income arises from unrealized gains or losses generated from changes in market values of its securities held as available-for-sale and our derivative instruments.

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of income or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company uses derivative instruments to manage its exposure to changing interest rates generally with interest rate swap, interest rate cap, and futures contracts.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company will generally not be subject to Federal income tax to the extent that it distributes 90% of its taxable income to its shareholders, and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in compensation expense of $1,190 for the year ended December 31, 2008 and $203 for the period ended December 31, 2007.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This EITF is not expected to have a material impact on the Company’s financial statements.

3. Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157” or the “Standard”). The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The fair values of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	$—	$5,211,730	$—	$5,211,730
Interest rate hedges	—	131	—	131

Total	$—	$5,211,861	$—	$5,211,861

Liabilities
Interest rate hedges	$—	$62,822	$—	$62,822

Total	$—	$62,822	$—	$62,822

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2008, all of the Company’s MBS values were based on third-party values. The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at December 31, 2008.

( In Thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$3,630,379	$(1,800)	$22,811	$3,651,390
Freddie Mac Certificates	1,548,976	(334)	11,698	1,560,340

Total MBS	$5,179,355	$(2,134)	$34,509	$5,211,730

The following table presents certain information about the Company’s MBS at December 31, 2007.

( In Thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$1,024,660	$—	$4,721	$1,029,381
Freddie Mac Certificates	587,779	—	2,130	589,909

Total MBS	$1,612,439	$—	$6,851	$1,619,290

The components of the carrying value of available-for-sale MBS at December 31, 2008, and 2007 are presented below.

	December 31, 2008	December 31, 2007
Principal balance	$5,013,233	$1,594,238
Unsettled Securities	104,467	—
Unamortized premium	61,696	18,201
Unamortized discount	(41)	—
Gross unrealized gains	34,509	6,851
Gross unrealized losses	(2,134)	—

Carrying value/estimated fair value	$5,211,730	$1,619,290

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At December 31, 2008, the Company had the following securities in a loss position presented below:

	Less than 12 months
	FMV	Unrealized Loss
Fannie Mae Certificates	$762,387	$(1,800)
Freddie Mac Certificates	256,212	(334)

Total temporarily impaired securities	$1,018,599	$(2,134)

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including but not limited to: the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent and ability to hold the investment until the value recovers to cost. At December 31, 2008, the Company considered none of its securities to be other-than-temporarily impaired.

The following table presents components of interest income on the Company’s MBS portfolio for the year ended December 31, 2008 and the period ended December 31, 2007.

	Year Ended December 31, 2008	Period Ended December 31, 2007
Coupon interest on MBS	$202,751	$6,794
Premium amortization	(6,429)	(76)

Interest income on MBS, net	$196,322	$6,718

The contractual maturity of the Company’s MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2008 and 2007.

	Fair Value	December 31, 2008 % of Total	WAC	Fair Value	December 31, 2007 % of Total	WAC
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$455,832	8.7%	5.18%	$186,436	11.5%	5.40%
37 - 60 Months	3,219,937	61.8%	5.28%	989,804	61.1%	5.77%
61 - 85 Months	1,535,961	29.5%	5.29%	443,050	27.4%	5.83%

Total MBS	$5,211,730	100.0%	5.28%	$1,619,290	100.0%	5.75%

5. Repurchase Agreements

At December 31, 2008 and 2007, the Company had repurchase agreements in place in the amount of $4,519,435 and $1,475,512, respectively, to finance MBS purchases. During the fourth quarter of 2008, the weighted average interest rate on cost of funds was 3.01% and for the period ended December 31, 2007 the weighted average interest rate on these borrowings was 4.86%. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At December 31, 2008 and 2007, respectively, the Company had repurchase agreements outstanding with 14 and 9 counterparties with a weighted average contractual maturity of 2.5 months and 2 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$4,019,435	1.99%	$1,092,287	5.03%
30 days to 3 months	—	—	283,225	4.72%
3 months to 36 months	500,000	3.15%	100,000	3.72%

	$4,519,435	2.12%	$1,475,512	4.88%

At December 31, 2008, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities (dollars in thousands):

Purchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Citigroup Global Markets Inc.	$500,000	$27,726	662	11.0%
Mizuho	489,730	19,829	27	10.8%
Deutsche Bank Securities Inc.	467,858	36,942	28	10.4%
BNP Paribas Securities Corp	446,087	29,030	26	9.9%
Credit Suisse Securities (USA) LLC	442,490	43,168	16	9.8%
South Street Securities LLC (2)	421,183	28,874	26	9.3%
Bank of America Securities, LLC	417,947	34,811	26	9.2%

Merrill Lynch Government Securities Inc.	266,266	21,060	15	5.9%
Greenwich Capital Markets, Inc.	261,026	18,924	15	5.8%
Barclays Capital Inc.	250,910	27,417	6	5.6%
Cantor Fitzgerald & Co.	189,165	13,548	28	4.2%
MF Global Inc.	151,101	8,927	26	3.3%
ING Financial Markets LLC	121,932	11,816	26	2.7%
Daiwa Securities America Inc.	93,740	7,072	6	2.1%

Total	$4,519,435	$329,144		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC serves as an agent for this counterparty.

6. Interest Rate Swap Agreements

The Company finances its activities primarily through repurchase agreements, which generally are settled on a short-term basis, usually one or two months. Therefore, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreement changes on a monthly basis, the Company is exposed to changing interest rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap agreements. At December 31, 2008, the Company had entered into 18 interest rate swap agreements described as follows.

(dollars in thousands)	Notional Amount	Beginning Date	Ending Date	Remaining Term in Months	Fixed Interest Rate in Contract
Counterparty
Merrill Lynch Capital Services, Inc.	50,000	2/13/2008	5/20/2010	17	2.67%
Merrill Lynch Capital Services, Inc.	50,000	2/7/2008	5/31/2010	17	2.68%
J. P. Morgan Chase	100,000	1/31/2008	7/30/2010	19	2.85%
Credit Suisse International	100,000	7/31/2008	9/30/2010	21	3.43%
Bank of America, N.A.	100,000	5/30/2008	11/30/2010	23	3.29%
Credit Suisse International	100,000	6/30/2008	12/31/2010	24	3.86%
Credit Suisse International	100,000	6/30/2008	1/31/2011	25	3.89%
Deutsche Bank AG	100,000	8/29/2008	2/28/2011	26	3.27%
Bank of America, N.A.	100,000	3/4/2008	3/31/2011	27	2.75%
Bank of America, N.A.	100,000	4/21/2008	4/20/2011	28	2.80%
Merrill Lynch Capital Services, Inc.	100,000	5/30/2008	5/31/2011	29	3.46%
Deutsche Bank AG	100,000	7/2/2008	6/30/2011	30	3.76%
Merrill Lynch Capital Services, Inc.	100,000	5/13/2008	8/31/2011	32	3.26%
Deutsche Bank AG	100,000	7/21/2008	10/20/2011	34	3.75%
Deutsche Bank AG	100,000	1/30/2009	11/30/2011	35	3.34%
Merrill Lynch Capital Services, Inc.	100,000	1/20/2009	9/20/2012	45	1.78%
Deutsche Bank AG	100,000	1/20/2009	1/20/2013	49	1.84%
Deutsche Bank AG	100,000	1/20/2009	4/22/2013	52	1.84%

	$1,700,000		weighted average	31	3.05%

All the interest rate swap agreements are “pay fixed/receive floating,” have a fixed rate as shown in the table and are indexed off one-month LIBOR. The Company has designated these agreements as cash flow hedges of the interest expense on the first identified $1.7 billion of repurchase agreements each month.

At December 31, 2008, the net cumulative loss of $62,496 from changes in the interest rate swaps’ fair value is included in accumulated other comprehensive loss. This unrealized loss will be reclassified and realized in the income statement when interest is accrued on the related repurchase agreements. During 2008, the Company reclassified $5,040 into income from other comprehensive loss. During 2009, the company estimates, based on interest rates at December 31, 2008, $34,303 will be reclassified from unrealized loss into income.

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s other comprehensive loss for the years ended December 31, 2008.

December 31, 2008
Balance at beginning of year	$—
Unrealized loss on interest rate swaps	(67,536)
Reclassification of net losses included in income statement	5,040

Balance at end of year	$(62,496)

7. Capital Stock

The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors has the authority to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

8. Earnings per Share

	For the year ended December 31, 2008	For the period ended December 31, 2007
Net income	$79,129	$1,248

Weighted average shares	22,759	8,368

Earnings per share	$3.48	$0.15

Net income	$79,129	$1,248

Weighted average shares	22,759	8,368
Potential additional shares from the exercise of stock options	7	—

Diluted weighted average shares	22,766	8,368

Diluted earnings per share	$3.48	$0.15

9. 2007 Equity Incentive Plan

The 2007 Equity Incentive Plan provides for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and others. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards. The 2007 Equity Incentive Plan is administered by the compensation and governance committee or by any other committee appointed by the Board of Director, or, in the absence of such a committee, by the Board of Directors.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 410,000 shares of common stock may be granted under the 2007 Equity Incentive Plan; forfeitures and/or awards that expire unexercised may be reissued. Authorized but unissued shares are issued pursuant to the 2007 Equity Incentive Plan. At December 31, 2008, 156,000 shares of common stock remained available for grant. Unless previously terminated by the Board of Directors, awards may be granted under the 2007 Equity Incentive Plan until the tenth anniversary of the date that the Company’s shareholders approved such plan. Each stock option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation and governance or other administrative committee. The following table presents information about the Company’s stock options for the period presented:

	Options	Weighted Average Price on Grant Date	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of year:	81,000	$20.00

Granted	—	—
Cancelled/forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2008	81,000	$20.00	8.8	535

Options vested at December 31, 2008	27,000	$20.00	8.8	178

Options exercisable at December 31, 2008	27,000	$20.00	8.8	178

The Company recorded compensation expense of $44 for the year ended December 31, 2008 for options issued in the prior year. The Company records compensation expense related to these options over the vesting period of the options. At December 31, 2008, the Company had 81,000 stock options outstanding with an exercise price of $20.00. 27,000 of these options vested during the year, with 27,000 options scheduled to vest in each of the next two years. The fair value of stock options granted during the period ended December 31, 2007 was $1.63 per option. The following table presents the assumptions used to calculate the fair value of options granted during 2007, using the Black-Scholes-Merton model:

December 31, 2007
Risk-Free Interest Rate	4.0%
Expected Volatility	16.4
Dividend Yield	6.0
Expected Life	6.0 years

During the year ended December 31, 2008, the Company issued 9,000 shares of restricted common stock and recognized an expense of $53 related to the future vesting of these shares. The shares vest one third at each anniversary of the grant date. The fair market value of the shares granted was determined by the closing stock market price on the date of grant. The Company also recognized $1,093 of expense related to restricted shares issued in 2007. At December 31, 2008, the Company had unrecorded compensation expense of $2,168 related to the unvested shares of restricted common stock granted. This expense is expected to be recognized over a weighted average period of 1.8 years. The following table presents information about the Company’s restricted stock awards for the periods presented:

	2008		2007
	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date
Shares non-vested at beginning of year	164,000	$20.00	—	—
Granted	9,000	$24.00	164,000	$20.00
Cancelled/forfeited	—	—	—	—
Vested	(54,667)	$20.00	—	—

Shares non-vested at beginning of year	118,333	$20.21	164,000	$20.00

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the year ended December 31, 2008 and period ended December 31, 2007, the Company incurred $6,151 and $367 in management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to management of $1,190 and $ 203, respectively, for the same periods. At December 31, 2008 and 2007, the Company owed ACA $660 and $197, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following components:

	December 31, 2008	December 31, 2007
Unrealized gain on securities	$32,375	$6,851
Unrealized loss on interest rate swaps	(62,496)	—

Accumulated other comprehensive (loss) income	$(30,121)	$6,851

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 6, respectively.

12. Contingency

On September 18, 2008, one of our lenders, Lehman Brothers, Inc., (“LBI”) defaulted under the terms of a repurchase agreement with the Company that was scheduled to renew on September 25, 2008. LBI was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008. The Company had a net exposure to LBI of $7,088 that represents the market value of unreturned collateral including accrued interest receivable, net of related financing proceeds received by the Company including accrued interest payable, as of the date of default. The Company determined that collection of this amount to be less than likely, and recorded a loss of $6,048, presenting the Company’s net cost basis in the assets, in the fourth quarter of 2008. The Company has also continued to receive some principal and interest payments on these securities. Due to the uncertainty regarding the final disposition of claim with LBI, the Company has recorded $872 of these payments as a liability in case we are required to return these principal and interest payments to the LBI estate.

13. Summarized Quarterly Financial Results

Hatteras Financial Corp.

Statements of Income

(Dollars in thousands, except per share amounts)	Three months Ended December 31, 2008 (Unaudited)	Three months Ended September 30, 2008 (Unaudited)	Three months Ended June 30, 2008 (Unaudited)	Three months Ending March 31, 2008 (Unaudited)	Period from November 5, (Commencement of Operations) to December 31, 2007*
Interest income:
Interest income on mortgage-backed securities	$63,176	$65,106	$42,531	$25,510	$6,719
Interest income on short-term cash investments	226	371	915	537	579

Interest income	63,402	65,477	43,446	26,047	7,298

Interest expense	34,020	33,251	20,823	16,387	5,333

Net interest income	29,382	32,226	22,623	9,660	1,965

Expenses:
Management fee	1,860	1,794	1,570	927	367
Share based compensation	296	296	294	304	203
General and administrative	485	416	358	114	146

	2,641	2,506	2,222	1,345	716

Other income/expense:
Provision for counterparty default	6,048	—	—	—	—

Total expenses	8,689	2,506	2,222	1,345	716

Net income	$20,693	$29,720	$20,401	$8,315	$1,249

Earnings per share—common stock, basic and diluted	$0.73	$1.11	$0.88	$0.71	$0.15

Dividends per share	$1.00	$1.05	$1.10	$0.34	$—

Weighted average shares outstanding	28,516	26,777	23,109	11,740	8,368

*	The date of inception for Hatteras Financial Corp was September 19, 2007. However, operations did not commence until November 5, 2007.