Form 10-Q
period 2009-03-31
Hatteras Financial Corp
filed 2009-05-04
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock ($0.001 par value)	36,192,411

PART I. Financial Information

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share data)	(Unaudited) March 31, 2009	December 31, 2008

Assets
Mortgage-backed securities, available for sale, at fair value (including pledged assets of $5,577,775 and $4,829,671 at March 31, 2009 and December 31, 2008, respectively)	$5,945,637	$5,107,074
Unsettled purchased mortgage-backed securities, at fair value	384,094	104,656
Cash and cash equivalents	80,762	143,717
Restricted cash	69,604	66,727
Accrued interest receivable	33,624	28,455
Principal payments receivable	29,827	8,788
Interest rate hedge asset	—	131
Other assets	472	778

Total assets	$6,544,020	$5,460,326

Liabilities and shareholders’ equity
Repurchase agreements	$5,250,382	$4,519,435
Payable for unsettled securities	383,614	104,467
Accrued interest payable	3,093	8,626
Interest rate hedge liability	63,725	62,822
Dividend payable	38,002	26,777
Accounts payable and other liabilities	1,629	1,912

Total liabilities	5,740,445	4,724,039

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,192 and 36,186 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	36	36
Additional paid-in capital	769,378	769,159
Accumulated deficit	(1,980)	(2,787)
Accumulated other comprehensive (loss)/income	36,141	(30,121)

Total shareholders’ equity	803,575	736,287

Total liabilities and shareholders’ equity	$6,544,020	$5,460,326

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended March 31, 2009	Three months Ended March 31, 2008

Interest income:
Interest income on mortgage-backed securities	$67,655	$25,510
Interest income on short-term cash investments	180	537

Interest income	67,835	26,047

Interest expense	25,996	16,387

Net interest income	41,839	9,660

Operating expenses:
Management fee	2,161	927
Share based compensation	311	304
General and administrative	559	114

Total operating expenses	3,031	1,345

Net income	$38,808	$8,315

Earnings per share - common stock, basic and diluted	$1.07	$0.71

Dividends per share	$1.05	$0.34

Weighted average shares outstanding	36,190	11,740

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at December 31, 2008	36,186	$36	$769,159	$(2,787)	$(30,121)	$736,287
Issuance of restricted stock	6	—	—	—	—	—
Cost of issuance of common stock	—	—	(92)	—	—	(92)
Share based compensation expense	—	—	311	—	—	311
Dividends declared on common stock	—	—	—	(38,001)	—	(38,001)
Comprehensive income:
Net income	—	—	—	38,808	—	38,808
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	67,272	67,272
Net unrealized loss on interest rate hedges	—	—	—	—	(1,010)	(1,010)

Comprehensive income						105,070

Balance at March 31, 2009	36,192	$36	$769,378	$(1,980)	$36,141	$803,575

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Operating activities
Net income	$38,808	$8,315
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Net amortization of premium paid for mortgage-backed securities	2,958	1,203
Amortization related to interest rate swap agreements	36	—
Share based compensation expense	311	304
Hedge ineffectiveness	24	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	(5,169)	(8,392)
Decrease (increase) in other assets	269	(159)
(Decrease) in accrued interest payable	(5,532)	(2,011)
(Decrease) increase in accounts payable and other liabilities	(283)	359

Net cash provided by (used in) operating activities	31,422	(381)

Investing activities
Purchases of mortgage-backed securities	(964,152)	(1,499,923)
Principal repayments of mortgage-backed securities	168,573	75,260

Net cash used in investing activities	(795,579)	(1,424,663)

Financing activities
Issuance of common stock, net of cost of issuance	(92)	158,743
Cash dividends paid	(26,777)	(2,845)
Increase in restricted cash on swap arrangements	(2,876)	(3,193)
Proceeds from repurchase agreements	14,483,948	6,055,623
Principal repayments on repurchase agreements	(13,753,001)	(4,791,503)

Net cash provided by financing activities	701,202	1,416,825

Net decrease in cash and cash equivalents	(62,955)	(8,219)
Cash and cash equivalents, beginning of period	143,717	18,442

Cash and cash equivalents, end of period	$80,762	$10,223

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$31,528	$18,397

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$383,614	$—

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

March 31, 2009

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“RMBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac (“agency RMBS”). The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For comparison purposes, certain amounts have been reclassified in the financial statement for the year ended December 31, 2008 to conform to current year presentation.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $311 and $304 for the three months ended March 31, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-3, relating to FASB SFAS No. 140 (“SFAS 140”), to address questions as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. FASB’s staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This FSP is now effective for the Company. This is the first period this FSP has been adopted and it does not have a material impact on the financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 157-4 and FSP FAS 115-2, FAS 124-2. We will not adopt the provisions of FSP FAS 107-1 and APB 28-1 until April 1, 2009. We are assessing the potential disclosure impact of FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” which clarifies other-than-temporary impairment. The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FAS 115-2, FAS 124-2 and EITF 99-20-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 157-4. We will not adopt the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 until April 1, 2009. Although we are assessing the potential impact of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, we do not expect it to have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which clarifies the application of fair value accounting. The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP FAS 115-2, FAS 24-2 and EITF 99-20-2. We will not adopt the provisions of FSP FAS 157-4 until April 1, 2009. Although we are assessing the potential impact of FSP FAS 157-4, we do not expect it to have a material impact on our financial condition or results of operations.

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

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The fair values of the Company’s RMBS and interest rate hedges based on the level of inputs are summarized below:

	March 31, 2009
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
Assets

Mortgage backed securities	$—	$5,945,637	$—	$5,945,637

Unsettled purchased mortgage backed securities	—	384,094	—	384,094

Total	$—	$6,329,731	$—	$6,329,731

Liabilities
Interest rate hedges	$—	$63,725	$—	$63,725

Total	$—	$63,725	$—	$63,725

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2009, all of the Company’s MBS values were based on third-party values. The Company’s MBS portfolio consists solely of agency RMBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s agency RMBS at March 31, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency RMBS
Fannie Mae Certificates	$3,790,143	$(136)	$71,157	$3,861,164
Freddie Mac Certificates	2,056,328	(3,121)	31,266	2,084,473

Total Agency RMBS	$5,846,471	$(3,257)	$102,423	$5,945,637

The following table presents certain information about the Company’s agency RMBS at December 31, 2008.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency RMBS
Fannie Mae Certificates	$3,592,680	$(1,750)	$22,811	$3,613,741
Freddie Mac Certificates	1,482,208	(302)	11,427	1,493,333

Total Agency RMBS	$5,074,888	$(2,052)	$34,238	$5,107,074

The components of the carrying value of available-for-sale agency RMBS at March 31, 2009 and December 31, 2008 are presented below.

	March 31, 2009	December 31, 2008
Principal balance	$5,769,234	$5,013,233
Unamortized premium	77,277	61,696
Unamortized discount	(40)	(41)
Gross unrealized gains	102,423	34,238
Gross unrealized losses	(3,257)	(2,052)

Carrying value/estimated fair value	$5,945,637	$5,107,074

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At March 31, 2009, the Company had the following securities in a loss position:

	Less than 12 months
	FMV	Unrealized Loss
Fannie Mae Certificates	$476,833	$(3,121)
Freddie Mac Certificates	45,468	(136)

Total temporarily impaired securities	$522,301	$(3,257)

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company considers several factors, including but not limited to: the nature of the investment, the severity and duration of the impairment, the cause of the impairment, and the Company’s intent and ability to hold the investment until the value recovers to cost. At March 31, 2009, the Company considered none of its securities to be other-than-temporarily impaired.

The following table presents components of interest income on the Company’s agency RMBS portfolio for the three months ended March 31, 2009 and 2008:

	Three months Ended March 31, 2009	Three months Ended March 31, 2008
Coupon interest on RMBS	$70,613	$26,713
Premium amortization	(2,958)	(1,203)

Interest income on RMBS, net	$67,655	$25,510

The contractual maturity of the Company’s agency RMBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s agency RMBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at March 31, 2009 and December 31, 2008.

	Fair Value	March 31, 2009 % of Total	Weighted Average Coupon	Fair Value	December 31, 2008 % of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$1,211,701	20.4%	4.93%	$418,183	8.2%	5.18%
37 - 60 Months	3,228,528	54.3%	5.25%	3,184,191	62.3%	5.29%
61 - 85 Months	1,505,408	25.3%	5.29%	1,504,700	29.5%	5.28%

Total RMBS	$5,945,637	100.0%	5.19%	$5,107,074	100.0%	5.28%

5. Repurchase Agreements

At March 31, 2009 and December 31, 2008, the Company had repurchase agreements in place in the amount of $5,250,382 and $4,519,435, respectively, to finance RMBS purchases. At March 31, 2009 and December 31, 2008, the average interest rate on these borrowings was 1.00% and 2.12%, respectively. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At March 31, 2009 and December 31, 2008, respectively, the Company had repurchase agreements outstanding with 14 counterparties with a weighted average contractual maturity of 2.5 months for both periods, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31,2008		December 31, 2008
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$4,750,382	0.78%	$4,019,435	1.99%
30 days to 3 months	—	—	—	—%
3 months to 36 months	500,000	3.15%	500,000	3.15%

	$5,250,382	1.00%	$4,519,435	2.12%

At March 31, 2009, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$574,609	$36,255	27	11.0%
South Street Securities LLC	511,287	27,383	27	9.8%
Citigroup Global Markets Inc.	500,000	38,253	572	9.5%
Deutsche Bank Securities Inc.	485,262	34,960	27	9.2%
Credit Suisse Securities (USA) LLC	469,845	37,160	16	8.9%
BNP Paribas Securities Corp	442,344	23,439	28	8.4%
Barclays Capital Inc.	403,232	57,858	27	7.7%

Cantor Fitzgerald & Co.	386,951	28,215	27	7.4%

MF Global Inc.	339,329	20,492	27	6.5%

Greenwich Capital Markets, Inc.	258,159	0	17	4.9%
LBBW Securities LLC	253,492	18,674	21	4.8%

Mizuho	238,779	9,607	28	4.5%

Daiwa Securities America Inc.	230,345	17,107	24	4.4%
ING Financial Markets LLC	156,748	14,440	28	3.0%

Total	$5,250,382	$363,843		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

6. Derivatives - Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rate on repurchase agreement changes on a monthly basis, the Company is exposed to constantly changing interest rates, and the cash flows associated with these rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rate on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company currently uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically lock up interest rates on a portion of the Company’s outstanding debt for the terms of the swaps.

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in Accumulated Other Comprehensive Income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2009, these effective results totaled $11,618. Ineffective gains or losses are recorded on a current basis in earnings and for the three months ended March 31, 2009, the Company recorded $24 of hedge ineffectiveness in earnings attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $39,602 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 31 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract
Over 12 months to 24 months	800,000	20	3.25%
Over 24 months to 36 months	600,000	29	3.39%
Over 36 months to 48 months	300,000	45	1.80%
Over 48 months to 60 months	300,000	54	1.90%

Total	$2,000,000	31	2.87%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate hedge	Interest rate hedge asset	$—	Interest rate hedge asset	$131	Interest rate hedge liability	$63,725	Interest rate hedge liability	$62,822

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2009.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$11,618	Interest Expense	$10,608	Interest Expense	$24

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s other comprehensive loss for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Beginning balance	$(62,496)	$—

Unrealized loss on interest rate swaps	(11,618)	(67,536)

Reclassification of net losses included in income statement	10,608	5,040

Ending balance	$(63,506)	$(62,496)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s U.S. GAAP shareholders’ equity declines by a specified percentage over a specified time period, then the Company could be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain a minimum or shareholders’ equity of $100 million, then the Company could be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $64,040. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2009.

7. Earnings per Share

	For the three	For the three
	months ended	months ended
	March 31,2009	March 31,2008
Net income	$38,808	$8,315

Weighted average shares	36,190	11,740

Basic earnings per share	$1.07	$0.71

Net income	$38,808	$8,315

Weighted average shares	36,190	11,740

Potential dilutive shares from exercise of stock options	16	2

Diluted weighted average shares	36,206	11,742

Diluted earnings per share	$1.07	$0.71

8. Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors which includes four independent directors. The Management Agreement expires on November 5, 2010 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result in no or a capped termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and overhead expenses (such as rent, utilities, furniture and equipment, bookkeeping and other back office expenses.)

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended March 31, 2009 and 2008, the Company incurred $2,161 and $927 in management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to management of $311 and $304 for the same periods, respectively. At March 31, 2009 and December 31, 2008, the Company owed ACA $716 and $660, respectively, for the management fee, which is included in accounts payable and other liabilities.

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	March 31, 2009	December 31, 2008
Unrealized gain on securities, net	$99,166	$32,186

Unrealized gain on unsettled securities	479	189

Unrealized loss on swap	(63,506)	(62,496)

Accumulated other comprehensive (loss) income	$36,141	$(30,121)

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 6, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,”“our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency RMBS and agency securities refer to our RMBS that are issued or guaranteed by a U.S. Government Sponsored entity , such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; hybrids and hybrid ARMs refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids after the fixed rate period expires and adjustable-rate mortgage loans which typically at all times have interest rates that adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2008 filed February 19, 2009.

Forward-Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

Overview

We are an externally-managed mortgage REIT that invests in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We completed our initial public offering in April 2008, and listed our common stock on the NYSE under the symbol “HTS”. We are managed and advised by our manager, Atlantic Capital Advisors LLC.

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging instruments, relying primarily on interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swaptions to mitigate the effects of adverse interest rate movements.

We focus on agency securities consisting of hybrid adjustable-rate residential mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Since our formation, all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages, or ARMs, and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. As of March 31, 2009, our portfolio consisted of approximately $5.9 billion in market value of agency RMBS with a weighted average initial fixed-interest rate period of 48 months.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07

December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73

September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11

June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88

March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71

December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer.

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

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past two years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. Although market conditions have stabilized somewhat, if they were to worsen in 2009, our lenders may be forced to exit the repurchase market, or further tighten lending standards or increase the amount of equity capital or “haircut” required to obtain financing, any of which could make it more difficult or costly for us to obtain financing. Furthermore, certain lenders also could become insolvent which could cause us to incur losses.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac have generally increased credit spreads and decreased price stability of agency securities.

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of mortgage-backed securities, significant equity infusions into banks and aggressive monetary policy. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

Interest Rates

The overall credit market deterioration since 2007 has also affected prevailing interest rates, which have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked 30-day London Interbank Offered Rate, or LIBOR, have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference had returned to more normal levels by the end of 2008, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities and the yields which those new securities may add to our portfolio. The following table shows the average principal repayment rate for each quarter since our commencement of operations:

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. We raised equity capital three times in 2008. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,473

(1)	After deducting underwriting discounts, and other fees and costs associates with issuance.

While our operations are affected in many ways by the issuance of additional shares, we generally do not invest all of the proceeds immediately. Depending on market conditions, and the fact that normal trade settlement on agency securities is not based on the trade date, we have averaged around two months to invest the proceeds from these offerings. Since each capital raise was individually significant to the size of our portfolio, our results from operations, and some statistics regarding such results, may not be meaningful or portray the underlying fundamentals of our investment portfolio.

Counter-Party Default

During 2008, one of our lenders, Lehman Brothers Inc. (“LBI”), became insolvent and defaulted under the terms of our repurchase agreement with them. We filed a claim with the trustee handling the estate and have reserved the entire amount of our exposure, $6.1 million, in the quarter ended December 31, 2008. We continue to seek repayment from the estate. During the quarter ended March 31, 2009, we received no payments or additional information regarding the status of our claim.

Book Value per Share

As of March 31, 2009, our book value per common share (total shareholders’ equity divided by shares outstanding) was $22.20, an increase of $1.85 from $20.35 at December 31, 2008. Declining U.S. Treasury securities rates, U.S. government actions, particularly the large-scale purchasing of agency securities, and decreasing turmoil in the financial markets increased values on our securities to historically high levels as credit spreads contracted. Our interest rate swap values, which generally move in the opposite direction of our agency securities, remained fairly constant during this the three month ended March 31, 2009.

Investments

Agency Securities

As of March 31, 2009 and December 31, 2008, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.34% and 101.24%, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2009 and December 31, 2008, we had approximately $77.2 million and $61.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2009, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	20.4%	$1,186,209	4.93%	$101.65	$1,205,816	$102.15	$1,211,701
37-60	54.3%	3,123,287	5.25%	101.29	3,163,552	103.37	3,228,528
61-85	25.3%	1,459,739	5.29%	101.19	1,477,103	103.13	1,505,408

Total Agency RMBS	100.0%	$5,769,235	5.19%	$101.34	$5,846,471	$103.06	$5,945,637

As of December 31, 2008, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	8.2%	$411,259	5.18%	$101.22	$416,276	$101.68	$418,183
37-60	62.3%	3,123,892	5.29%	101.25	3,162,918	101.93	3,184,191
61-85	29.5%	1,478,082	5.28%	101.19	1,495,694	101.80	1,504,700

Total MBS	100.0%	$5,013,233	5.28%	$101.23	$5,074,888	$101.87	$5,107,074

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency RMBS
Fannie Mae Certificates	$3,861,164	64.9%	$3,613,741	70.8%
Freddie Mac Certificates	2,084,473	35.1%	1,493,333	29.2%

Total Agency RMBS	$5,945,637		$5,107,074

As of March 31, 2009 and December 31, 2008, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 48 months and 55 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on increases to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2009 and December 31, 2008, we had 21 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at March 31, 2009 and December 31, 2008 of $5.3 billion and $4.5 billion, respectively. While we continue to add new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive, we may also lose some of these relationships if banks merge in 2009.

Hedging Instruments

We generally intend to employ interest rate derivatives on the basis of our managers’ discretion, adjusting our hedge coverage in response to changing market opportunities and prospects. No assurance can be given that our hedging activities will have the desired impact on our results of operations or financial condition. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

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

As of March 31, 2009, however, we had entered into 21 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $2.0 billion of borrowings under our repurchase agreements. We have also entered into 6 longer-term repurchase agreements, totaling $500.0 million, as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Summary Financial Data

	Three months ended (unaudited)
(in thousands, except per share amounts)	March 31,2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31,2008
Statement of Income Data
Interest income	$67,835	$63,402	$65,477	$43,446	$26,047

Interest Expense	(25,996)	(34,020)	(33,251)	(20,823)	(16,387)

Net Interest Income	41,839	29,382	32,226	22,623	9,660

Operating Expenses	(3,031)	(2,641)	(2,506)	(2,222)	(1,345)

Provision for Claim Receivable	—	(6,048)	—	—	—

Net Income	$38,808	$20,693	$29,720	$20,401	$8,315

Earnings per common share -basic and diluted	$1.07	$0.73	$1.11	$0.88	$0.71

Weighted average shares outstanding	36,190	28,516	26,777	23,109	11,740

Dividends per common share	$1.05	$1.00	$1.05	$1.10	$0.34

Key Portfolio Statistics
Average Agency RMBS (1)	$5,524,133	$5,004,721	$5,141,952	$3,382,343	$1,952,718
Average Repurchase Agreements (2)	$4,985,718	$4,531,698	$4,678,382	$3,083,103	$1,779,171
Average Equity (3)	$785,979	$533,214	$549,310	$508,338	$271,477
Average Portfolio Yield (4)	4.90%	5.05%	5.08%	5.03%	5.23%
Average Cost of Funds (5)	2.09%	3.00%	2.84%	2.70%	3.68%
Interest Rate Spread (6)	2.81%	2.05%	2.24%	2.33%	1.55%
Return on Average Equity (6)	19.75%	15.52%	21.64%	16.05%	12.26%
Average Annual Portfolio Repayment Rate(8)	12.36%	7.84%	8.46%	12.57%	15.61%
Debt to Equity (at period end) (9)	6.5:1	6.1:1	8.7:1	7.8:1	8.3:1

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that quarter.

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

Results of Operations

Three months ended March 31, 2009 and 2008

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended March 31, 2009 was $67.8 million, as compared to $26.0 million for the quarter ended March 31, 2008. This increase was primarily driven by a higher net interest margin and having a larger investment portfolio, which was the result of our two public common stock offerings conducted in April and December of 2008. These offerings increased our equity, and thus portfolio size significantly. Our average earning assets was $5.5 billion for the quarter ended March 31, 2009 as compared to $2.0 billion for the quarter ended March 31, 2008. Our yield of average assets was 4.90% and 5.23%, respectively, for the quarters ended March 31, 2009 and 2008. This decrease reflects the decline of overall mortgage rates as we purchased securities throughout the year.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the three months ended March 31, 2009 and March 31, 2008 was 12.4% and 15.6%, respectively. Currently, it is difficult to estimate repayment speeds for the remainder of the year. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets may inhibit the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. government has been significantly active in the mortgage market in an attempt to promote national housing market stability and thus economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings. One of the ways that we try to mitigate the risk of high repayment speeds on our assets is to keep the price of our portfolio as close to par as possible, as changes in repayments speeds have a lesser affect on income than a higher price portfolio. At March 31, 2009, our portfolio had an average dollar price of $101.34 per $100 of face value.

Our interest expense for the quarter ended March 31, 2009 was $26.0 million as compared to $16.4 million for the quarter ended March 31, 2008. This increase was driven by the same factors as our interest income, although the increase was offset by decreasing short-term interest rates which are associated with funding our portfolio. Our average cost of funds, including hedges, was 2.09% for the quarter ended March 31, 2009, as compared to 3.68% for the quarter ended March 31, 2008. During this time frame the Federal Reserve cut rates from 2.25% to 0.25%, the U.S. economy entered a recession, and the 30-day LIBOR, which approximates our short term borrowing costs, fell 2.2%.

Our net interest income for the quarter ended March 31, 2009 was $41.8 million, and our net interest margin, or “spread”, was 2.81%. For the quarter ended March 31, 2008 our net interest income was $9.7 million and our spread was 1.55%. While the dollar figure is more influenced by the size or our portfolio and overall interest rate levels, the more important indicator of our performance is our spread. While asset yields have fallen slightly over the last year, funding costs have fallen even more so. This increasing spread indicates the increased earning power of our assets. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained wide by historical standards.

Our total expenses for the quarter ended March 31, 2009 and 2008 were $3.0 million and $1.3 million, respectively. This increase was generally due to a higher management fee, which was less in the previous year due to our smaller equity base, upon which the management fee is based.

Our net income for the quarter ended March 31, 2009 was $38.8 million or $1.07 per diluted share. This represents a return on average equity of 19.75% for the period. For the quarter ended March 31, 2008 our net income was $8.3 million or $0.71 per diluted share, and the return on average equity was 12.26%. While many factors affect these numbers, the increase in the per share earnings and return on equity are indicative of the widening interest rate spread environment in which we have been operating in for the last year. Our net income is significantly affected by our leverage, particularly in times of high interest rate spread. Our leverage during the quarter averaged around 6%, which is lower than our traditional stated range for a variety of reasons. Most importantly, we were methodical in purchasing assets using the proceeds from our December 2008 common stock offering. Secondly, as asset prices increased, our leverage drops naturally as our unrealized gains, as component of equity, increases. Third, the increase in government intervention in the mortgage markets increased the uncertainty, and therefore risk, with agency RMBS performance, especially as it relates to repayment speeds. Given these uncertainties, and the general risk of higher leverage, we operated with lower leverage.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31,2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,750,382	0.78%	$2,534	$4,752,916
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	24,717	524,717

	$5,250,382	1.00%	$27,251	$5,277,633

	December 31,2008
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,019,435	1.99%	$4,856	$4,024,291
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	28,604	528,604

	$4,519,435	2.12%	$33,460	$4,552,895

We had contractual commitments under interest rate swap agreements as of March 31, 2009. These agreements were for a total notional amount of $2.0 billion, had an average rate of 2.87% and average term of 31 months.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2009 and December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At March 31, 2009 we had uncommitted repurchase facilities with 21 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 14 of these counterparties.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of March 31, 2009 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$574,609	$36,255	11.0%
South Street Securities LLC	511,287	27,383	9.8%
Citigroup Global Markets Inc.	500,000	38,253	9.5%
Deutsche Bank Securities Inc.	485,262	34,960	9.2%
Credit Suisse Securities (USA) LLC	469,845	37,160	8.9%
BNP Paribas Securities Corp	442,344	23,439	8.4%
Barclays Capital Inc.	403,232	57,858	7.7%
Cantor Fitzgerald & Co.	386,951	28,215	7.4%
MF Global Inc.	339,329	20,492	6.5%
Greenwich Capital Markets, Inc.	258,159	0	4.9%
LBBW Securities LLC	253,492	18,674	4.8%
Mizuho	238,779	9,607	4.5%
Daiwa Securities America Inc.	230,345	17,107	4.4%
ING Financial Markets LLC	156,748	14,440	3.0%

Total	$5,250,382	$363,843	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2008 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Citigroup Global Markets Inc.	$500,000	$27,726	11.0%
Mizuho	489,730	19,829	10.8%
Deutsche Bank Securities Inc.	467,858	36,942	10.4%
BNP Paribas Securities Corp	446,087	29,030	9.9%
Credit Suisse Securities (USA) LLC	442,490	43,168	9.8%
South Street Securities LLC (2)	421,183	28,874	9.3%
Bank of America Securities, LLC	417,947	34,811	9.2%
Merrill Lynch Government Securities Inc.	266,266	21,060	5.9%
Greenwich Capital Markets, Inc.	261,026	18,924	5.8%
Barclays Capital Inc.	250,910	27,417	5.6%
Cantor Fitzgerald & Co.	189,165	13,548	4.2%
MF Global Inc.	151,101	8,927	3.3%
ING Financial Markets LLC	121,932	11,816	2.7%
Daiwa Securities America Inc.	93,740	7,072	2.1%

Total	$4,519,435	$329,144	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.
(2)	Wachovia Securities LLC served as the agent for this counterparty.

As of March 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.5% (weighted by borrowing amount). As of December 31, 2008, our weighted average haircut was 5.4%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “—Market and Interest Rate Trends and the Effect on our Portfolio,” the residential mortgage market in the United States has experienced difficult economic conditions including:

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

As of March 31, 2009, the weighted average haircut under our several repurchase facilities was approximately 5.5%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.5:1.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At March 31, 2009 and December 31, 2008, our total borrowings were approximately $5.3 billion and $4.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.5:1 and 6.1:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of March 31, 2009, we had entered into 21 interest rate swap agreements designed to mitigate the effects of increased in interest rates under $2.0 billion of our repurchase agreements.

The selection of hedging instruments is partly based on assumed levels of prepayments of our agency securities. If prepayments are slower or faster than assumed, the life of the agency securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Hedging techniques are also limited by the rules relating to REIT qualification. In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2009 and December 31, 2008, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(8.3)%	(0.66)%
+0.50%	(3.2)%	(0.18)%
-0.50%	2.0%	0.10%
-1.00%	(3.6)%	0.39%

December 31, 2008

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.3)%	(0.59)%
+0.50%	(3.4)%	(0.15)%
-0.50%	3.3%	0.14%
-1.00%	2.6%	0.51%

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

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

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the our Annual Report on Form 10-K filed on February 19, 2009 with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: May 4, 2009	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation *
3.2	Bylaws *
4.1	Form of Stock Certificate *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.