Form 10-Q
period 2009-06-30
Hatteras Financial Corp
filed 2009-07-31
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009
Common Stock ($0.001 par value)	36,199,911

PART I. Financial Information

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share data)	(Unaudited) June 30, 2009	December 31, 2008
Assets
Mortgage-backed securities, available for sale at fair value (including pledged assets of $5,827,259 and $4,829,671 at June 30, 2009 and December 31, 2008, respectively)	$6,221,880	$5,107,074
Unsettled purchased mortgage-backed securities, at fair value	477,632	104,656
Cash and cash equivalents	93,158	143,717
Restricted cash	58,095	66,727
Accrued interest receivable	34,404	28,455
Principal payments receivable	37,548	8,788
Interest rate hedge asset	11,161	131
Other assets	1,235	778

Total assets	$6,935,113	$5,460,326

Liabilities and shareholders’ equity
Repurchase agreements	$5,496,854	$4,519,435
Payable for unsettled securities	477,770	104,467
Accrued interest payable	2,851	8,626
Interest rate hedge liability	50,949	62,822
Dividend payable	39,820	26,777
Accounts payable and other liabilities	1,665	1,912

Total liabilities	6,069,909	4,724,039

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,199 and 36,186 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	36	36
Additional paid-in capital	769,659	769,159
Retained earnings (accumulated deficit)	1,697	(2,787)
Accumulated other comprehensive income (loss)	93,812	(30,121)

Total shareholders’ equity	865,204	736,287

Total liabilities and shareholders’ equity	$6,935,113	$5,460,326

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008
Interest income:
Interest income on mortgage-backed securities	$69,736	$42,531	$137,391	$68,040
Interest income on short-term cash investments	70	915	250	1,453

Interest income	69,806	43,446	137,641	69,493

Interest expense	23,301	20,823	49,297	37,210

Net interest income	46,505	22,623	88,344	32,283

Operating expenses:
Management fee	2,166	1,570	4,327	2,497
Share based compensation	321	294	632	598
General and administrative	522	358	1,080	472

Total operating expenses	3,009	2,222	6,039	3,567

Net income	$43,496	$20,401	$82,305	$28,716

Earnings per share - common stock, basic and diluted	$1.20	$0.88	$2.27	$1.61

Dividends per share	$1.10	$1.10	$2.15	$1.44

Weighted average shares outstanding	36,193	23,109	36,192	17,817

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2009

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	36,186	$36	$769,159	$(2,787)	$(30,121)	$736,287
Issuance of restricted stock	13	—	—	—	—	—
Cost of issuance of common stock			(132)			(132)
Share based compensation	—	—	632	—	—	632
Dividends declared on common stock	—	—	—	(77,821)	—	(77,821)
Comprehensive income:
Net income	—	—	—	82,305	—	82,305
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	101,210	101,210
Net unrealized gain on interest rate hedges	—	—	—	—	22,723	22,723

Comprehensive income						206,238

Balance at June 30, 2009	36,199	$36	$769,659	$1,697	$93,812	$865,204

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the six months ended
	June 30, 2009	June 30, 2008
Operating activities
Net income	$82,305	$28,716
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium paid for mortgage-backed securities	7,778	2,915
Amortization related to interest rate swap agreements	78	19
Share based compensation	632	598
Hedge ineffectiveness	(179)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(5,949)	(18,015)
Increase in other assets	(535)	(777)
(Decrease) increase in accrued interest payable	(5,774)	85
Increase (decrease) in accounts payable and other liabilities	(247)	747

Net cash provided by operating activities	78,109	14,288

Investing activities
Purchases of mortgage-backed securities	(1,525,501)	(3,378,042)
Principal repayments of mortgage-backed securities	475,692	179,944

Net cash used in investing activities	(1,049,809)	(3,198,098)

Financing activities
Issuance of common stock, net of cost of issuance	(132)	414,468
Cash dividends paid	(64,778)	(8,189)
(Increase) decrease in restricted cash on swap arrangements	8,632	(5,912)
Proceeds from repurchase agreements	29,687,560	14,781,909
Principal repayments on repurchase agreements	(28,710,141)	(11,869,682)

Net cash provided by financing activities	921,141	3,312,594

Net increase (decrease) in cash and cash equivalents	(50,559)	128,784
Cash and cash equivalents, beginning of period	143,717	18,442

Cash and cash equivalents, end of period	$93,158	$147,226

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$55,071	$37,125

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$477,770	$319,541

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

For the three and six months ended June 30, 2009 and 2008

(Dollars in thousands, except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“RMBS”), issued or guaranteed by the U.S. Government or U.S. Government-sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac (“agency RMBS”). The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For comparison purposes, certain amounts have been reclassified in the financial statements as of December 31, 2008 to conform to current year presentation.

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, mortgage-backed securities (“MBS”), interest receivable, accounts payable, derivative instruments and repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amount of MBS and derivatives instruments are marked to fair value. See Note 4 and 6 for additional discussion of these items. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $321 and $294 for the three months ended June 30, 2009 and 2008. The Company’s share-based compensation transactions resulted in compensation expense of $632 and $598 for the six months ended June 30, 2009 and 2008, respectively.

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

Subsequent Events

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from June 30, 2009 to July 31, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non recognizable subsequent events.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-3, relating to FASB SFAS No. 140 (“SFAS 140”), to address questions as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. FASB’s staff position requires that all of the following criteria be met in order to continue the application of SFAS 140 as described above: (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This FSP was adopted on January 1, 2009 and its adoption did not have a material impact on the financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 are effective for interim and annual financial periods ending after June 15, 2009. This FSP is now effective for the Company. This is the first period this FSP has been adopted and it does not have material impact on the financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP FAS 115-2”) which clarifies other-than-temporary impairment. The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the provisions of FSP FAS 115-2 and there was no material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which clarifies the application of fair value accounting. The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company has adopted FSP FAS 157-4 and there was no material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The fair values of the Company’s RMBS and interest rate hedges based on the level of inputs are summarized below:

	June 30, 2009 Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	$—	$6,221,880	$—	$6,221,880

Unsettled purchased mortgage backed securities	—	477,632	—	477,632
Interest rate hedges	—	11,161	—	11,161

Total	$—	$6,710,673	$—	$6,710,673

Liabilities
Interest rate hedges	$—	$50,949	$—	$50,949

Total	$—	$50,949	$—	$50,949

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2009, all of the Company’s MBS values were based on third-party sources. The Company’s MBS portfolio consists solely of agency RMBS, which are backed by a U.S. Government agency or a U.S. Government-sponsored entity. The following table presents certain information about the Company’s MBS at June 30, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency RMBS
Fannie Mae Certificates	$4,054,661	$(632)	$91,256	$4,145,285
Freddie Mac Certificates	2,033,497	(71)	43,169	2,076,595

Total MBS	$6,088,158	$(703)	$134,425	$6,221,880

The following table presents certain information about the Company’s MBS at December 31, 2008.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency RMBS
Fannie Mae Certificates	$3,592,680	$(1,750)	$22,811	$3,613,741
Freddie Mac Certificates	1,482,208	(302)	11,427	1,493,333

Total MBS	$5,074,888	$(2,052)	$34,238	$5,107,074

The components of the carrying value of available-for-sale MBS at June 30, 2009 and December 31, 2008 are presented below.

	June 30, 2009	December 31, 2008
Principal balance	$6,005,759	$5,013,233
Unamortized premium	82,439	61,696
Unamortized discount	(40)	(41)
Gross unrealized gains	134,425	34,238
Gross unrealized losses	(703)	(2,052)

Carrying value/estimated fair value	$6,221,880	$5,107,074

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At June 30, 2009, the Company had the following securities in a loss position:

	Less than 12 months
	Fair market value	Unrealized Loss
Fannie Mae Certificates	$128,191	$(632)
Freddie Mac Certificates	139,444	(71)

Total temporarily impaired securities	$267,635	$(703)

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, the Company reviews whether it has made any decision to sell a security that is in an unrealized loss position, and if not, the Company determines whether it is it more likely than not that the Company will be forced to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. At June 30, 2009, the Company considered none of its securities to be other-than-temporarily impaired.

The following table presents components of interest income on the Company’s RMBS portfolio for the three months ended and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Coupon interest on MBS	$74,556	$44,243	$145,169	70,955
Premium amortization	(4,820)	(1,712)	(7,778)	(2,915)

Interest income on MBS, net	$69,736	$42,531	$137,391	$68,040

The contractual maturity of the Company’s RMBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s RMBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at June 30, 2009 and December 31, 2008.

Months to Coupon Reset or Contractual Payment	Fair Value	June 30, 2009 % of Total	Weighted Average Coupon	Fair Value	December 31, 2008 % of Total	Weighted Average Coupon
0 - 36 Months	$1,190,620	19.1%	4.96%	$418,183	8.2%	5.18%
37 - 60 Months	3,494,661	56.2%	5.10%	3,184,191	62.3%	5.29%
61 - 84 Months	1,507,244	24.2%	5.27%	1,504,700	29.5%	5.28%
85 - 120 Months	29,355	0.5%	4.26%	—	—	—

Total MBS	$6,221,880	100.0%	5.11%	$5,107,074	100.0%	5.28%

5. Repurchase Agreements

At June 30, 2009 and December 31, 2008, the Company had repurchase agreements in place in the amount of $5,496,854 and $4,519,435, respectively, to finance RMBS purchases. At June 30, 2009 and December 31, 2008, the average interest rate on these borrowings was 0.69% and 2.12%, respectively. The Company’s repurchase agreements are collateralized by the Company’s RMBS and typically bear interest at rates that are based on LIBOR. At June 30, 2009 and December 31, 2008, the Company had repurchase agreements outstanding with 16 and 14 counterparties, respectively, with a weighted average contractual maturity of 68 days and 93 days, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30, 2009		December 31, 2008
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$4,996,854	0.44%	$4,019,435	1.99%
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	500,000	3.15%

	$5,496,854	0.69%	$4,519,435	2.12%

At June 30, 2009, the Company’s repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$556,615	$30,225	30	10.0%
Citigroup Global Markets Inc.	500,000	39,875	481	9.1%
South Street Securities LLC	475,080	27,624	29	8.6%
Deutsche Bank Securities Inc.	460,614	34,839	30	8.4%
Credit Suisse Securities (USA) LLC	449,770	37,903	16	8.2%
BNP Paribas Securities Corp	429,313	19,728	29	7.8%
Barclays Capital Inc.	390,527	54,100	28	7.1%
Mizuho	383,293	—	27	7.0%
Cantor Fitzgerald & Co.	371,506	26,500	30	6.8%
MF Global Inc.	325,876	19,728	27	5.9%
Greenwich Capital Markets, Inc.	245,653	—	20	4.5%
Daiwa Securities America Inc.	217,319	16,343	27	4.0%
Mitsubishi UFJ Securities (USA), Inc.	206,072	10,923	26	3.7%
LBBW Securities LLC	174,907	73,268	31	3.2%
Jefferies & Company, Inc.	157,709	9,222	23	2.9%
ING Financial Markets LLC	152,600	12,474	30	2.8%

Total	$5,496,854	$412,752		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

6. Derivatives - Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since interest rates on repurchase agreements change on a monthly basis, the Company is exposed to constantly changing interest rates, and the cash flows associated with these rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rates on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company currently uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically lock up interest rates on a portion of the Company’s outstanding debt for the terms of the swaps.

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in Accumulated Other Comprehensive Income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ending June 30, 2009, these effective hedge gains (losses) totaled $11,294 and ($324), respectively. Ineffective gains or losses are recorded on a current basis in earnings and for the three and six months ended June 30, 2009, the Company recorded $203 and $179, respectively, of hedge ineffectiveness gain in earnings attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $43,644 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 31 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract
Over 12 months to 24 months	1,100,000	19	3.27%
Over 24 months to 36 months	300,000	28	3.45%
Over 36 months to 48 months	500,000	43	1.91%
Over 48 months to 60 months	200,000	53	1.94%

Total	$2,100,000	29	2.85%

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Interest rate		Interest rate		Interest rate		Interest rate
Interest rate hedge	hedge asset	$11,161	Hedge asset	$131	hedge liability	$50,949	hedge liability	$62,822

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2009.

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$11,294	Interest Expense	$12,439	Interest Expense	$203

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2009.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$324	Interest Expense	$23,047	Interest Expense	$179

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s other comprehensive loss for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
Beginning balance	$(62,496)	$—
Unrealized gain (loss) on interest rate swaps	(324)	(67,536)
Reclassification of net losses included in income statement	23,047	5,040

Ending balance	$(39,773)	$(62,496)

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

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain a minimum shareholders’ equity of $100 million, then the Company could be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $39,788. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2009.

7. Earnings per Share

	Three months ended		Six months ended
	June 30,2009	June 30,2008	June 30,2009	June 30,2008
Net income	$43,496	$20,401	$82,305	$28,716

Weighted average shares	36,193	23,109	36,192	17,817

Basic earnings per share	$1.20	$0.88	$2.27	$1.61

Net income	$43,496	$20,401	$82,305	$28,716

Weighted average shares	36,193	23,109	36,192	17,817
Potential dilutive shares from exercise of stock options	18	5	18	4

Diluted weighted average shares	36,211	23,114	36,210	17,821

Diluted earnings per share	$1.20	$0.88	$2.27	$1.61

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended June 30, 2009 and 2008, the Company incurred $2,166 and $1,570 in management fees, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred $4,327 and $2,497 in management fees, respectively. At June 30, 2009 and December 31, 2008, the Company owed ACA $725 and $660, respectively, for the management fee, which is included in accounts payable and other liabilities.

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	June 30, 2009	December 31, 2008
Unrealized gain on securities, net	$133,722	$32,186
Unrealized (loss) gain on unsettled securities	(137)	189
Unrealized loss on swap	(39,773)	(62,496)

Accumulated other comprehensive (loss) income	$93,812	$(30,121)

The Company records unrealized gains and losses on its RMBS and swap positions as is described in Notes 4 and 6, respectively.

Comprehensive income for the three and six months ended June 30, 2009 and 2008 consists of the following components:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	43,496	20,401	82,305	28,716
Unrealized gain (loss) on securities	33,938	(28,626)	101,210	(27,039)
Unrealized gain on interest rate swaps	23,733	9,409	22,723	7,349

Comprehensive income	101,167	1,184	206,238	9,026

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,”“our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency RMBS and agency securities refer to our RMBS that are issued or guaranteed by a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; hybrids and hybrid ARMs refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids after the fixed rate period expires and adjustable-rate mortgage loans which typically at all times have interest rates that adjust annually to an increment over a specified interest rate index.

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

Overview

We are a mortgage REIT that invests in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We completed our initial public offering in April 2008, and listed our common stock on the New York Stock Exchange (“NYSE”) under the symbol “HTS”. We are managed and advised by our manager, Atlantic Capital Advisors LLC.

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

We focus on agency securities consisting of hybrid adjustable-rate residential mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Since our formation, all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages, or ARMs, and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. As of June 30, 2009, our portfolio consisted of approximately $6.2 billion in market value of agency RMBS with a weighted average initial fixed-interest rate period of 48 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,199	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past two years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. Although market conditions have stabilized somewhat, if they were to worsen again, our lenders may be forced to exit the repurchase market, or further tighten lending standards or increase the amount of equity capital or “haircut” required to obtain financing, any of which could make it more difficult or costly for us to obtain financing. Furthermore, certain lenders also could become insolvent which could cause us to incur losses.

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

	30-Day LIBOR	Federal Funds
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. We raised equity capital three times in 2008. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,565

(1)	After deducting underwriting discounts, and other fees and costs associates with issuance.

While our operations are affected in many ways by the issuance of additional shares, the most significant immediate earnings impact is that we generally do not invest all of the proceeds immediately. Depending on market conditions, and the fact that normal trade settlement on agency securities is not based on the trade date, we have averaged around two months to invest the proceeds from these offerings. Since each capital raise was individually significant to the size of our portfolio, our results from operations, and some statistics regarding such results, may not be meaningful or portray the underlying fundamentals of our investment portfolio.

Counter-Party Default

During 2008, one of our lenders, Lehman Brothers Inc. (“LBI”), became insolvent and defaulted under the terms of our repurchase agreement with them. We filed a claim with the trustee handling the estate and have reserved the entire amount of our exposure, $6.1 million, in the quarter ended December 31, 2008. We continue to seek repayment from the estate. On May 29, 2009, the trustee for the estate filed its first interim report which discussed the complexity of the estate and that considerable time may be needed to adequately resolve all claims. The final deadline for claims was July 1, 2009. During the six months ended June 30, 2009, we received no payments or additional information regarding the status of our claim.

Book Value per Share

As of June 30, 2009, our book value per common share (total shareholders’ equity divided by shares outstanding) was $23.90, an increase of $1.70 from $22.20 at March 31, 2009 and an increase of $3.55 from $20.35 at December 31, 2008. Declining U.S. Treasury securities rates, U.S. government actions, particularly the large-scale purchasing of agency securities, and decreasing turmoil in the financial markets increased values on our securities to historically high levels. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, also help mitigate changes in our book value, as their values generally move in the opposite direction of the value of our agency securities. This was not the case for much of the first six months of 2009, as our swap values remained fairly level, or strengthened along with the value of our securities.

Investments

Agency Securities

As of June 30, 2009 and December 31, 2008, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.37 and 101.23, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2009 and December 31, 2008, we had approximately $82.4 million and $61.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2009, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	19.1%	$1,156,133	4.96%	$101.63	$1,175,002	$102.98	$1,190,620
37-60	56.2%	3,369,787	5.10%	101.33	3,414,691	103.71	3,494,661
61-84	24.2%	1,450,807	5.27%	101.25	1,468,898	103.89	1,507,244
85-120	0.5%	29,031	4.26%	101.85	29,567	101.12	29,355

Total MBS	100.0%	$6,005,758	5.11%	$101.37	$6,088,158	$103.60	$6,221,880

As of December 31, 2008, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	8.2%	$411,259	5.18%	$101.22	$416,276	$101.68	$418,183
37-60	62.3%	3,123,892	5.29%	101.25	3,162,918	101.93	3,184,191
61-85	29.5%	1,478,082	5.28%	101.19	1,495,694	101.80	1,504,700

Total MBS	100.0%	$5,013,233	5.28%	$101.23	$5,074,888	$101.87	$5,107,074

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$4,145,285	66.6%	$3,613,741	70.8%
Freddie Mac Certificates	2,076,595	33.4%	1,493,333	29.2%

Total MBS	$6,221,880		$5,107,074

As of June 30, 2009 and December 31, 2008, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 48 months and 55 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase (or decrease) during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on changes to the interest rates on our agency securities is generally 2% per year. The average lifetime cap on changes to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2009 and December 31, 2008, we had 22 and 21 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at June 30, 2009 and December 31, 2008 of $5.5 billion and $4.5 billion, respectively. We continue to seek additional new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive.

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

As of June 30, 2009, however, we had entered into 22 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $2.1 billion of borrowings under our repurchase agreements. We have also entered into six longer-term repurchase agreements, totaling $500.0 million, as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)		Six months ended (unaudited)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Statement of Income Data
Interest income	$69,806	$43,446	$137,641	$69,493
Interest Expense	(23,301)	(20,823)	(49,297)	(37,210)

Net Interest Income	46,505	22,623	88,344	32,283

Operating Expenses	(3,009)	(2,222)	(6,039)	(3,567)

Net Income	$43,496	$20,401	$82,305	$28,716

Earnings per common share -basic and diluted	$1.20	$0.88	$2.27	$1.61

Weighted average shares outstanding	36,193	23,109	36,192	17,817

Distributions per common share	$1.10	$1.10	$2.15	$1.44

Key Portfolio Statistics
Average MBS (1)	$5,917,582	$3,382,343	$5,721,944	$2,667,530
Average Repurchase Agreements (2)	$5,359,086	$3,083,103	$5,173,433	$2,431,137
Average Equity (3)	$830,276	$508,338	$808,250	$389,842
Average Portfolio Yield (4)	4.71%	5.03%	4.80%	5.10%
Average Cost of Funds (5)	1.74%	2.70%	1.91%	3.06%
Interest Rate Spread (6)	2.97%	2.33%	2.89%	2.04%
Return on Average Equity (7)	20.96%	16.05%	20.37%	14.73%
Average Annual Portfolio Repayment Rate (8)	20.93%	12.57%	16.79%	13.66%
Debt to Equity (at period end) (9)	6.4:1	7.8:1	6.4:1	7.8:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that quarter.
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

Results of Operations

Three months ended June 30, 2009 and 2008

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended June 30, 2009 was $69.8 million, as compared to $43.4 million for the quarter ended June 30, 2008. This increase was primarily driven by a higher net interest margin and having a larger investment portfolio. Our average earning assets grew from $3.4 billion for the second quarter of 2008 to $5.9 billion for the second quarter of 2009. This increase was the result of investing the proceeds of our two public common stock offerings conducted in April and December of 2008. These offerings increased our equity, and thus portfolio size significantly. Our yield of average assets was 4.71% and 5.03%, respectively, for the quarters ended June 30, 2009 and 2008. This decrease reflects the decline of overall mortgage rates as we purchased securities throughout the period plus an increase in our prepayment rate.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the three months ended June 30, 2009 and June 30, 2008 was 20.93% and 12.57%, respectively. It is difficult to estimate repayment speeds for the remainder of the year. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets may inhibit the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. government has been significantly active in the mortgage market in an attempt to promote national housing market stability and thus economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings. One of the ways that we try to mitigate the risk of high repayment speeds on our assets is to keep the price of our portfolio as close to par as possible, as changes in repayment speeds have a lesser affect on income than a higher price portfolio. At June 30, 2009, our portfolio had an average dollar price of $101.37 per $100 of face value.

Our interest expense for the quarter ended June 30, 2009 was $23.3 million as compared to $20.8 million for the quarter ended June 30, 2008. Our average borrowings increased from $3.1 billion for the quarter ended June 30, 2008 to $5.4 billion for the quarter ended June 30, 2009, due to the increase in portfolio size. This increase was driven by the same factor as our interest income, although the increase was offset by decreasing short-term interest rates which are associated with funding our portfolio. Our average cost of funds, including hedges, was 1.74% for the quarter ended June 30, 2009, as compared to 2.70% for the quarter ended June 30, 2008. During this time frame the Federal Reserve cut rates from 2.25% to 0.25%, and the 30-day LIBOR, which approximates our short-term borrowing costs, fell 2.39%.

Our net interest income for the quarter ended June 30, 2009 was $46.5 million, and our net interest margin, or “spread”, was 2.97%. For the quarter ended June 30, 2008 our net interest income was $22.6 million and our spread was 2.33%. While the dollar figure is more influenced by the size or our portfolio and overall interest rate levels, the more important indicator of our performance is our spread. While asset yields have fallen slightly over the last year, funding costs have fallen even more so. This increasing spread indicates the increased earning power of our strategy. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained wide by historical standards.

Our total expenses for the quarter ended June 30, 2009 and 2008 were $3.0 million and $2.2 million, respectively. This increase was generally due to a higher management fee, which was less in the previous year due to our smaller equity base, upon which the management fee is based.

Our net income for the quarter ended June 30, 2009 was $43.5 million or $1.20 per diluted share. This represents a return on average equity of 20.96% for the period. For the quarter ended June 30, 2008 our net income was $20.4 million or $0.88 per diluted share, and the return on average equity was 16.05%. While many factors affect these numbers, the increase in the per share earnings and return on equity are indicative of the widening interest rate spread environment in which we have been operating for the last year. Our net income is significantly affected by our leverage, particularly in times of high interest rate spread. Our leverage during the quarter averaged around 6%, which is lower than our traditional stated range for a variety of reasons. Most importantly, we were methodical in purchasing assets using the proceeds from our December 2008 common stock offering. Secondly, as asset prices increased, our leverage drops naturally as our unrealized gains, which is a component of equity, increases. Third, the increase in government intervention in the mortgage markets increased the uncertainty, and therefore risk, with agency RMBS performance, especially as it relates to repayment speeds. Given these uncertainties, and the general risk of higher leverage, we operated with lower leverage.

Six months ended June 30, 2009 and 2008

In general, most of the items influencing our operating results for the six month periods ended June 30, 2009 and 2008 were similar as the items affecting the quarterly results described above. For the six month period ended June 30, 2009 we had interest income of $137.6 million compared to $69.5 million for the same period in 2008. Due to our equity raises, our portfolio grew significantly during this period, as we had average earning assets of $5.7 billion for the six months ended June 30, 2009 compared to $2.7 billion for the six months ended June 30, 2008. Our yield dropped from 5.10% for the six months ended June 30, 2008 to 4.80% for the six months ended June 30, 2009. This was the result of buying slightly lower coupon MBS in 2009 combined with an increase in the portfolio prepayment rate, which rose from 14.73% for the first six months of 2008 to 20.37% for the same period in 2009.

Our interest expense for the six months ended June 30, 2009 was $49.3 million as compared to $37.2 million for the six months ended June 30, 2008. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were generally falling throughout both of these periods. Our average cost of funds, including hedges, fell from 3.06% for the six months ended June 30, 2008 to 1.91% for the same period in 2009.

Our net interest income for the six months ended June 30, 2009 was $88.3 million, and our net interest margin, or “spread”, was 2.89%. For the six months ended June 30, 2008, our net interest income was $32.3 million and our spread was 2.04%. We incurred expenses for the six months ended June 30, 2009 and 2008 of $6.0 million and $3.6 million, respectively. Similar to the quarterly results, this increase was largely due to a larger management fee.

We earned net income of $82.3 million or $2.27 per weighted average share for the six months ended June 30, 2009. For the six months ended June 30, 2008, we earned net income of $28.7 million or $1.61 per weighted average share. On a per share basis, earnings increased approximately 41% when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. This increase was mostly a result of lower borrowing costs combined with slightly higher average leverage for the six months ended June 30, 2009.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,996,854	0.44%	$1,629	$4,998,483
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	20,788	520,788

	$5,496,854	0.69%	$22,417	$5,519,271

	December 31, 2008
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,019,435	1.99%	$4,856	$4,024,291
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	28,604	528,604

	$4,519,435	2.12%	$33,460	$4,552,895

We had contractual commitments under interest rate swap agreements as of June 30, 2009. These agreements were for a total notional amount of $2.1 billion, had an average rate of 2.85% and average term of 29 months.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2009 and December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At June 30, 2009 we had uncommitted repurchase facilities with 22 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 16 of these counterparties.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of June 30, 2009 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$556,615	$30,225	10.0%
Citigroup Global Markets Inc.	500,000	39,875	9.1%
South Street Securities LLC	475,080	27,624	8.6%
Deutsche Bank Securities Inc.	460,614	34,839	8.4%
Credit Suisse Securities (USA) LLC	449,770	37,903	8.2%
BNP Paribas Securities Corp	429,313	19,728	7.8%
Barclays Capital Inc.	390,527	54,100	7.1%
Mizuho	383,293	—	7.0%
Cantor Fitzgerald & Co.	371,506	26,500	6.8%
MF Global Inc.	325,876	19,728	5.9%
Greenwich Capital Markets, Inc.	245,653	—	4.5%
Daiwa Securities America Inc.	217,319	16,343	4.0%
Mitsubishi UFJ Securities (USA), Inc.	206,072	10,923	3.7%
LBBW Securities LLC	174,907	73,268	3.2%
Jefferies & Company, Inc.	157,709	9,222	2.9%
ING Financial Markets LLC	152,600	12,474	2.8%

Total	$5,496,854	$412,752	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As of June 30, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 5.5% (weighted by borrowing amount). As of December 31, 2008, our weighted average haircut was 5.4%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

As of June 30, 2009, the weighted average haircut under our several repurchase facilities was approximately 5.5%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.4:1.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At June 30, 2009 and December 31, 2008, our total borrowings were approximately $5.5 billion and $4.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.4:1 and 6.1:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2009, we had entered into 22 interest rate swap agreements designed to mitigate the effects of increased in interest rates under $2.1 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2009 and December 31, 2008, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(6.3)%	(0.86)%
+ 0.50%	(2.4)%	(0.33)%
- 0.50%	2.0%	0.04%
- 1.00%	(4.9)%	(0.13)%

December 31, 2008

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.3)%	(0.59)%
+0.50%	(3.4)%	(0.15)%
-0.50%	3.3%	0.14%
-1.00%	2.6%	0.51%

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

Based on management’s evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On May 6, 2009, we held our annual meeting of shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of six directors to hold office until our 2010 annual meeting of shareholders and until his successor has been duly elected and qualifies; and

(ii)	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year.

The six nominees were elected and the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm was approved. The results of the voting were as follows:

	Votes For	Votes Withheld
Michael R. Hough	33,057,974	216,504

Benjamin M. Hough	33,097,585	176,893

David W. Berson	33,142,044	132,434

Ira G. Kawaller	19,006,468	14,268,010

Jeffrey D. Miller	33,132,642	141,836

Thomas D. Wren	33,162,362	112,116

Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstentions
33,147,098	77,629	49,751

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the Securities and Exchange Commission on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: July 31, 2009	BY:	/s/ KENNETH A. STEELE
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