Form 10-Q
period 2009-09-30
Hatteras Financial Corp
filed 2009-10-29
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock ($0.001 par value)	36,199,911

PART I. Financial Information

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share data)	(Unaudited)
	September 30, 2009	December 31, 2008
Assets
Mortgage-backed securities, available for sale at fair value (including pledged assets of $6,347,440 and $4,829,671 at September 30, 2009 and December 31, 2008, respectively)	$6,732,544	$5,107,074
Unsettled purchased mortgage-backed securities, at fair value	570,897	104,656
Cash and cash equivalents	172,825	143,717
Restricted cash	60,065	66,727
Accrued interest receivable	35,348	28,455
Principal payments receivable	30,404	8,788
Note receivable	10,000	—
Interest rate hedge asset	3,507	131
Other assets	1,004	778

Total assets	$7,616,594	$5,460,326

Liabilities and shareholders’ equity
Repurchase agreements	$6,007,909	$4,519,435
Payable for unsettled securities	567,252	104,467
Accrued interest payable	2,863	8,626
Interest rate hedge liability	51,647	62,822
Dividend payable	41,630	26,777
Accounts payable and other liabilities	1,696	1,912

Total liabilities	6,672,997	4,724,039

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,200 and 36,186 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	36	36
Additional paid-in capital	769,990	769,159
Retained earnings (accumulated deficit)	5,833	(2,787)
Accumulated other comprehensive income (loss)	167,738	(30,121)

Total shareholders’ equity	943,597	736,287

Total liabilities and shareholders’ equity	$7,616,594	$5,460,326

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended September 30, 2009	Three months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
Interest income:
Interest income on mortgage-backed securities	$72,442	$65,106	$209,833	$133,146
Interest income on investments	230	371	480	1,823

Interest income	72,672	65,477	210,313	134,969

Interest expense	23,656	33,251	72,953	70,460

Net interest income	49,016	32,226	137,360	64,509

Operating expenses:
Management fee	2,172	1,794	6,499	4,291
Share-based compensation	332	296	963	894
General and administrative	745	416	1,827	888

Total operating expenses	3,249	2,506	9,289	6,073

Net income	$45,767	$29,720	$128,071	$58,436

Earnings per share - common stock, basic and diluted	$1.26	$1.11	$3.54	$2.81

Dividends per share	$1.15	$1.05	$3.30	$2.49

Weighted average shares outstanding	36,200	26,777	36,194	20,825

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2009

(Unaudited)

(Dollars in thousands)				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at December 31, 2008	36,186	$36	$769,159	$(2,787)	$(30,121)	$736,287
Issuance of restricted stock	14	—	—	—	—	—
Cost of issuance of common stock			(132)			(132)
Share based compensation	—	—	963	—	—	963
Dividends declared on common stock	—	—	—	(119,451)	—	(119,451)
Comprehensive income:
Net income	—	—	—	128,071	—	128,071
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	183,430	183,430
Net unrealized gain on interest rate hedges	—	—	—	—	14,429	14,429

Comprehensive income						325,930

Balance at September 30, 2009	36,200	$36	$769,990	$5,833	$167,738	$943,597

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the nine months ended
	September 30, 2009	September 30, 2008
Operating activities
Net income	$128,071	$58,436
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium paid for mortgage-backed securities	13,189	4,768
Amortization related to interest rate swap agreements	121	44
Share based compensation	963	894
Hedge ineffectiveness	(121)	(159)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(6,892)	(20,265)
Increase in other assets	(349)	(715)
(Decrease) increase in accrued interest payable	(5,762)	2,085
(Decrease) increase in accounts payable and other liabilities	(216)	649

Net cash provided by operating activities	129,004	45,737

Investing activities
Purchases of mortgage-backed securities	(2,304,202)	(3,828,976)
Purchase of note receivable	(10,000)	—
Principal repayments of mortgage-backed securities	823,900	287,392

Net cash used in investing activities	(1,490,302)	(3,541,584)

Financing activities
Issuance of common stock, net of cost of issuance	(132)	414,183
Cash dividends paid	(104,598)	(28,272)
Decrease (increase) in restricted cash on swap arrangements	6,662	(11,751)
Proceeds from repurchase agreements	46,491,674	25,537,886
Principal repayments on repurchase agreements	(45,003,200)	(22,336,736)

Net cash provided by financing activities	1,390,406	3,575,310

Net increase in cash and cash equivalents	29,108	79,463
Cash and cash equivalents, beginning of period	143,717	18,442

Cash and cash equivalents, end of period	$172,825	$97,905

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$78,715	$68,559

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$567,252	$—

Mortgage-backed securities held under defaulted repurchase agreement, including accrued interest of $301		$114,671

Repurchase agreement offset by default of counterparty, including accrued
Interest payable of $183		$107,583

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

For the three and nine months ended September 30, 2009 and 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For comparison purposes, certain amounts have been reclassified in the financial statements as of December 31, 2008 to conform to current year presentation.

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), note receivable, interest receivable, accounts payable, derivative instruments and repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amount of MBS and derivatives instruments are marked to fair value. See footnote 4 and 7 for additional discussion of these items. The carrying amount of the note receivable is deemed to approximate fair value based on the terms and characteristics of the note (see footnote 5.) The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

Mortgage-Backed Securities

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, has the Company made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that the Company will be forced to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. At September 30, 2009, the Company had no securities in an unrealized loss position.

Interest Income

Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company will generally not be subject to Federal income tax to the extent that it distributes 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $332 and $296 for the three months ended September 30, 2009 and 2008, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $963 and $894 for the nine months ended September 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (ASC). The Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The ASC is effective for financial statements issued for reporting periods that end after September 15, 2009.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

The Company adopted new U.S. GAAP guidance related to transfers and servicing which requires an assessment as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. This new guidance requires that all of the following criteria be met in order to consider the transaction as separate (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This Company adopted this guidance on January 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

The Company adopted new U.S. GAAP guidance related to financial instruments which amends the required disclosures about fair value of financial instruments. The ASC now requires a public entity to provide disclosures about fair value of financial instruments in interim financial information for interim and annual financial periods ending after June 15, 2009. This Company adopted this guidance in its June 30, 2009 financial statements and the adoption did not have a material impact on the financial statements.

The Company adopted new U.S. GAAP guidance related to investments debt and equity securities which clarifies the determination of an other-than-temporary impairment. The previous guidance for determining whether an impairment is other than temporary to debt securities required that the entity’s management assert it has both the positive intent and ability to hold an impaired security until recovery. The new guidance replaces this requirement with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its cost basis to conclude that an impairment is temporary. This new guidance is effective for interim and annual periods ending after June 15, 2009. We have adopted the new guidance and there was no material impact on our financial condition or results of operations.

The Company adopted new U.S. GAAP guidance related to fair value measurements and disclosures. This guidance clarifies the objective of fair value when a market is not active and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. This new guidance was effective for interim and annual periods ending after June 15, 2009. We have adopted this accounting guidance and there was no impact on our financial condition or results of operations.

3. Financial Instruments

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are classified into the following hierarchy:

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

The fair values of the Company’s RMBS and interest rate hedges based on the level of inputs are summarized below:

	September 30, 2009
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3

Assets

Mortgage backed securities	$—	$6,732,544	$—	$6,732,544

Unsettled purchased mortgage backed securities	—	570,897	—	570,897

Interest rate hedges	—	3,507	—	3,507

Total	$—	$7,306,948	$—	$7,306,948

Liabilities

Interest rate hedges	$—	$51,647	$—	$51,647

Total	$—	$51,647	$—	$51,647

The carrying values and approximate fair values of other financial instruments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets

Mortgage backed securities	6,732,544	6,732,544	5,107,074	5,107,074

Unsettled purchased mortgage backed securities	570,897	570,897	104,656	104,656

Cash and cash equivalents	172,825	172,825	143,717	143,717

Restricted cash	60,065	60,065	66,727	66,727

Accrued interest receivable	35,348	35,348	28,455	28,455

Note receivable	10,000	10,000	—	—

Interest rate hedge asset	3,507	3,507	131	131

Liabilities

Repurchase agreements	6,007,909	6,007,909	4,519,435	4,519,435

Payable for unsettled securities	567,252	567,252	104,467	104,467

Accrued interest payable	2,863	2,863	8,626	8,626

Interest rate hedge liability	51,647	51,647	62,822	62,822

4. Mortgage-Backed Securities

All of the Company’s mortgage-backed securities (“MBS”) were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are generally determined by management from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

fundamental analysis of observable market factors. At September 30, 2009, all of the Company’s MBS values were based on third-party sources. The Company’s MBS portfolio consists solely of agency RMBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at September 30, 2009.

	MBS Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,515,506	$147,440	$4,662,946
Freddie Mac Certificates	2,004,880	64,718	2,069,598

Total MBS	$6,520,386	$212,158	$6,732,544

The following table presents certain information about the Company’s MBS at December 31, 2008.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency RMBS
Fannie Mae Certificates	$3,592,680	$(1,750)	$22,811	$3,613,741
Freddie Mac Certificates	1,482,208	(302)	11,427	1,493,333

Total MBS	$5,074,888	$(2,052)	$34,238	$5,107,074

The components of the carrying value of available-for-sale MBS at September 30, 2009 and December 31, 2008 are presented below.

	September 30, 2009	December 31, 2008
Principal balance	$6,427,055	$5,013,233
Unamortized premium	93,357	61,696
Unamortized discount	(26)	(41)
Gross unrealized gains	212,158	34,238
Gross unrealized losses	—	(2,052)

Carrying value/estimated fair value	$6,732,544	$5,107,074

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At September 30, 2009, the Company did not have any securities in a loss position.

The following table presents components of interest income on the Company’s RMBS portfolio for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Coupon interest on MBS	$77,853	66,960	$223,022	137,914
Premium amortization	(5,411)	(1,854)	(13,189)	(4,768)

Interest income on MBS, net	$72,442	$65,106	$209,833	$133,146

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

The contractual maturity of the Company’s RMBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s RMBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at September 30, 2009 and December 31, 2008:

Months to Coupon Reset	Fair Value	September 30, 2009 % of Total	WAC	Fair Value	December 31, 2008 % of Total	WAC

0 - 36 Months	$1,428,748	21.2%	5.06%	$418,183	8.2%	5.18%
37 - 60 Months	3,713,669	55.2%	4.90%	3,184,191	62.3%	5.29%
61 - 84 Months	1,575,691	23.4%	5.11%	1,504,700	29.5%	5.28%
85 - 120 Months	14,436	0.2%	4.38%	—	—	—

Total MBS	$6,732,544	100.0%	4.98%	$5,107,074	100.0%	5.28%

5. Note Receivable

During the third quarter of 2009, the Company acquired a $10.0 million senior note receivable from a repo lending counterparty. The note is AAA-rated by Standard and Poors, Inc. and matures December 15, 2010. It bears interest at the rate of 10% per annum, payable monthly, and is callable by the issuer at par. The Company estimates the fair value of this note to approximate par based on the prices of other AAA rated notes of similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At September 30, 2009 and December 31, 2008, the Company had repurchase agreements in place in the amount of $6,007,909 and $4,519,435, respectively, to finance RMBS purchases. At September 30, 2009 and December 31, 2008, the average interest rate on these borrowings was 0.57% and 2.12%, respectively. The Company’s repurchase agreements are collateralized by the Company’s RMBS and typically bear interest at rates that are based on LIBOR. At September 30, 2009 and December 31, 2008, respectively, the Company had repurchase agreements outstanding with 18 and 14 counterparties with a weighted average contractual maturity of 57 days and 93 days, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$5,507,909	0.33%	$4,019,435	1.99%
30 days to 3 months	100,000	3.72%	—	0.00%
3 months to 36 months	400,000	3.01%	500,000	3.15%

	$6,007,909	0.57%	$4,519,435	2.12%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

At September 30, 2009, the Company’s repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Bank of America Securities, LLC	$602,602	$37,081	29	10.1%
Citigroup Global Markets Inc.	500,000	36,590	389	8.3%
South Street Securities LLC	452,964	21,374	28	7.5%
Deutsche Bank Securities Inc.	518,825	34,506	29	8.6%
Credit Suisse Securities (USA) LLC	434,210	35,264	16	7.2%
BNP Paribas Securities Corp	410,089	16,854	29	6.8%
Barclays Capital Inc.	380,930	23,791	29	6.3%
Mizuho	370,252	15,757	26	6.2%
Cantor Fitzgerald & Co.	429,971	26,808	29	7.2%
MF Global Inc.	308,385	18,741	27	5.1%
Greenwich Capital Markets, Inc.	230,126	15,463	21	3.8%
Daiwa Securities America Inc.	205,799	16,580	23	3.4%
Mitsubishi UFJ Securities (USA), Inc.	356,304	24,833	23	6.0%
LBBW Securities LLC	158,591	9,862	28	2.6%
Jefferies & Company, Inc.	256,411	15,043	27	4.3%
Nomura Securities International, Inc.	19,684	1,109	28	0.3%
Morgan Stanley & Co. Incorporated	225,765	13,676	23	3.8%
ING Financial Markets LLC	147,001	7,463	30	2.5%

Total	$6,007,909	$370,795		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

7. Derivatives - Interest Rate Swap Agreements

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in Accumulated Other Comprehensive Income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ending September 30, 2009, these effective hedge losses totaled ($22,488) and ($22,812), respectively. Ineffective gains or losses are recorded on a current basis in earnings and for the three and nine months ended September 30, 2009, the Company recorded ($58) and $121, respectively, of hedge ineffectiveness loss and gain in earnings, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next twelve months, the Company estimates that an additional $50,963 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 28 months.

		Remaining
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	300,000	10	2.98%
Over 12 months to 24 months	900,000	18	3.37%
Over 24 months to 36 months	300,000	29	2.95%
Over 36 months to 48 months	600,000	43	2.03%
Over 48 months to 60 months	200,000	50	1.94%

Total	$2,300,000	28	2.79%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 and December 31, 2008.

Asset Derivatives				Liability Derivatives
As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge asset	$3,507	Interest rate hedge asset	$131	Interest rate hedge liability	$51,647	Interest rate hedge liability	$62,822

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended September 30, 2009.

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$22,488	Interest Expense	$14,194	Interest Expense	$58

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the nine months ended September 30, 2009.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$22,812	Interest Expense	$37,243	Interest Expense	$121

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s other comprehensive loss for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008

Balance at beginning of year	$(62,496)	$—
Unrealized loss on interest rate swaps	(22,812)	(67,536)
Reclassification of net losses included in income statement	37,243	5,040

Balance at end of period	$(48,065)	$(62,496)

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

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

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain a minimum shareholders’ equity above a certain threshold amount then the Company could be declared in default on its derivative obligations. The minimum shareholders’ equity threshold amounts specified in these agreements are $100 million and $350 million, respectively. At September 30, 2009 the Company was in compliance with these requirements.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48,140. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2009.

8. Earnings per Share

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic earnings per share:
Net income	$45,767	$29,720	$128,071	$58,436

Weighted average shares	36,200	26,777	36,194	20,825

Basic earnings per share	$1.26	$1.11	$3.54	$2.81

Diluted earnings per share:
Net income	$45,767	$29,720	$128,071	$58,436

Weighted average shares	36,200	26,777	36,194	20,825
Potential dilutive shares from exercise of stock options	25	8	17	4

Diluted weighted average shares	36,225	26,785	36,211	20,829

Diluted earnings per share	$1.26	$1.11	$3.54	$2.81

9. Transactions with Related Parties

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended September 30, 2009 and 2008, the Company incurred $2,172 and $1,794 in management fees, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred $6,499 and $4,291 in management fees, respectively. At September 30, 2009 and December 31, 2008, the Company owed ACA $720 and $660, respectively, for the management fee, which is included in accounts payable and other liabilities.

10. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	September 30, 2009	December 31, 2008
Unrealized gain on securities, net	$212,158	$32,186
Unrealized gain on unsettled securities	3,645	189
Unrealized loss on swap	(48,065)	(62,496)

Accumulated other comprehensive (loss) income	$167,738	$(30,121)

The Company records unrealized gains and losses on its RMBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 consists of the following components:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income	$45,767	$29,720	$128,071	$58,436
Unrealized gain (loss) on securities	82,220	(31,346)	183,430	(58,385)
Unrealized gain (loss) on interest rate swaps	(8,294)	(5,266)	14,429	2,083
Unrealized gain on receivable	—	1,040	—	1,040

Comprehensive income (loss)	$119,693	$(5,852)	$325,930	$3,174

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands except per share amounts)

11. Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2009 up through October 29, 2009, the date we issued these financial statements.

On October 9, 2009, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. Although the Company may likely issue shares in the future, no shares have been issued under this program since its inception.

In connection with the CEO program, the Company entered into a Sales Agreement (the “Agreement”) with Cantor, as sales agent. In accordance with the terms of the Agreement, the Company may offer and sell up to 5,000,000 shares of common stock (the “CEO Shares”) from time to time through Cantor. Sales of the CEO Shares, if any, may be made as sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act. Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

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

Forward-Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

Overview

We are a mortgage REIT that invests in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac). We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We completed our initial public offering in April 2008, and listed our common stock on the New York Stock Exchange “NYSE” under the symbol “HTS”. We are managed and advised by our manager, Atlantic Capital Advisors LLC.

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

Since our formation, virtually all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages, or ARMs, and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. As of September 30, 2009, our portfolio consisted of approximately $6.7 billion in market value of agency RMBS with a weighted average initial fixed-interest rate period of 47 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past two years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, were negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. Although market conditions have returned to more normal conditions, if they were to worsen again, our lenders may be forced to exit the repurchase market, or further tighten lending standards or increase the amount of equity capital or “haircut” required to obtain financing, any of which could make it more difficult or costly for us to obtain financing. Furthermore, certain lenders also could become insolvent which could cause us to incur losses.

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

Interest Rates

The overall credit market deterioration since 2007 has also affected prevailing interest rates, which have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate, or LIBOR, have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference has returned to more normal levels, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds

September 30, 2009	0.25%	0.25%

June 30, 2009	0.31%	0.25%

March 31, 2009	0.50%	0.25%

December 31, 2008	0.44%	0.25%

September 30, 2008	3.93%	2.00%

June 30, 2008	2.46%	2.00%

March 31, 2008	2.70%	2.25%

December 31, 2007	4.60%	4.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized

September 30, 2009	5.56%	22.26%

June 30, 2009	5.23%	20.93%

March 31, 2009	3.09%	12.36%

December 31, 2008	1.96%	7.84%

September 30, 2008	2.12%	8.46%

June 30, 2008	3.14%	12.57%

March 31, 2008	3.90%	15.61%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. We raised additional equity capital three times in 2008. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)
Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)

November 5, 2007	8,203,937	$20.00	$157,054

February 5, 2008	6,900,000	$24.00	$158,743

April 30, 2008 (IPO)	11,500,000	$24.00	$255,440

December 15, 2008	9,409,090	$22.00	$196,463

(1)	After deducting underwriting discounts, and other fees and costs associates with issuance.

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

Counter-Party Default

During 2008, one of our lenders, Lehman Brothers Inc. (“LBI”), became insolvent and defaulted under the terms of our repurchase agreement with them. We filed a claim with the trustee handling the estate and have reserved the entire amount of our exposure, $6.1 million, in the quarter ended December 31, 2008. We continue to seek repayment from the estate. On May 29, 2009, the trustee for the estate filed its first interim report which discussed the complexity of the estate and that considerable time may be needed to adequately resolve all claims. The final deadline for claims was July 1, 2009. During the nine months ended September 30, 2009, we received no payments or additional information regarding the status of our claim.

Book Value per Share

As of September 30, 2009, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $26.07, an increase of $2.17, or 9.08%, from $23.90 at June 30, 2009 and an increase of $5.72, or 28.11%, from $20.35 at December 31, 2008. Declining U.S. Treasury securities rates, U.S. government actions, particularly the large-scale purchasing of agency securities, and decreasing turmoil in the financial markets increased values on our securities to historically high levels. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, generally help mitigate changes in our book value. Generally, the value of our interest rate swaps moves in the opposite direction of the value of our agency securities. However, for much of the first nine months of 2009, our swap values remained fairly level, or strengthened along with the value of our agency securities. The following table shows the components of our book value at each period end:

As of	Common Shareholders’ Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share

September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07

June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90

March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20

December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35

September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69

June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96

March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57

December 31, 2007	$18.79	0.15	0.82	—	$19.76

Investments

Agency Securities

As of September 30, 2009 and December 31, 2008, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.45 and 101.23, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2009 and December 31, 2008, we had approximately $93.4 million and $61.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2009, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	21.2%	$1,369,147	5.06%	$101.55	$1,390,307	$104.35	$1,428,748
37-60	55.2%	3,542,940	4.90%	101.43	3,593,560	104.82	3,713,669
61-84	23.4%	1,500,952	5.11%	101.42	1,522,226	104.98	1,575,691
85-120	0.2%	14,016	4.38%	101.97	14,292	102.99	14,436

Total MBS	100.0%	$6,427,055	4.98%	$101.45	$6,520,385	$104.75	$6,732,544

As of December 31, 2008, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	8.2%	$411,259	5.18%	$101.22	$416,276	$101.68	$418,183
37-60	62.3%	3,123,892	5.29%	101.25	3,162,918	101.93	3,184,191
61-85	29.5%	1,478,082	5.28%	101.19	1,495,694	101.80	1,504,700

Total MBS	100.0%	$5,013,233	5.28%	$101.23	$5,074,888	$101.87	$5,107,074

(1)

The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging three valuations.

(6)

Market value is the total market value for the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging three valuations.

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$4,662,946	69.3%	$3,613,741	70.8%
Freddie Mac Certificates	2,069,598	30.7%	1,493,333	29.2%

Total MBS	$6,732,544		$5,107,074

As of September 30, 2009 and December 31, 2008, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 47 months and 55 months, respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase (or decrease) during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on changes to the interest rates on our agency securities is generally 2% per year. The average lifetime cap on changes to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2009 and December 31, 2008, we had 23 and 21 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at September 30, 2009 and December 31, 2008 of $6.0 billion and $4.5 billion, respectively. We continue to seek additional new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive.

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

As of September 30, 2009, we had entered into 24 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $2.3 billion of borrowings under our repurchase agreements. We have also entered into six longer-term repurchase agreements, totaling $500.0 million, as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)		Nine months ended (unaudited)
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Balance Sheet Data
Total Assets	7,616,594	5,136,656	7,616,594	5,136,656
Total Liabilities	6,672,997	4,609,436	6,672,997	4,609,436
Total Stockholder’s Equity	943,597	527,220	943,597	527,220

Statement of Income Data
Interest Income	$72,672	$65,477	$210,313	$134,969
Interest Expense	(23,656)	(33,251)	(72,953)	(70,460)

Net Interest Income	49,016	32,226	137,360	64,509

Operating Expenses	(3,249)	(2,506)	(9,289)	(6,073)

Net Income	$45,767	$29,720	$128,071	$58,436

Earnings per share of common stock -basic and diluted	$1.26	$1.11	$3.54	$2.81

Weighted average shares of common stock outstanding	36,200	26,777	36,194	20,825

Distributions per share of common stock	$1.15	$1.05	$3.30	$2.49

Key Portfolio Statistics*
Average RMBS (1)	$6,347,472	$5,141,952	$5,932,745	$3,498,358
Average Repurchase Agreements (2)	$5,781,639	$4,678,382	$5,378,396	$3,185,686
Average Equity (3)	$910,096	$549,310	$848,389	$443,386
Average Portfolio Yield (4)	4.57%	5.08%	4.72%	5.07%
Average Cost of Funds (5)	1.64%	2.84%	1.81%	2.95%
Interest Rate Spread (6)	2.93%	2.24%	2.91%	2.12%
Return on Average Equity (7)	20.12%	21.64%	20.13%	17.57%
Average Annual Portfolio Repayment Rate (8)	22.26%	8.46%	18.73%	11.09%
Debt to Equity (at period end) (9)	6.4:1	8.7:1	6.4:1	8.7:1
Debt to Additional Paid in Capital (at period end) (10)	7.8:1	8.0:1	7.8:1	8.0:1

*	Average numbers for each period are weighted based on days on the our books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that quarter.
(2)

Our daily average balance outstanding under our repurchase agreements for the quarter was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the quarter by the number of days in that quarter.

(3)	Our daily average shareholders’ equity for the quarter was calculated by dividing the sum of our daily shareholders’ equity during the quarter by the number of days in that quarter.
(4)	Our average portfolio yield for the quarter was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds for the quarter was calculated by dividing our total interest expense (including hedges) by our average borrowings.
(6)	Our interest rate spread for the quarter was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity for the quarter was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the quarter (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio for the quarter was calculated by dividing the amount outstanding under our repurchase agreements by total shareholders’ equity.
(10)	Our debt to additional paid in capital ratio for the quarter was calculated by dividing the amount outstanding under our repurchase agreements by additional paid in capital.

Results of Operations

Three months ended September 30, 2009 and 2008

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended September 30, 2009 was $72.7 million, as compared to $65.5 million for the quarter ended September 30, 2008. This increase was primarily driven by having a significantly larger investment portfolio. Our average earning assets grew from $5.1 billion for the third quarter of 2008 to $6.3 billion for the third quarter of 2009. This increase was the result of investing the proceeds of our public common stock offering conducted in December of 2008. This offering increased our equity and our portfolio size. Our annualized yield of average assets was 4.57% and 5.08%, respectively, for the quarters ended September 30, 2009 and 2008. This decrease reflects the decline of overall mortgage rates on new securities purchased throughout the period plus an increase in our prepayment rate.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended September 30, 2009 was 22.26%, which was a significant increase from the three months ended September 30, 2008 rate of 8.46%. As credit market conditions made both purchasing a home and refinancing difficult in the second half of 2008, our portfolio repayments dropped to historically low levels, therefore reducing our premium amortization expense during that time. It is difficult to estimate repayment speeds for future periods. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets have inhibited, and may continue to inhibit, the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. government has been significantly active in the mortgage market in an attempt to promote national housing market stability and economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings. One of the ways that we try to mitigate the risk of high repayment speeds on our assets is to keep the price of our portfolio as close to par as possible, as changes in repayment speeds have a lesser affect on income than a higher price portfolio. At September 30, 2009, our portfolio had an average dollar price of $101.45 per $100 of face value.

Our interest expense for the quarter ended September 30, 2009 was $23.7 million as compared to $33.3 million for the quarter ended September 30, 2008. Our average borrowings increased from $4.7 billion for the quarter ended September 30, 2008 to $5.8 billion for the quarter ended September 30, 2009, due to the increase in portfolio size. Despite this increase in borrowings, our expense dropped significantly due to decreasing short-term interest rates which are associated with funding our portfolio. Our annualized average cost of funds, including hedges, was 1.64% for the quarter ended September 30, 2009, as compared to 2.84% for the quarter ended September 30, 2008. During this time frame the Federal Reserve cut rates from 2.00% to 0.25%, and the 30-day LIBOR experienced an even larger decline.

Our net interest income for the quarter ended September 30, 2009 was $49.0 million, and our net interest margin, or “spread”, was 2.93%. For the quarter ended September 30, 2008 our net interest income was $32.2 million and our spread was 2.24%. While the dollar figure is more influenced by the size or our portfolio and overall interest rate levels, our spread is the more important indicator of our performance. While asset yields have fallen slightly over the last year, funding costs have fallen even more so. This increasing spread indicates the increased earning power of our strategy. Although the markets have been volatile on both the asset yield and liability expense levels, the overall margin between the two has remained wide by historical standards.

Our total expenses for the quarter ended September 30, 2009 and 2008 were $3.2 million and $2.5 million, respectively. Approximately half of this increase was generally due to a higher management fee, which increased this year due to our larger equity base upon which the management fee is based. The rest of this increase relates to higher general and administrative costs.

Our net income for the quarter ended September 30, 2009 was $45.8 million or $1.26 per diluted share. This represents a annualized return on average equity of 20.12% for the period. For the quarter ended September 30, 2008, our net income was $29.7 million or $1.11 per diluted share, and the annualized return on average equity was 21.64%. While many factors affect these numbers, the increase in the per share earnings and return on equity are indicative of the widening interest rate spread environment in which we have been operating for the last year. Our net income is significantly affected by our leverage, particularly in times of high interest rate spread. Our leverage during the quarter averaged around 6.4:1, as compared to 8.7:1 during the same quarter in 2008. Some of this decrease occurs naturally since as asset prices increase, our leverage drops as our unrealized gains, which is a component of equity, increase. Conversely, leverage would increase when asset prices drop, making some of the apparent safety of low leverage temporary. Also, the increase in government intervention in the mortgage markets increased the uncertainty, and therefore risk, with agency RMBS performance, especially as it relates to repayment speeds. Given these uncertainties, we have operated with lower leverage in 2009.

Nine months ended September 30, 2009 and 2008

In general, most of the items influencing our operating results for the nine month periods ended September 30, 2009 and 2008 were similar as the items affecting the quarterly results described above. For the nine month period ended September 30, 2009 we had interest income of $210.3 million compared to $135.0 million for the same period in 2008. Due to the amount and timing of our equity capital raises, our portfolio has grown continuously and significantly since inception. We had average earning assets of $5.9 billion for the nine months ended September 30, 2009 compared to $3.5 billion for the nine months ended September 30, 2008. Our yield dropped from 5.08% for the nine months ended September 30, 2008 to 4.72% for the nine months ended September 30, 2009. This was the result of buying lower coupon MBS in 2009 combined with an increase in the annualized portfolio prepayment rate, which rose from 11.1% for the first nine months of 2008 to 18.7% for the same period in 2009.

Our interest expense for the nine months ended September 30, 2009, was $73.0 million as compared to $70.5 million for the nine months ended September 30, 2008. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were generally falling throughout both of these periods. Our annualized average cost of funds, including hedges, fell from 2.95% for the nine months ended September 30, 2008 to 1.81% for the same period in 2009.

Our net interest income for the nine months ended September 30, 2009 was $137.4 million, and our spread, was 2.91%. For the nine months ended September 30, 2008, our net interest income was $64.5 million and our spread was 2.12%. We incurred expenses for the nine months ended September 30, 2009 and 2008 of $9.3 million and $6.1 million, respectively. Similar to the quarterly results, this increase was largely due to a larger management fee and increased general and administrative expenses.

We earned net income of $128.1 million or $3.54 per weighted average share for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we earned net income of $58.4 million or $2.81 per weighted average share. On a per share basis, earnings increased approximately 26% when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. This increase was mostly a result of lower borrowing costs due to the unprecedented drop in short term interest rates, and thus unusually high spread, for the nine months ended September 30, 2009.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30,2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation

Within 30 days	$5,507,909	0.33%	$1,311	$5,509,220
30 days to 3 months	100,000	3.72%	622	100,622
3 months to 36 months	400,000	3.01%	15,555	415,555

	$6,007,909	0.57%	$17,488	$6,025,397

	December 31, 2008
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation

Within 30 days	$4,019,435	1.99%	$4,856	$4,024,291
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	28,604	528,604

	$4,519,435	2.12%	$33,460	$4,552,895

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2009. These agreements were for a total notional amount of $2.3 billion, had an average rate of 2.79% and average term of 28 months.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2009 and December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At September 30, 2009 we had uncommitted repurchase facilities with 23 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 18 of these counterparties.

On October 9, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor Fitzgerald & Co., acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker other than on an exchange. Under the Sales Agreement, Cantor Fitzgerald & Co. will use its commercially reasonable efforts consistent with its normal sales and trading practices to sell the shares of common stock as directed by us. The compensation payable to Cantor Fitzgerald & Co. for sales of shares of common stock pursuant to the Sales Agreement will be up to 2% of the gross sales price per share for any shares sold under the Sales Agreement.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of September 30, 2009 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding

Bank of America Securities, LLC	$602,602	$37,081	10.1%
Citigroup Global Markets Inc.	500,000	36,590	8.3%
South Street Securities LLC	452,964	21,374	7.5%
Deutsche Bank Securities Inc.	518,825	34,506	8.6%
Credit Suisse Securities (USA) LLC	434,210	35,264	7.2%
BNP Paribas Securities Corp	410,089	16,854	6.8%
Barclays Capital Inc.	380,930	23,791	6.3%
Mizuho	370,252	15,757	6.2%
Cantor Fitzgerald & Co.	429,971	26,808	7.2%
MF Global Inc.	308,385	18,741	5.1%
Greenwich Capital Markets, Inc.	230,126	15,463	3.8%
Daiwa Securities America Inc.	205,799	16,580	3.4%
Mitsubishi UFJ Securities (USA), Inc.	356,304	24,833	6.0%
LBBW Securities LLC	158,591	9,862	2.6%
Jefferies & Company, Inc.	256,411	15,043	4.3%
Nomura Securities International, Inc.	19,684	1,109	0.3%
Morgan Stanley & Co. Incorporated	225,765	13,676	3.8%
ING Financial Markets LLC	147,001	7,463	2.5%

Total	$6,007,909	$370,795	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As of September 30, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.98% (weighted by borrowing amount). As of December 31, 2008, our weighted average haircut was 5.4%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “—Market and Interest Rate Trends and the Effect on our Portfolio,” over the last two years the residential mortgage market in the United States has experienced difficult conditions including:

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

As of September 30, 2009, the weighted average haircut under our repurchase facilities was approximately 4.98%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.4:1.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At September 30, 2009 and December 31, 2008, our total borrowings were approximately $6.0 billion and $4.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.4:1 and 6.1:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2009, we had entered into 24 interest rate swap agreements designed to mitigate the effects of increases in interest rates under $2.3 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2009 and December 31, 2008, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(6.6%)	(1.38%)
+ 0.50%	(2.7%)	(0.40%)
- 0.50%	0.88%	0.04%
- 1.00%	(4.0)%	(0.3%)

December 31, 2008

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.3)%	(0.59)%
+0.50%	(3.4)%	(0.15)%
-0.50%	3.3%	0.14%
-1.00%	2.6%	0.51%

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

Based on management’s evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On October 9, 2009, we entered into the Sales Agreement with Cantor Fitzgerald & Co. Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor Fitzgerald & Co., acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker other than on an exchange. Under the Sales Agreement, Cantor Fitzgerald & Co. will use its commercially reasonable efforts consistent with its normal sales and trading practices to sell the shares of common stock as directed by us. The compensation payable to Cantor Fitzgerald & Co. for sales of shares of common stock pursuant to the Sales Agreement will be up to 2% of the gross sales price per share for any shares sold under the Sales Agreement.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: October 29, 2009	BY:	/S/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.