Form 10-K
period 2009-12-31
Hatteras Financial Corp
filed 2010-02-19
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,034,955,455 based on the closing price on the New York Stock Exchange as of June 30, 2009.

Number of the registrant’s common stock outstanding as of February 19, 2010: 36,199,911

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

(2)	the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

(3)	mortgage loan modification programs and future legislative action;

(4)	availability, terms and deployment of capital;

(5)	changes in economic conditions generally;

(6)	changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

(7)	general volatility of the financial markets, including markets for mortgage securities;

(8)	inflation or deflation;

(9)	availability of suitable investment opportunities;

(10)	the degree and nature of our competition, including competition for agency securities from the U.S. Treasury;

(11)	changes in our business and investment strategy;

(12)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate its management relationship with us;

(13)	the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our shareholders;

(14)	changes in personnel at our manager or the availability of qualified personnel at our manager;

(15)	limitations imposed on our business by our status as a real estate investment trust (“REIT”);

(16)	changes in generally accepted accounting principles (“GAAP”), including interpretations thereof; and

(17)	changes in applicable laws and regulations.

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

Our Company

We are an externally-managed mortgage REIT that invests primarily in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association (“Ginnie Mae”)), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, (“Fannie Mae”)), and the Federal Home Loan Mortgage Corporation, (“Freddie Mac”)). We refer to these securities as “agency securities.” We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS”.

We are externally-managed and advised by our manager, Atlantic Capital Advisors LLC.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

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

Our manager’s approach to managing our portfolio is to take a longer term view of assets and liabilities; accordingly, our periodic earnings and mark-to-market valuations at the end of a period will not significantly influence our strategy of providing stable cash distributions to shareholders over the long term. Our manager has invested and seeks to invest in agency securities that it believes are likely to generate attractive risk-adjusted returns on capital invested, after considering (1) the amount and nature of anticipated cash flows from the asset, (2) our ability to borrow against the asset, (3) the capital requirements resulting from the purchase and financing of the asset, and (4) the costs of financing, hedging, and managing the asset.

Our Assets

Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages (“ARMs”), and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or the London Interbank Offered Rate (“LIBOR”). Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.

Our Borrowings

We borrow against our agency securities using repurchase agreements. Our borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. Our total repurchase indebtedness of approximately $6.3 billion at December 31, 2009, included approximately $400.0 million that had a weighted average maturity of 13 months. Depending on market conditions, we may enter into additional repurchase arrangements with similar longer-term maturities or a committed borrowing facility. We intend that our borrowings will generally be between eight and 12 times the amount of our shareholders’ equity. The level of our borrowings may vary periodically depending on market conditions. Despite credit market events from the last two years, we believe agency securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and shareholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to mitigate the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap agreements and may also include entering into interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. We intend to limit our use of hedging instruments to only those techniques described above and to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency.

We record our derivative and hedge transactions in accordance with United States GAAP. If we fail to qualify for hedge accounting treatment as prescribed by this accounting standard, our operating results may suffer because losses on the derivatives we enter into may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;

•	manage cash flows so as to provide for regular quarterly distributions to our shareholders;

•	manage financing risks;

•	mitigate the fluctuations in the market value of our securities due to changing interest rates;

•	reduce the impact that changing interest rates have on our net interest income;

•	maintain our qualification as a REIT; and

•	comply with available exemptions from regulation as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”).

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

Our Manager

We believe our relationship with our manager, Atlantic Capital Advisors LLC, enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively. We believe that our manager’s expertise in mortgage REIT operations, agency securities, and the mortgage-backed securities and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our shareholders.

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

Atlantic Capital Advisors LLC manages both our company and ACM Financial Trust, (“ACM”), a privately-held mortgage REIT founded in 1998. Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM. Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele, co-chief investment officer William H. Gibbs, Jr., and co-chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM. As of December 31, 2009, ACM owned approximately $866.1 million in agency securities. We do not own any interest in ACM.

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

For purposes of calculating the management fee, we define equity as the value, computed in accordance with GAAP, of our shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses.

There is no incentive compensation payable to our manager pursuant to the management agreement.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including ACM, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Moreover, the U.S. Treasury announced a program to purchase Fannie Mae-guaranteed and Freddie Mac-guaranteed agency securities in the open market. The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets. The purchases began in early January 2009 and are expected to terminate in early 2010. One of the effects of these programs has been, and may continue to be, to increase the price of agency securities and thereby decrease our net interest margin with respect to any agency securities we buy in the future.

In addition, the U.S. Federal Reserve has initiated a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of agency securities began on January 5, 2009. Under the U.S. Federal Reserve’s program it has purchased $1.2 trillion in agency securities as of January 28, 2010. The program is expected to terminate on March 31, 2010. One of the effects of these programs has been to increase competition for available agency securities, with the result being an increase in the price. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

Employees

We are managed by Atlantic Capital Advisors LLC pursuant to the management agreement between our manager and us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our manager has approximately nine employees.

Additional Information

We have made available copies of the charters of the committees of our Board of Directors, our code of business ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the SEC on our website at www.hatfin.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Hatteras Financial Corp., 110 Oakwood Drive, Suite 340, Winston-Salem, North Carolina 27103, Attention: Corporate Secretary. All filings we make with the SEC are also available free of charge on our website.

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

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the NYSE must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In 2009, our chief executive officer timely submitted our company’s required certification to the NYSE.

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

Risks Related to Our Management and Conflicts of Interest

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager. Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours. Furthermore, three of our executive officers, Messrs. Michael and Benjamin Hough and Mr. Gibbs are also executive officers and directors of ACM. Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM. Mr. Boos serves as our co-chief investment officer and also as chief investment strategist of ACM. Our executive officers, who as of December 31, 2009 collectively and beneficially owned approximately 2.09% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM. Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM. Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable. In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate. However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other. Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us. Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

Because our board of directors could change our investment policies without shareholder approval to permit us to invest in investments other than agency securities, we may invest in assets that bear greater credit, interest rate, prepayment or passive investment risks.

If market conditions change, our board of directors could change our investment policies without shareholder approval to permit us to invest in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs. If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

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

Our manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. For example, we would pay our manager a management fee for a specific period even if we experienced a net loss during the same period. Our manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could adversely affect our ability to make distributions to our shareholders and the market price of our common stock.

Risks Related to Our Business

Adverse developments in the residential mortgage market may adversely affect the value of our agency securities and our ability to borrow against our agency security assets.

During the past few years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the mortgage securities in which we invest. Securities backed by residential mortgage loans (“RMBS”) originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of RMBS securities may not be performing as expected. Many RMBS securities have been downgraded by the rating agencies during the past year and the rating agencies may in the future downgrade RMBS securities. As a result, the market for these securities may be adversely affected for a significant period of time.

The increase in delinquencies described above has not been limited to “subprime” mortgage loans, which are made to borrowers with impaired credit. The increase in delinquencies has also affected “Alt-A” mortgage loans, which are made to borrowers with limited documentation, and also “prime” mortgage loans, which are made to borrowers with excellent credit who provide full documentation.

Housing prices and appraisal values in many states have declined or stopped appreciating after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans whose aggregate loan amounts (including any subordinate liens) are close to or greater than the related property values.

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

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and agency securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. For example, in late January 2010, the Chairman of the House Financial Services Committee announced that the House Financial Services Committee will be recommending abolishing Fannie Mae and Freddie Mac in their current form and establishing a new system of providing housing finance. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would drastically reduce the amount and type of agency securities available for investment, which are our only targeted investments

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency securities that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

In February 2010, Fannie Mae and Freddie Mac announced that they will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. As of this report, Fannie Mae has not released as many details about its program other than to say that their purchases will occur over several months. These actions could decrease our income and book value. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

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

There can be no assurance that the actions taken by the U.S. Government for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system, the financial and housing markets and the economy as a whole, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These actions include: (i) the Emergency Economic Stabilization Act of 2008 (“EESA”), which established the Troubled Asset Relief Program (“TARP”), (ii) the voluntary Capital Purchase Program, which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, (iv) the creation of a new funding mechanism, the Financial Stability Trust, that will provide financial institutions with bridge financing until such institutions can raise capital in the capital markets, (v) the creation of a Public-Private Investment Fund for private investors to purchase mortgages and mortgage-related assets from financial institutions, (vi) the Term Asset-Backed Securities Loan Facility with the goal of increasing securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities and (vii) the American Recovery and Reinvestment Act of 2009, which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.

There can be no assurance that these initiatives will have a beneficial impact on the banking system, financial market or housing market. To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

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

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our agency securities to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid and adjustable-rate mortgages, possibly decreasing the supply of agency securities. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid or adjustable-rate mortgage rates, further increasing agency securities prepayments and further negatively impacting agency securities supply. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to shareholders.

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

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option- adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by accounting rules to reduce the value of one or more agency securities on our balance sheet, then our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

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

Competition may prevent us from acquiring agency securities at favorable yields and that would negatively impact our profitability.

Our net income largely depends on our ability to acquire agency securities at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with other mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities that purchase mortgage-related assets. Additionally, we may also compete with the U.S. Federal Reserve to the extent they purchase agency securities pursuant to their agency securities purchase programs. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. As a result, we may not in the future be able to acquire sufficient agency securities at favorable spreads over our borrowing costs which would adversely affect our profitability.

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

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification (“ASC”) Topic on Derivatives. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

We are highly dependent on information and communications systems. Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our common stock and our ability to pay dividends to our shareholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our manager’s systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and our ability to pay dividends to our shareholders.

Risks Related to Debt Financing

We incur significant debt to finance our investments, which subjects us to increased risk of loss.

We generally borrow between eight and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount. As of December 31, 2009, our borrowings were approximately $6.3 billion, and our debt-to-shareholders’ equity ratio was approximately 6.8:1. To the extent we exceed a debt-to-shareholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe. We incur leverage by borrowing against our agency securities. Incurring debt subjects us to many risks, including the risks that:

•

our cash flow from operations will be insufficient to make required payments of principal and interest, resulting in the loss of some or all of our securities due to foreclosure or sale in order to satisfy our debt obligations;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distribution to shareholders, funding our operations, future business opportunities or other purposes;

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced;

•	the use of leverage could adversely affect our ability to make distributions to our shareholders and could reduce the market price of our stock;

•

a default under a loan could result in an involuntary liquidation of the securities pledged for such loan, including any cross-collateralized securities, which would result in a loss to us of the difference between the value of the securities upon liquidation and the carrying value of the securities; and

•

to the extent we are compelled to liquidate assets to repay debts, such an event could jeopardize (1) our REIT status, or (2) our exemption from registration under the Investment Company Act, the loss of either of which could decrease our overall profitability and our ability to make distributions to our shareholders.

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

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for our investments, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers. As a result, we cannot assure you that any, or sufficient, debt funding will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2009, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to shareholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

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

As of December 31, 2009, the weighted average margin requirement under all our repurchase agreements was approximately 4.8% (weighted by borrowing amount).

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

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year. The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut. If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our shareholders.

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

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests and 80% in real estate-related investments (including our qualifying real estate interests). We refer to this exemption as the “Mortgage Exemption.” In order to constitute a qualifying real estate interest under the 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the Investment Company Act. Accordingly, we intend to maintain at least 55% of our assets in whole pools of mortgages issued by Ginnie Mae, Fannie Mae or Freddie Mac. We may, consistent with our investment allocation guidelines and the Investment Company Act, invest up to 45% but not less than 25% of our remaining assets in partial pools of mortgages and other real estate-related investments (including our qualifying real estate interests).

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

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2009. These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our policies are determined by our board of directors, and our shareholders have limited rights.

Our board of directors is responsible for our strategic business direction. Our major policies, including our policies with respect to acquisitions, leasing, financing, growth, operations, debt limitation and distributions, are determined by our board of directors. Our board of directors may amend or revise these and other policies from time to time without a vote of our shareholders. Our board’s broad discretion in setting policies and shareholders’ inability to exert control over those policies increases the uncertainty and risks you face as a shareholder.

Our board of directors may approve the issuance of capital stock with terms that may discourage a third party from acquiring us and may increase or decrease our authorized capital stock without shareholder approval.

Our charter permits our board of directors to issue shares of preferred stock, issuable in one or more classes or series. We may issue a class of preferred stock to individual investors in order to comply with the various REIT requirements. Our charter further permits our board of directors to amend our charter to increase or decrease the aggregate number of shares of our authorized stock or the number of shares of stock of any class or series without shareholder approval. Our board of directors may also classify or reclassify any unissued shares of preferred or common stock and establish the preferences and rights (including the right to vote, participate in earnings and to convert into shares of our common stock) of any such shares of stock, which rights may be superior to those of shares of our common stock. Thus, our board of directors could authorize the issuance of shares of preferred or common stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the outstanding shares of our common stock might receive a premium for their shares over the then current market price of our common stock. Furthermore, to the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending on the terms and pricing of any additional offerings, you may also experience dilution in the book value and fair value of your shares.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested stockholder, and thereafter impose special shareholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the acquiring shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws provide that we are not subject to the “control share” provisions of the MGCL. However, our board of directors may elect to make the “control share” statute applicable to us at any time, and may do so without shareholder approval.

Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, our charter provides that our board of directors will have the exclusive power to fill vacancies on our board. As a result, unless all of the directorships are vacant, our shareholders will not be able to fill vacancies with nominees of their own choosing. Our board of directors may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without shareholder approval at any time.

Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of our company. For example, our charter and bylaws provide that the number of directors constituting our full board may be fixed only by our directors, that our bylaws may only be amended by our directors and that a special meeting of shareholders may not be called by holders of our common stock holding less than a majority of our outstanding shares entitled to vote at such meeting.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in shareholders’ best interests.

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

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Broad market fluctuations could negatively impact the market price of our stock.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the industry;

•	increases in market interest rates may lead purchasers of our common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

Other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders.

Federal Income Tax Risks

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, which could in turn have an adverse impact on the value of our stock. Furthermore, unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

In order to maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Complying with REIT requirements may force us to borrow to make distributions to shareholders or otherwise depend on external sources of capital to fund such distributions.

As a REIT, we must distribute at least 90% of our REIT taxable income (subject to certain adjustments) to our shareholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. While we generally intend to make distributions so that no income or excise taxes are due, we may from time to time, consistent with maintaining our REIT qualification, elect to pay taxes in lieu of making current distributions if we decide that strategy is more favorable to our shareholders.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to shareholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our agency securities at disadvantageous prices or find another alternative source of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

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

There were no matters submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plan and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol “HTS” since April 30, 2008. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Period from April 30, 2008 to June 30, 2008	$27.18	$22.51
Quarter ended September 30, 2008	26.70	18.83
Quarter ended December 31, 2008	27.28	15.74
Quarter ended March 31, 2009	27.65	21.38
Quarter ended June 30, 2009	28.78	22.65
Quarter ended September 30, 2009	33.59	26.28
Quarter ended December 31, 2009	31.18	26.56

The per-share closing price for our common stock, as reported by the NYSE on February 12, 2010, was $25.34

Holders of Our Common Stock

As of February 12, 2010, there were approximately 11 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. For 2009, the Company paid $4.50 per share of common stock in dividends. Of the $4.50, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. For 2008, we paid $3.32 per share of common stock in dividends. Of the $3.32, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share

January 1, 2008 to January 31, 2008	$0.17

February 1, 2008 to March 31, 2008	$0.35

Quarter ended June 30, 2008	$0.75

Quarter ended September 30, 2008	$1.05

Quarter ended December 31, 2008	$1.00

Quarter ended March 31, 2009	$1.05

Quarter ended June 30, 2009	$1.10

Quarter ended September 30, 2009	$1.15

Quarter ended December 31, 2009	$1.20

Use of Proceeds from Registered Securities

In our prior Securities and Exchange Commission reports we disclosed how we applied the proceeds from our initial public offering in April 2008 (registration no. 333-149314 declared effective April 24, 2008).

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from April 30, 2008 to the NYSE closing price per share on December 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on April 30, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

	Period Ending
Index	04/30/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09
Hatteras Financial Corp.	100.00	93.81	94.66	118.56	111.38	133.02	150.64	146.33
S&P 500	100.00	92.76	84.99	66.34	59.04	68.44	79.12	83.90
NAREIT Mortgage REIT	100.00	87.28	80.22	79.86	72.81	83.65	100.78	99.53

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2009 and 2008, and the period from September 19, 2007 (Date of Inception) to December 31, 2007 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.

(in thousands, except per share amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 19, 2007 to December 31, 2007
Balance Sheet Data (at period end)
Total Assets	$7,416,402	$5,460,326	$1,646,388
Long Term Repurchase Agreements	$300,000	$400,000	$100,000

Statement of Income Data
Interest Income	$283,115	$198,372	$7,296
Interest Expense	(96,267)	(104,481)	(5,332)

Net Interest Income	186,848	93,891	1,964

Operating Expenses	(12,448)	(8,714)	(716)

Provision for Claim Receivable	—	(6,048)	—

Net Income	$174,400	$79,129	$1,248

Earnings per share - common stock, basic and diluted	$4.82	$3.48	$0.15

Weighted average shares outstanding	36,196	22,759	8,368

Cash dividends declared per common share	$4.50	$3.49	$—

Key Portfolio Statistics
Average MBS (1)	$6,088,084	$3,877,007	$846,454
Average Repurchase Agreements (2)	$5,555,212	$3,524,028	$831,636
Average Equity (3)	$875,914	$465,966	$158,102
Average Portfolio Yield (4)	4.64%	5.06%	5.50%
Average Cost of Funds (5)	1.73%	2.96%	4.71%
Interest Rate Spread (6)	2.91%	2.10%	0.79%
Return on Average Equity (7)	19.91%	16.98%	5.00%
Average Annual Portfolio Repayment Rate (8)	19.79%	10.04%	3.50%
Debt to Equity (at period end) (9)	6.8:1	6.1:1	8.9:1
Debt to Additional Paid in Capital (at period end) (10)	8.2:1	5.9:1	9.4:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS was calculated by dividing the sum of our daily agency RMBS investments during the year by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the year by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average borrowings.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored entity (such as Fannie Mae and Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities net of premium or discount amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio or our hedging instruments.

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

As of December 31, 2009 and 2008, our mortgage-backed security (“MBS”) portfolio consisted of approximately $7.0 billion and $5.1 billion, respectively, in market value, of agency securities with initial fixed-interest rate periods of three years, five years, seven years or 10 years.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past two to three years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the agency securities in our portfolio and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including agency securities and other high-quality RMBS. As a result, values for RMBS, including some agency securities, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

In February 2010, Fannie Mae and Freddie Mac announced that they will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. As of this report, Fannie Mae has not released as many details about its program other than to say that their purchases will occur over several months. These actions could decrease our income and book value. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

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

Historically, the 30-day LIBOR has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference had returned to more normal levels by the end of December 2008, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds

December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Principal Repayment Rate Annualized
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. We raised additional equity capital three times in 2008. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,463

(1)	After deducting underwriting costs and other fees and costs associates with issuance.

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

Book Value per Share

As of December 31, 2009, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $25.74, an increase of $5.39, or 26.5%, from $20.35 at December 31, 2008. Declining U.S. Treasury securities rates, U.S. Government actions, particularly the large-scale purchasing of agency securities, and decreasing turmoil in the financial markets increased values on our securities to historically high levels. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, generally help mitigate changes in our book value. Generally, the value of our interest rate swaps moves in the opposite direction of the value of our agency securities. However, for much of 2009, our swap values remained fairly level, or strengthened along with the value of our agency securities. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2009	$21.28	$0.24	$5.21	$(0.99)	$25.74
September 30, 2009	21.27	0.16	5.96	(1.32)	26.07
June 30, 2009	21.26	0.05	3.69	(1.10)	23.90
March 31, 2009	21.26	(0.05)	2.75	(1.76)	22.20
December 31, 2008	21.26	(0.08)	0.90	(1.73)	20.35
September 30, 2008	21.37	0.12	(1.88)	0.08	19.69
June 30, 2008	21.37	0.06	(0.75)	0.28	20.96
March 31, 2008	20.72	0.44	0.55	(0.14)	21.57
December 31, 2007	18.79	0.15	0.82	—	19.76

Investments

Agency Securities

As of December 31, 2009 and 2008, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.52% and 101.24%, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009 and 2008, we had approximately $101.8 million and $63.3 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2009 and 2008, our investment portfolio consisted of agency securities as follows:

As of December 31, 2009 (dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	27.0%	$1,806,515	5.23%	$101.44	$1,832,477	$104.84	$1,893,992
37-60	53.2%	3,573,897	4.63%	101.58	3,630,320	104.02	3,717,454
61-84	19.6%	1,307,937	5.00%	101.46	1,327,045	104.52	1,367,106
85-120	0.2%	13,953	4.38%	101.95	14,226	101.90	14,219

Total MBS	100.0%	$6,702,302	4.86%	$101.52	$6,804,068	$104.33	$6,992,771

As of December 31, 2008 (dollars in thousands) Months to Reset	% of Portfolio	Current Face value(1)	Weighted Avg. Coupon(2)	Weighted Avg Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Avg. Market Price(5)	Market Value(6)
0-36	8.7%	$448,356	5.18%	$101.25	$453,976	$101.67	$455,832

37-60	61.8%	3,159,136	5.28%	101.25	3,198,696	101.92	3,219,937

61-85	29.5%	1,508,604	5.29%	101.20	1,526,683	101.81	1,535,961

Total MBS	100.0%	$5,116,096	5.28%	$101.24	$5,179,355	$101.87	$5,211,730

As of December 31, 2007 (Dollars in thousands) Months to Reset	% of Portfolio	Current Face value(1)	Weighted Avg. Coupon(2)	Weighted Avg. Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Avg. Market Price(5)	Market Value(6)
0-36	11.5%	$184,327	5.40%	100.99	$186,149	101.14	$186,436

37-60	61.1%	973,221	5.77%	101.21	984,954	101.70	989,804

61-85	27.4%	436,690	5.83%	101.06	441,335	101.46	443,050

	100.0%	$1,594,238	5.75%	101.14	$1,612,438	101.57	$1,619,290

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$4,976,790	71.2%	$3,613,741	70.8%
Freddie Mac Certificates	2,015,981	28.8%	1,493,333	29.2%

Total MBS	$6,992,771		$5,107,074

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder as Fannie Mae pays their principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of December 31, 2009, 2008, and 2007 the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 44 months, 55 months, and 61 months respectively, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. After an initial 5% adjustment cap, the average annual cap on increases (or decreases) to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases to the interest rates on our agency securities is 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2009, 2008, and 2007, we had established 23, 21, and 15 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at December 31, 2009 and 2008 of $6.3 billion and $4.5 billion, respectively.

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

As of December 31, 2009 and December 31, 2008, we had entered into 28 and 18 interest rate swap agreements, respectively, designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $2.7 and $1.7 billion, respectively, of borrowings under our repurchase agreements. We have also entered into $0.4 billion longer-term (greater than 3 months) repurchase agreements as of December 31, 2009 as a means of hedging our interest rate exposure.

Results of Operations

We commenced our operations in November 2007 with our first private offering of our common stock. We also issued additional shares three times during 2008 which significantly increased our equity capital, and thus, the size of our portfolio. Under our investment strategy, it generally takes some time to deploy significant amounts investment capital. Consequently, comparison of year over year data or quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

2009 Compared to 2008

Our net income for the year ended December 31, 2009 was $174.4 million, or $4.82 per weighted average share. This was a significant increase over the amount for the year ended December 31, 2008 of $79.1 million or $3.48 per weighted average share. There were two main drivers of this trend. The first was that, as mentioned earlier, we raised common equity capital three times during 2008. The last of these capital raises was in December 2008. Since our invested assets grew, our total income also increased as we had a much larger portfolio for all of 2009. The major second factor was the continued decline of short term interest rates as our borrowing cost fell throughout 2009.

Our net interest income grew from $93.9 million for the year ended December 31, 2008 to $186.8 million for the year ended December 31, 2009. Similar to the previous paragraph, a larger portfolio combined with lower interest expense were the primary drivers of this increase. In 2009, our portfolio had an average yield of 4.64% and a cost of funds (including hedges) of 1.73%. This resulted in a net interest margin (or spread) of 2.91% for the year ended December 31, 2009. For the year ended December 31, 2008, our portfolio had a yield of 5.06% and a cost of funds of 2.96%, generating a net interest rate spread of 2.10%.

While the relative difference between our interest income and interest expense is more important to our performance than the absolute level of rates, the yield on our assets is a significant indicator of performance. Our gross yield in 2009 dropped from 2008 due to lower overall mortgage rates combined with higher prepayment levels. At the end of 2008, we had invested in agency securities with a weighted average coupon of 5.28%. These coupon rates declined throughout 2009 primarily due to continued government intervention in the mortgage markets. Our weighted average coupon at December 31, 2009 was 4.86%.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the year ended December 31, 2009 was 19.79% as compared to 10.04% for the year ended December 31, 2008. Low overall mortgage rates combined with U.S. government intervention in the mortgage market created a significant increase in residential mortgage refinancing, and is a risk to earnings in the future. At December 31, 2009, our portfolio had an average dollar price of $101.52 per $100 of face value. Keeping the price of our portfolio close to par helps predict costs associated with repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a higher price portfolio.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2009 was 0.78%, decreasing from 2.82% in the preceding year. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. This rate (LIBOR) dropped throughout 2008 and 2009, ending 2009 at 0.23%. In 2009, we incurred expense related to our interest rate hedges of $52.8 million, as compared to $5.1million for the preceding year. We increased our total notional interest rate swap amount from $1.7 billion at December 31, 2008 to $2.7 billion at December 31, 2009. Lower repurchase rates combined with a lower overall rate on our hedges resulted in an average cost of funds for the year ended December 31, 2009 of 1.73%, down from 2.96% for the year ended December 31, 2008. We ended 2009 with a total $2.7 billion of interest rate swap contracts with a weighted average rate of 2.68% and weighted average term of 28 months. Additionally, we had fixed the borrowing cost on another $400 million through the use of longer term repurchase agreements, with remaining terms of between 5 and 19 months at December 31, 2009.

Our total operating expenses for the year ended December 31, 2009 were $12.4 million which represents 142 basis points on average daily equity. The previous year’s total expenses were $8.7 million (not including expenses related to Lehman Brothers default discussed in the following paragraph), which represents 181 basis points on average equity. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $8.7 million of the total expenses. The remaining expenses are share based compensation of $1.3 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $2.5 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

We incurred an unusual and non-recurring expense in 2008. In September 2008, Lehman Brothers Inc. (“LBI”) defaulted on the terms of a repurchase agreement we had with them and failed to return securities to us in which we had a net cost basis (cost of the securities plus accrued interest receivable less repurchase funds received and accrued interest payable) of $6.1 million. On September 19, 2008, LBI was placed under conservatorship by the Securities Investor Protection Corporation (“SIPC”). The LBI estate is large and complex, and meaningful information regarding the status of the estate has not yet been released. Currently, management believes it is more likely than not that any recovery would not be material and has reserved the entire amount of the receivable from LBI. If we receive any amounts in the future on our claim, we will record them as gains in the periods of recovery.

2008 Compared to 2007

Our net income for the year ended December 31, 2008 was $79.1 million, or $3.48 per weighted average share. This was a significant increase over the amount for the period ended December 31, 2007 of $1.2 million or $0.15 per weighted average share. Our initial capitalization was in November 2007, so we had just begun to grow our portfolio. We also raised common equity capital three times during 2008. Since our invested assets grew, our total income also increased as we had a much larger portfolio for all of 2008. The major second factor was the continued overall decline of short term interest rates as our borrowing cost fell throughout most of 2008.

For the year ended December 31, 2008, our portfolio had an average yield of 5.06% and a cost of funds (including hedges) of 2.96%. This resulted in a net interest margin (or spread) of 2.10% for the year. For the period ended December 31, 2007, our portfolio had an average yield of 5.50% and a cost of funds of 4.71%. This resulted in a net interest margin of 0.79% for the year. Our gross yield dropped from our initial period in 2007 due to overall lower overall mortgage rates. These coupon rates fell throughout the first half of 2008 and then remained fairly level the rest of the year. Our weighted average coupon at December 31, 2008 was 5.28% as compared to a weighted average coupon of 5.75% on December 31, 2007.

Our rate of portfolio repayment for the year ended December 31, 2008 was 10.04% as compared to 3.50% for 2007. Both of these rates are historically low, but the rate for 2007 was due to our short time of operations. For 2008 the rate was low partially due to the fact that 1) most of our agency securities were new production or recently issued, and 2) credit markets had inhibited homeowners’ ability to refinance. At December 31, 2008, our portfolio had an average dollar price of $101.24 per $100 of face value.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2008 was 2.82%, decreasing from 4.71% in the preceding year. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. This rate (LIBOR) dropped from 4.60% at December 31, 2007 to 0.44% at December 31, 2008, however it was not a gradual decline, with spikes higher throughout the year, especially around each quarter end. We incurred expense related to our interest rate hedges of $5.1 million, as compared to none for the preceding year, which resulted in a total cost of funds to 2.96% for the year. We had no interest rate hedges at the end of 2007 due to the newness and size of our portfolio. We ended 2008 with a total $1.7 billion of interest rate swap contracts with a weighted average rate of 3.05% and weighted average term of 31 months. Additionally, we had fixed the borrowing cost on another $500 million through the use of longer term repurchase agreements, with remaining terms of between 11 and 31 months at December 31, 2008.

Our total operating expenses for the year were $8.7 million which represents 181 basis points on average equity. The previous year’s total expenses were $0.7 million, which represents less than 2 months of activity and therefore not meaningful for comparison purposes.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31, 2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,013

	December 31, 2008
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,019,435	1.99%	$4,856	$4,024,291
30 days to 3 months	—	—	—	—
3 months to 36 months	500,000	3.15%	28,604	528,604

	$4,519,435	2.12%	$33,460	$4,552,895

	December 31, 2007
(in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,092,287	5.03%	$2,321	$1,094,608
30 days to 3 months	283,225	4.72%	2,459	285,684
3 months to 36 months	100,000	3.72%	3,414	103,414

	$1,475,512	4.88%	$8,194	$1,483,706

We had contractual commitments under interest rate swap agreements as of December 31, 2009. These agreements were for a total notional amount of $2.7 billion, had an average rate of 2.68% and average term of 28 months.

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

Our primary uses of cash are to purchase agency securities, pay interest and principal on our borrowings, fund our operations, and pay dividends. During 2009, we purchased $3.0 billion of agency securities using proceeds from December 2008 common stock offering, repurchase agreements and cash. During 2009, we received cash of $1.19 billion from prepayments and scheduled amortization on our investment securities. We had a net cash increase from our repurchase agreements of $1.8 billion. Cash interest payments on our borrowings totaled $101.9 million in 2009. Part of funding our operations includes providing cash margin to offset liability balances on our hedges. This required $61.4 million of cash to be placed in a restricted account with our counter-parties as of the end of 2009, a slight decrease from the end of 2008 due to the outlook for future rate increases. As the long term outlook for rates increases, and as time passes, we expect to receive this cash back.

In response to the growth of our agency securities portfolio and to relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have uncommitted repurchase facilities with 23 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 18 of these counterparties.

On October 9, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor Fitzgerald & Co., acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or to or through a market maker other than on an exchange. Under the Sales Agreement, Cantor Fitzgerald & Co. will use its commercially reasonable efforts consistent with its normal sales and trading practices to sell the shares of common stock as directed by us. The compensation payable to Cantor Fitzgerald & Co. for sales of shares of common stock pursuant to the Sales Agreement will be up to 2% of the gross sales price per share for any shares sold under the Sales Agreement. As of December 31, 2009, we have not sold any shares under this agreement.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Bank of America Securities, LLC	$574,883	$31,498	28	9.0%
South Street Securities LLC	532,649	19,300	28	8.4%
Deutsche Bank Securities Inc.	519,049	34,093	29	8.2%
Citigroup Global Markets Inc.	494,489	36,750	313	7.8%
Barclays Capital Inc.	461,410	23,792	29	7.3%
BNP Paribas Securities Corp	449,606	21,307	29	7.1%
Credit Suisse Securities (USA) LLC	428,374	27,081	15	6.7%
Cantor Fitzgerald & Co.	409,819	23,034	28	6.5%
Mizuho	354,850	10,554	28	5.6%
Mitsubishi UFJ Securities (USA), Inc.	344,460	17,210	19	5.4%
Morgan Stanley & Co. Incorporated	315,350	15,808	19	5.0%
MF Global Inc.	291,655	16,914	27	4.6%
Jefferies & Company, Inc.	241,771	13,482	21	3.8%
Greenwich Capital Markets, Inc.	217,938	11,869	19	3.4%
ING Financial Markets LLC	206,176	12,723	29	3.2%
Daiwa Securities America Inc.	194,899	12,970	20	3.1%
Nomura Securities International, Inc.	165,425	8,364	28	2.6%
LBBW Securities LLC	143,715	8,960	22	2.3%

Total	$6,346,518	$345,709		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.8% (weighted by borrowing amount). As of December 31, 2008, our weighted average haircut was 5.4%. This decrease was due to easing credit market concerns and moderating volatility in asset prices. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “Market and Interest Rate Trends and the Effect on our Portfolio,” the residential mortgage market in the United States has recently experienced difficult economic conditions including:

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

As of December 31, 2009, the weighted average haircut under our repurchase agreements was approximately 4.8%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.8:1. This leverage ratio was lower than our target range primarily due to heightened uncertainty regarding interest rate increases and asset prices.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At December 31, 2009 and December 31, 2008, our total borrowings were approximately $6.3 billion and $4.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.8:1 and 6.1:1, respectively. We have operated outside of our normal stated range during 2009 based on the risks mentioned above. If we were to see conditions moderate we may increase our leverage ratio from our December 31, 2009 level to our normal operating range.

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

Market Valuation of Investment Securities: We invest in agency securities representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. ASC Topic on Investments requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The fair values of agency securities are generally determined by management by obtaining valuations for each MBS from three separate and independent sources and averaging the three valuations. If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, we estimate the fair value of the security using a variety of methods including, but not limited to, independent pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and fundamental analysis of observable market factors.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. There have been no sales of securities since inception. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: We assess our investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, we use a two step evaluation process. First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that we will be forced to sell the security prior to recovering its amortized cost basis. If we determine that the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

Derivative Instruments: We account for derivative instruments in accordance with the guidance included in the ASC Topic on Derivatives and Hedging. This guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of income or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates generally with interest rate swap agreements.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009 and 2008, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of December 31, 2009, we had entered into 28 interest rate swap agreements designed to mitigate the effects of increased in interest rates under $2.7 billion of our repurchase agreements.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisition of agency securities with borrowings that are based on LIBOR, while the interest rates on these agency securities may be indexed to LIBOR or another index rate, such as the one-year CMT rate. Accordingly, any increase in LIBOR relative to one-year CMT rates may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders. To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

When we receive repayments of principal on our agency securities from prepayments and scheduled payments, to maintain a similar rate of earnings per share, we may want to reinvest the proceeds from these repayments in similar yielding investments. In addition, due to standard settlement conventions, it may take time to reinvest these proceeds and leave a gap in earnings until we can find and settle on suitable investment assets. In times of market illiquidity or tight supply, we may have periods where similar types of assets are not available to replace those assets repaid to us. A decrease in earnings could be significant in periods of high prepayments.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2009 and 2008, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(6.03)%	(1.47)%
+ 0.50%	(1.8)%	(0.50)%
- 0.50%	(1.29)%	0.02%
- 1.00%	(3.96)%	(0.21)%

December 31, 2008

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.3)%	(0.59)%
+ 0.50%	(3.4)%	(0.15)%
- 0.50%	3.3%	0.14%
- 1.00%	2.6%	0.51%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at December 31, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Item 8.	Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this Report. See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued its report, included below, on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp. as of December 31, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and the period from September 19, 2007 (date of inception) to December 31, 2007 of Hatteras Financial Corp. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 19, 2010

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2010 annual shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-22.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4	Form of Common Stock Certificate (2)
10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of November 5, 2007 (1)
10.2	2007 Equity Incentive Plan* (1)
10.3	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)
10.4	Form of Restricted Stock Award Agreement for independent directors * (1)
10.5	Form of Amended and Restated Stock Option Agreement * (1)
10.6	Form of Indemnification Agreement * (1)
10.7	Sales Agreement, dated as of October 9, 2009 by and among Hatteras Financial Corp., Atlantic Capital Advisors LLC and Cantor Fitzgerald & Co. (3)
12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends
21	List of subsidiaries (1)
23	Consent of Ernst & Young LLP
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement of Form S-11 11 (No. 333-149314) filed with the SEC on April 22, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: February 19, 2010	By:	/s/ MICHAEL R. HOUGH
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

Date	Signature

February 19, 2010	/s/ Michael R. Hough Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

February 19, 2010	/s/ Benjamin M. Hough Benjamin M. Hough	Director

February 19, 2010	/s/ David W. Berson David W. Berson	Director

February 19, 2010	/s/ Ira G. Kawaller Ira G. Kawaller	Director

February 19, 2010	/a/ Jeffrey D. Miller Jeffrey D. Miller	Director

February 19, 2010	/s/ Thomas D. Wren Thomas D. Wren	Director

February 19, 2010	/s/ Kenneth A. Steele Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying balance sheets of Hatteras Financial Corp. as of December 31, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and the period from September 19, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatteras Financial Corp. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from September 19, 2007 (date of inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 19, 2010

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)

	December 31, 2009	December 31, 2008
Assets

Mortgage-backed securities, at fair value (including pledged assets of $6,660,330 and $4,829,671 at December 31, 2009 and 2008, respectively)	$6,992,771	$5,107,074
Cash and cash equivalents	225,828	143,717
Restricted cash	61,361	66,727
Unsettled purchased mortgage-backed securities, at fair value	46,216	104,656
Accrued interest receivable	35,560	28,455
Principal payments receivable	35,917	8,788
Debt security, held to maturity, at cost	10,000	—
Interest rate hedge asset	7,851	131
Other assets	898	778

Total assets	$7,416,402	$5,460,326

Liabilities and shareholders’ equity
Repurchase agreements	$6,346,518	$4,519,435
Payable for unsettled securities	46,453	104,467
Accrued interest payable	2,969	8,626
Interest rate hedge liability	43,446	62,822
Dividend payable	43,440	26,777
Accounts payable and other liabilities	1,863	1,912

Total liabilities	6,484,689	4,724,039

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at December 31, 2009 and 2008	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,200 and 36,186 shares issued and outstanding at December 31, 2009 and 2008, respectively	36	36
Additional paid-in capital	770,232	769,159
Retained earnings (accumulated deficit)	8,722	(2,787)
Accumulated other comprehensive income (loss)	152,723	(30,121)

Total shareholders’ equity	931,713	736,287

Total liabilities and shareholders’ equity	$7,416,402	$5,460,326

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

For the years ended December 31, 2009 and 2008 and the period from September 19, 2007 (Date of inception) to December 31, 2007

(In thousands, except per share amounts)

	2009	2008	2007

Interest income:
Interest income on mortgage-backed securities	$282,344	$196,322	$6,718
Interest income on short-term cash investments	771	2,050	578

Interest income	283,115	198,372	7,296

Interest expense	96,267	104,481	5,332

Net interest income	186,848	93,891	1,964

Operating expenses:
Management fee	8,677	6,151	367
Share based compensation	1,296	1,190	203
General and administrative	2,475	1,373	146

Total operating expenses	12,448	8,714	716

Other income/expense:
Provision for counterparty default	—	6,048	—

Total expenses	12,448	14,762	716

Net income	$174,400	$79,129	$1,248

Earnings per share - common stock, basic and diluted	$4.82	$3.48	$0.15

Dividends per share	$4.50	$3.49	$—

Weighted average shares outstanding	36,196	22,759	8,368

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2009 and 2008 and the period from September 19, 2007 (Date of inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in thousands)	Shares	Amount

Balance at September 19, 2007
Issuance of common stock	8,204	$8	$157,046	$—	$—	$157,054
Issuance of restricted stock	164	—	—	—	—	—
Share based compensation expense	—	—	203	—	—	203
Comprehensive income:
Net income	—	—	—	1,248	—	1,248
Other comprehensive income:
Unrealized gains on securities available for sale	—	—	—	—	6,851	6,851

Comprehensive income						8,099

Balance at December 31, 2007	8,368	$8	$157,249	$1,248	$6,851	$165,356

Issuance of common stock	27,809	28	610,720			610,748
Issuance of restricted stock	9	—	—	—	—	—
Share based compensation expense	—	—	1,190	—	—	1,190
Dividends declared on common stock	—	—	—	(83,164)	—	(83,164)
Comprehensive income:
Net income	—	—	—	79,129	—	79,129
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	25,524	25,524
Net unrealized loss on interest rate hedges	—	—	—	—	(62,496)	(62,496)

Comprehensive income						42,157

Balance at December 31, 2008	36,186	$36	$769,159	$(2,787)	$(30,121)	$736,287

Issuance of restricted stock	14	—	—	—	—	—
Cost of issuance of common stock			(223)			(223)
Share based compensation expense	—	—	1,296	—	—	1,296
Dividends declared on common stock	—	—	—	(162,891)	—	(162,891)
Comprehensive income:
Net income	—	—	—	174,400	—	174,400
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	156,090	156,090
Net unrealized gain on interest rate hedges	—	—	—	—	26,754	26,754

Comprehensive income						357,244

Balance at December 31, 2009	36,200	$36	$770,232	$8,722	$152,723	$931,713

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

For the years ended December 31, 2009 and 2008 and the period from September 19, 2007 (Date of inception) to December 31, 2007

(Dollars in thousands)

	2009	2008	2007
Operating activities
Net income	$174,400	$79,129	$1,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium related to mortgage-backed securities	19,363	6,429	76
Amortization related to interest rate swap agreements	170	78	—
Share based compensation expense	1,296	1,190	203
Provision for counterparty default	—	6,048	—
Hedge ineffectiveness	(344)	195	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(7,105)	(20,200)	(8,556)
Increase in other assets	(291)	(755)	(100)
(Decrease) increase in accrued interest payable	(5,657)	3,612	5,197
(Decrease) increase in accounts payable and other liabilities	(47)	1,589	323

Net cash provided by (used in) operating activities	181,785	77,315	(1,609)

Investing activities
Purchases of mortgage-backed securities	(2,965,826)	(3,973,352)	(1,616,761)
Purchase of security, held to maturity	(10,000)	—	—
Principal repayments of mortgage-backed securities	1,190,153	382,355	4,246

Net cash used in investing activities	(1,785,673)	(3,590,997)	(1,612,515)

Financing activities
Issuance of common stock, net of cost of issuance	(223)	610,748	157,054
Cash dividends paid	(146,228)	(56,388)	—
Decrease (increase) in restricted cash on swap arrangements	5,366	(66,727)	—
Proceeds from repurchase agreements	63,174,301	38,138,209	1,510,987
Principal repayments on repurchase agreements	(61,347,217)	(34,986,885)	(35,475)

Net cash provided by financing activities	1,685,999	3,638,957	1,632,566

Net increase in cash and cash equivalents	82,111	125,275	18,442
Cash and cash equivalents, beginning of period	143,717	18,442	—

Cash and cash equivalents, end of period	$225,828	$143,717	$18,442

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$101,924	$100,869	$136

Supplemental schedule of non-cash financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$46,453	$104,467	$—

Mortgage-backed securities held under defaulted repurchase agreement, including accrued interest of $301	$—	$114,671	$—

Repurchase agreement offset by default of counterparty, including accrued interest payable of $182	$—	$107,582	$—

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

December 31, 2009

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“RMBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac (“agency RMBS”). The Company is externally managed by Atlantic Capital Advisors, LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of mortgage-backed securities (“MBS”) and derivative instruments.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, mortgage-backed securities (“MBS”) (settled and unsettled), debt security held to maturity, accrued interest receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See footnotes 4 and 7, respectively, for discussion of the fair value of MBS and derivatives. See footnote 5 for discussion of the fair value of the held to maturity debt security. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Since inception through December 31, 2009, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See footnote 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including derivative interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See footnote 7 for additional information on interest rate swap agreements.

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. There have been no sales of MBS since inception. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, has the Company made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that the Company will be forced to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

Comprehensive Income

In accordance with the guidance included in ASC Topic on Comprehensive Income, the Company is required to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income for the Company generally arises from unrealized gains or losses generated from changes in market values of the securities held as available-for-sale and derivative instruments.

Derivative Instruments

The Company accounts for derivative instruments in accordance with the guidance included in the ASC Topic on Derivatives and Hedging. This guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of income or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company uses derivative instruments to manage its exposure to changing interest rates generally with interest rate swap agreements.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $1,296 and $1,190 for the years ended December 31, 2009 and 2008, respectively, and $203 for the period from date of inception to December 31, 2007.

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

Recent Accounting Pronouncements

The FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB ASC. The Codification is now the single source of authoritative nongovernmental U.S.

GAAP superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Company adopted this guidance beginning in the third quarter of 2009.

The FASB issued new guidance under the ASC Topic on Fair Value Measurements and Disclosures related to determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which clarifies the application of fair value accounting. The guidance affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company has adopted the provisions of the guidance and the adoption did not have a material impact on its financial condition or results of operations.

The FASB issued new guidance under the ASC Topic on Transfers and Servicing related to transfers and servicing which requires an assessment as to whether assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. This new guidance requires that all of the following criteria be met in order to consider the transaction as separate (1) the initial transfer and the repurchase financing cannot be contractually contingent on one another; (2) the repurchase financing entered into between the parties provides the initial transferor with full recourse to the transferee upon default and the repurchase price is fixed; (3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and the transfer is executed at market rates; and (4) the repurchase agreement and financial asset do not mature simultaneously. This Company adopted this guidance on January 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

The FASB issued new guidance under the ASC Topic on Financial Instruments which amends the required disclosures about fair value of financial instruments. The ASC now requires a public entity to provide disclosures about fair value of financial instruments in interim financial information for interim and annual financial periods ending after June 15, 2009. The Company has adopted this guidance and the adoption did not have a material impact on its financial statements.

The FASB issued new guidance under the ASC Topic on Investments related to investments in debt and equity securities which clarifies the determination of other-than-temporary impairment. The previous guidance for determining whether impairment is other than temporary to debt securities required that the entity’s management assert it has both the positive intent and ability to hold an impaired security until recovery. The new guidance replaces this requirement with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its cost basis to conclude that an impairment is temporary. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the new guidance and the adoption did not have a material impact on its financial statements.

3. Financial Instruments

The Company’s valuation techniques of financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The ASC Topic on Fair Value Measurements classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The fair values of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	December 31, 2009
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3

Assets

Mortgage backed securities	$—	$6,992,771	$—	$6,992,771

Unsettled purchased mortgage backed securities	—	46,216	—	46,216

Interest rate hedges	—	7,851	—	7,851

Total	$—	$7,046,838	$—	$7,046,838

Liabilities

Interest rate hedges	$—	$43,446	$—	$43,446

Total	$—	$43,446	$—	$43,446

The carrying values and approximate fair values of other financial instruments as of December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets

Mortgage backed securities	$6,992,771	$6,992,771	$5,107,074	$5,107,074

Unsettled purchased mortgage backed securities	46,216	46,216	104,656	104,656

Cash and cash equivalents	225,828	225,828	143,717	143,717

Restricted cash	61,361	61,361	66,727	66,727

Accrued interest receivable	35,560	35,560	28,455	28,455

Debt security	10,000	10,000	—	—

Interest rate hedge asset	7,851	7,851	131	131

Liabilities

Repurchase agreements	$6,346,518	$6,346,518	$4,519,435	$4,519,435

Payable for unsettled securities	46,453	46,453	104,467	104,467

Accrued interest payable	2,969	2,969	8,626	8,626

Interest rate hedge liability	43,446	43,446	62,822	62,822

4. Mortgage-Backed Securities

All of the Company’s mortgage-backed securities (“MBS”) were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are determined by management from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2009, all of the Company’s MBS values were based on third-party sources. The Company’s MBS portfolio consists solely of agency RMBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at December 31, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,850,341	$(1,290)	$127,739	$4,976,790
Freddie Mac Certificates	1,953,727	—	62,254	$2,015,981

Total MBS	$6,804,068	$(1,290)	$189,993	$6,992,771

The following table presents certain information about the Company’s MBS at December 31, 2008.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$3,592,680	$(1,750)	$22,811	$3,613,741
Freddie Mac Certificates	1,482,208	(302)	11,427	1,493,333

Total MBS	$5,074,888	$(2,052)	$34,238	$5,107,074

The components of the carrying value of available-for-sale MBS at December 31, 2009 and 2008 are presented below.

	December 31, 2009	December 31, 2008
Principal balance	$6,702,302	$5,013,233
Unamortized premium	101,789	61,696
Unamortized discount	(23)	(41)
Gross unrealized gains	189,993	34,238
Gross unrealized losses	(1,290)	(2,052)

Carrying value/estimated fair value	$6,992,771	$5,107,074

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At December 31, 2009 and 2008, the Company had the following securities in a loss position presented below:

	Less than 12 months as of December 31, 2009		Less than 12 months as of December 31, 2008
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$313,882	$(1,290)	$724,738	$(1,749)
Freddie Mac Certificates	—	—	220,466	(302)

Total temporarily impaired securities	$313,882	$(1,290)	$945,204	$(2,051)

The Company does not intend to sell, nor does it believe it is more likely than not that it would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s MBS portfolio for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Coupon interest on MBS	$301,707	$202,751

Premium amortization, net	(19,363)	(6,429)

Interest income on MBS, net	$282,344	$196,322

The contractual maturity of the Company’s MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2009 and 2008.

Months to Coupon Reset or Contractual Payment	Fair Value	December 31, 2009 % of Total	Weighted Average Coupon	Fair Value	December 31, 2008 % of Total	Weighted Average Coupon
0 - 36 Months	$1,893,992	27.0%	5.23%	$418,183	8.2%	5.18%
37 - 60 Months	3,717,454	53.2%	4.63%	3,184,191	62.3%	5.29%
61 - 84 Months	1,367,106	19.6%	5.00%	1,504,700	29.5%	5.28%
85 - 120 Months	14,219	0.2%	4.38%	—	—	—

Total MBS	$6,992,771	100.0%	4.86%	$5,107,074	100.0%	5.28%

5. Debt Security, Held to Maturity

During the third quarter of 2009, the Company acquired a $10.0 million debt security from a repurchase lending counterparty. The security is AAA-rated by Standard and Poors, Inc. and matures December 15, 2010. It bears interest at the rate of 10% per annum, payable monthly, and is callable by the issuer at par. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other AAA rated securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At December 31, 2009 and 2008, the Company had repurchase agreements in place in the amount of $6,346,518 and $4,519,435, respectively, to finance MBS purchases. As of December 31, 2009 and 2008 the weighted average interest rate on these borrowings was 0.41% and 2.12%, respectively. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At December 31, 2009 and 2008 the Company had repurchase agreements outstanding with 18 and 14 counterparties, respectively, with a weighted average contractual maturity of 1.6 months and 2.5 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	December 31, 2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,013

At December 31, 2009, the Company’s repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Bank of America Securities, LLC	$574,883	$31,498	28	9.0%
South Street Securities LLC	532,649	19,300	28	8.4%
Deutsche Bank Securities Inc.	519,049	34,093	29	8.2%
Citigroup Global Markets Inc.	494,489	36,750	313	7.8%
Barclays Capital Inc.	461,410	23,792	29	7.3%
BNP Paribas Securities Corp	449,606	21,307	29	7.1%
Credit Suisse Securities (USA) LLC	428,374	27,081	15	6.7%
Cantor Fitzgerald & Co.	409,819	23,034	28	6.5%
Mizuho	354,850	10,554	28	5.6%
Mitsubishi UFJ Securities (USA), Inc.	344,460	17,210	19	5.4%
Morgan Stanley & Co. Incorporated	315,350	15,808	19	5.0%
MF Global Inc.	291,655	16,914	27	4.6%
Jefferies & Company, Inc.	241,771	13,482	21	3.8%
Greenwich Capital Markets, Inc.	217,938	11,869	19	3.4%
ING Financial Markets LLC	206,176	12,723	29	3.2%
Daiwa Securities America Inc.	194,899	12,970	20	3.1%
Nomura Securities International, Inc.	165,425	8,364	28	2.6%
LBBW Securities LLC	143,715	8,960	22	2.3%

Total	$6,346,518	$345,709		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, these effective hedge losses totaled $26,256. Ineffective gains or losses are recorded on a current basis in earnings and for the year ended December 31, 2009, the Company recorded $344 of hedge ineffectiveness gain in earnings, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $53,921 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 28 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract

12 months or less	$500,000	9	3.22%
Over 12 months to 24 months	900,000	18	3.36%
Over 24 months to 36 months	300,000	33	1.74%
Over 36 months to 48 months	700,000	41	2.01%
Over 48 months to 60 months	300,000	54	2.26%

Total	$2,700,000	28	2.68%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheets as of December 31, 2009 and 2008, respectively.

	Asset Derivatives				Liability Derivatives
	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

	Interest rate		Interest rate		Interest rate		Interest rate

Interest rate hedge	hedge asset	$7,851	hedge asset	$131	hedge liability	$43,446	hedge liability	$62,822

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2009.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$26,256	Interest Expense	$53,010	Interest Expense	$344

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive loss for the years ended December 31, 2009 and 2008, respectively.

	December 31, 2009	December 31, 2008

Balance at beginning of year	$(62,496)	$—

Unrealized loss on interest rate swaps	(26,256)	(67,536)

Reclassification of net losses included in income statement	53,010	5,040

Balance at end of year	$(35,742)	$(62,496)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s U.S. GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $36,176. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2009. At December 31, 2009 the Company was in compliance with these requirements.

8. Capital Stock

The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of

$0.001 per share. The Board of Directors has the authority to increase the authorized amounts, or to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

9. Earnings per Share

	For the year ended December 31, 2009	For the year ended December 31, 2008

Basic earnings per share:
Net income	$174,400	$79,129

Weighted average shares	36,196	22,759

Basic earnings per share	$4.82	$3.48

Diluted earnings per share:
Net income	$174,400	$79,129

Weighted average shares	36,196	22,759
Potential dilutive shares from exercise of stock options	20	7

Diluted weighted average shares	36,216	22,766

Diluted earnings per share	$4.82	$3.48

10. 2007 Equity Incentive Plan

The 2007 Equity Incentive Plan provides for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and others. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards. The 2007 Equity Incentive Plan is administered by the compensation and governance committee or by any other committee appointed by the Board of Directors or, in the absence of such a committee, by the Board of Directors.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 410,000 shares of common stock may be granted under the 2007 Equity Incentive Plan; forfeitures and/or awards that expire unexercised may be reissued. At December 31, 2009, 142,216 awards relating to shares of common stock remained available for grant. Unless previously terminated by the Board of Directors, awards may be granted under the 2007 Equity Incentive Plan until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Stock Option Awards

Each stock option awarded is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation and governance or other administrative committee. The following table presents information about the Company’s stock options for the period presented:

	Options	Weighted Average Price on Grant Date	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of year:	81,000	$20.00	8.8	$535

Granted	—	—	—	—
Cancelled/forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2009	81,000	$20.00	7.8	$645

Shares vested at end of year	54,000	$20.00	7.8	$430

Options exercisable at December 31, 2009	54,000	$20.00	7.8	$430

The Company recorded compensation expense of $44 for each of the years ended December 31, 2009 and 2008 for options issued in 2007. The Company records compensation expense related to these options over the vesting period of the options. At December 31, 2009, the Company had 81,000 stock options outstanding with an exercise price of $20.00. 27,000 of these options vested during the year ended December 31, 2008 and 27,000 options vested in the year ended December 31, 2009. The remaining 27,000 options are scheduled to vest during the year ended December 31, 2010. The fair value of stock options granted during the period ended December 31, 2007 was $1.63 per option. The following table presents the assumptions used to calculate the fair value of options granted during 2007, using the Black-Scholes-Merton model:

December 31, 2007
Risk-Free Interest Rate	4.0%
Expected Volatility	16.4
Dividend Yield	6.0
Expected Life	6.0 years

Restricted Stock Awards

During the year ended December 31, 2009, the Company issued 13,784 shares of restricted common stock and recognized an expense of $86 related to the vesting of these shares. The shares vest one third at each anniversary of the grant date. The fair market value of the shares granted was determined by the closing stock market price on the date of grant. The Company also recognized $1,166 of compensation expense in the current year related to restricted shares issued in prior years. At December 31, 2009, the Company had unrecorded compensation expense of $1,272 related to the unvested shares of restricted common stock granted. This expense is expected to be recognized over a weighted average remaining period of 1.2 years as of December 31, 2009. The following table presents information about the Company’s restricted stock awards for the periods presented:

	2009		2008
	Shares of Restricted Stock	Weighted Average Fair Value on Grant Date	Shares of Restricted Stock	Weighted Average Fair Value on Grant Date

Shares non-vested at beginning of year	118,333	$20.21	164,000	$20.00
Granted	13,784	$25.78	9,000	$24.00
Cancelled/forfeited	—	—	—	—
Vested	(57,667)	$20.21	(54,667)	$20.00

Shares non-vested at end of year	74,450	$21.39	118,333	$20.21

The total fair value of restricted stock awards vested during the years ended December 31, 2009 and 2008 were $1,647 and $1,194 respectively based upon the fair market value of the Company’s common stock on the vesting date. For the period of inception to December 31, 2007, there were no restricted stock awards that vested.

11. Transactions with Related Parties

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the years ended December 31, 2009 and 2008, the Company incurred $8,677 and $6,151 in management fees, respectively, and $367 for the period from inception to December 31, 2007. In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of

$1,296 and $1,190, respectively, for the years ended December 31, 2009 and 2008 and $203 for the period from inception to December 31, 2007. At December 31, 2009 and 2008, the Company owed ACA $730 and $660, respectively, for the management fee, which is included in accounts payable and other liabilities.

12. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following components:

	December 31, 2009	December 31, 2008
Unrealized gain on securities, net	$188,703	$32,186
Unrealized (loss) gain on unsettled securities	(238)	189
Unrealized loss on swap	(35,742)	(62,496)

Accumulated other comprehensive income (loss)	$152,723	$(30,121)

The Company records unrealized gains and losses on its MBS and swap positions as described in footnotes 4 and 7, respectively.

Comprehensive income for the years ended December 31, 2009 and 2008, as well as the period from inception to December 31, 2007 consists of the following components:

	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net income	$174,400	$79,129	$1,248
Unrealized gain on securities. net	156,090	25,524	6,851
Unrealized gain (loss) on interest rate swaps, net	26,754	(62,496)	—

Comprehensive income	$357,244	$42,157	$8,099

13. Contingency

On September 18, 2008, one of the Company’s lenders, Lehman Brothers, Inc., (“LBI”) defaulted under the terms of a repurchase agreement with the Company that was scheduled to renew on September 25, 2008. LBI was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008. The Company had a net exposure to LBI of $7,088 that represents the market value of unreturned collateral including accrued interest receivable, net of related financing proceeds received by the Company including accrued interest payable, as of the date of default. The Company determined that collection of this amount to be less than likely, and recorded a loss $6,048, presenting the Company’s net cost basis in the assets, in the fourth quarter of 2008. Due to the uncertainty regarding the final disposition of the Company’s claim with LBI, the Company has recorded $872 of these payments as a liability in the year ended 2008 in case it is required to return these principal and interest payments to the LBI estate. As of December 31, 2009, the claim against Lehman is still pending.

14. Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 19, 2010, the date it issued these financial statements and determined that there were no events that have occurred that affected these financial statements.

15. Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2009 and 2008.

Hatteras Financial Corp.

Statements of Income

(Dollars in thousands, except per share amounts)	Three months Ended December 31, 2009 (Unaudited)	Three months Ended September 30, 2009 (Unaudited)	Three months Ended June 30, 2009 (Unaudited)	Three months Ended March 31,2009 (Unaudited)

Interest income:
Interest income on mortgage-backed securities	$72,511	$72,442	$69,736	$67,655
Interest income on short-term cash investments	291	230	70	180

Interest income	72,802	72,672	69,806	67,835

Interest expense	23,314	23,656	23,301	25,996

Net interest income	49,488	49,016	46,505	41,839

Operating expenses:
Management fee	2,178	2,172	2,166	2,161
Share based compensation	332	332	321	311
General and administrative	649	745	522	559

Total operating expenses	3,159	3,249	3,009	3,031

Other income/expense:
Provision for counterparty default	—	—	—	—

Total expenses	3,159	3,249	3,009	3,031

Net income	$46,329	$45,767	$43,496	$38,808

Earnings per share - common stock, basic and diluted	$1.28	1.26	$1.20	$1.07

Dividends per share	$1.20	$1.15	$1.10	$1.05

Weighted average shares outstanding	36,200	36,200	36,193	36,190

Hatteras Financial Corp.

Statements of Income

(Dollars in thousands, except per share amounts)	Three months Ended December 31, 2008 (Unaudited)	Three months Ended September 30, 2008 (Unaudited)	Three months Ended June 30, 2008 (Unaudited)	Three months Ending March 31,2008 (Unaudited)

Interest income:
Interest income on mortgage-backed securities	$63,176	$65,106	$42,531	$25,510
Interest income on short-term cash investments	226	371	915	537

Interest income	63,402	65,477	43,446	26,047

Interest expense	34,020	33,251	20,823	16,387

Net interest income	29,382	32,226	22,623	9,660

Operating expenses:
Management fee	1,860	1,794	1,570	927
Share based compensation	296	296	294	304
General and administrative	485	416	358	114

Total operating expenses	2,641	2,506	2,222	1,345

Other income/expense:
Provision for counterparty default	6,048	—	—	—

Total expenses	8,689	2,506	2,222	1,345

Net income	$20,693	$29,720	$20,401	$8,315

Earnings per share - common stock, basic and diluted	$0.73	$1.11	$0.88	$0.71

Dividends per share	$1.00	$1.05	$1.10	$0.34

Weighted average shares outstanding	28,516	26,777	23,109	11,740