Form 10-Q
period 2010-03-31
Hatteras Financial Corp
filed 2010-04-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock ($0.001 par value)	36,471,763

PART I. Financial Information

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	March 31, 2010	December 31, 2009
Assets
Mortgage-backed securities, at fair value (including pledged assets of $6,413,655 and $6,660,330 at March 31, 2010 and December 31, 2009, respectively)	$6,758,843	$6,992,771
Cash and cash equivalents	55,469	225,828
Restricted cash	62,616	61,361
Unsettled purchased mortgage-backed securities, at fair value	95,158	46,216
Accrued interest receivable	33,676	35,560
Principal payments receivable	206,002	35,917
Debt security, held to maturity, at cost	10,000	10,000
Interest rate hedge asset	534	7,851
Other assets	1,833	898

Total assets	$7,224,131	$7,416,402

Liabilities and shareholders’ equity
Repurchase agreements	$6,102,661	$6,346,518
Payable for unsettled securities	94,894	46,453
Accrued interest payable	2,692	2,969
Interest rate hedge liability	48,908	43,446
Dividend payable	43,766	43,440
Accounts payable and other liabilities	1,777	1,863

Total liabilities	6,294,698	6,484,689

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 36,472 and 36,200 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	36	36
Additional paid-in capital	777,452	770,232
Retained earnings	8,690	8,722
Accumulated other comprehensive income	143,255	152,723

Total shareholders’ equity	929,433	931,713

Total liabilities and shareholders’ equity	$7,224,131	$7,416,402

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Interest income:
Interest income on mortgage-backed securities	$68,941	$67,655
Interest income on short-term cash investments	277	180

Interest income	69,218	67,835

Interest expense	23,440	25,996

Net interest income	45,778	41,839

Other income:
Gain on sale of mortgage-backed securities	1,044	—

Operating expenses:
Management fee	2,183	2,161
Share based compensation	342	311
General and administrative	563	559

Total operating expenses	3,088	3,031

Net income	$43,734	$38,808

Earnings per share - common stock, basic and diluted	$1.21	$1.07

Dividends declared per share	$1.20	$1.05

Weighted average shares outstanding	36,242	36,190

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2010

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

Balance at December 31, 2009	36,200	$36	$770,232	$8,722	$152,723	$931,713

Issuance of restricted stock	7	—	—	—	—	—

Issuance of common stock	265	—	6,878	—	—	6,878

Share based compensation expense	—	—	342	—	—	342

Dividends declared on common stock	—	—	—	(43,766)	—	(43,766)

Comprehensive income:

Net income	—	—	—	43,734	—	43,734

Other comprehensive income:

Net unrealized gain on securities available for sale	—	—	—	—	1,913	1,913

Net unrealized loss on derivative instruments	—	—	—	—	(11,381)	(11,381)

Comprehensive income						34,266

Balance at March 31, 2010	36,472	$36	$777,452	$8,690	$143,255	$929,433

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Operating activities
Net income	$43,734	$38,808
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	9,214	2,958
Amortization related to interest rate swap agreements	54	36
Share based compensation expense	342	311
Hedge ineffectiveness	213	24
Gain on sale of mortgage-backed securities	(1,044)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	1,884	(5,169)
Decrease in other assets	197	269
Decrease in accrued interest payable	(277)	(5,532)
Decrease in accounts payable and other liabilities	(86)	(283)

Net cash provided by operating activities	54,231	31,422

Investing activities
Purchases of mortgage-backed securities	(400,895)	(964,152)
Principal repayments of mortgage-backed securities	427,450	168,573
Sale of mortgage-backed securities	30,529	—

Net cash provided by (used in) investing activities	57,084	(795,579)

Financing activities
Issuance of common stock, net of cost of issuance	6,878	(92)
Cash dividends paid	(43,440)	(26,777)
Increase in restricted cash	(1,255)	(2,876)
Proceeds from repurchase agreements	17,862,540	14,483,948
Principal repayments on repurchase agreements	(18,106,397)	(13,753,001)

Net cash (used in) provided by financing activities	(281,674)	701,202

Net decrease in cash and cash equivalents	(170,359)	(62,955)
Cash and cash equivalents, beginning of period	225,828	143,717

Cash and cash equivalents, end of period	$55,469	$80,762

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$23,718	$31,528

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$364,773	$383,614

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

March 31, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of mortgage-backed securities (“MBS”) and derivative instruments.

Since inception, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See footnote 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including derivative interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See footnote 7 for additional information on interest rate swap agreements.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments See footnote 4 for discussion of the fair value of MBS securities and forward purchase commitments. See footnote 5 for discussion of the fair value of the held to maturity debt security. See footnote 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced securities (“TBA” securities) are recorded at fair value in accordance with ASC Topic 815 Derivatives and Hedging. The fair value of these purchase commitments are included in other assets or liabilities in the accompanying balance sheets.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not the Company determines whether it is more likely than not that the Company will be forced to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $342 and $311 for the three months ended March 31, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) on Improving Disclosures About Fair Value Measurements, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. The Company adopted the guidance related to Level 1 and Level 2 disclosures and the adoption did not have a material effect on the Company’s financial statements.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

The fair values of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	March 31, 2010
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	$—	$6,758,843	$—	$6,758,843
Unsettled purchased mortgage backed securities	—	95,158	—	95,158
Interest rate hedges	—	534	—	534
Forward purchase commitments		1,185		1,185

Total	$—	$6,855,720	$—	$6,855,720

Liabilities
Interest rate hedges	$—	$48,908	$—	$48,908

Total	$—	$48,908	$—	$48,908

The carrying values and approximate fair values of all financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$6,758,843	$6,758,843	$6,992,771	$6,992,771
Unsettled purchased mortgage backed securities	95,158	95,158	46,216	46,216
Cash and cash equivalents	55,469	55,469	225,828	225,828
Restricted cash	62,616	62,616	61,361	61,361
Accrued interest receivable	33,676	33,676	35,560	35,560
Note receivable	10,000	10,000	10,000	10,000
Forward purchase commitments	1,185	1,185	—	—
Interest rate hedge asset	534	534	7,851	7,851
Liabilities
Repurchase agreements	$6,102,661	$6,102,661	$6,346,518	$6,346,518
Payable for unsettled securities	94,894	94,894	46,453	46,453
Accrued interest payable	2,692	2,692	2,969	2,969
Interest rate hedge liability	48,908	48,908	43,446	43,446

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are determined by management from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2010, all of the Company’s MBS values were based on third-party sources. The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at March 31, 2010.

	MBS Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,783,190	$127,858	$4,911,048
Freddie Mac Certificates	1,785,537	62,258	1,847,795

Total MBS	$6,568,727	$190,116	$6,758,843

The following table presents certain information about the Company’s MBS at December 31, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,850,341	$(1,290)	$127,739	$4,976,790
Freddie Mac Certificates	1,953,727	—	62,254	2,015,981

Total MBS	$6,804,068	$(1,290)	$189,993	$6,992,771

The components of the carrying value of available-for-sale MBS at March 31, 2010 and December 31, 2009 are presented below.

	March 31, 2010	December 31, 2009
Principal balance	$6,468,658	$6,702,302
Unamortized premium	100,090	101,789
Unamortized discount	(21)	(23)
Gross unrealized gains	190,116	189,993
Gross unrealized losses	—	(1,290)

Carrying value/estimated fair value	$6,758,843	$6,992,771

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis. At March 31, 2010 the Company did not have any MBS securities in a loss position. At December 31, 2009, the Company had the following securities in a loss position:

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

	Less than 12 months as of December 31, 2009
	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$313,882	$(1,290)
Freddie Mac Certificates	—	—

Total temporarily impaired securities	$313,882	$(1,290)

The Company did not make the decision to sell these securities as of December 31, 2009, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Coupon interest on MBS	$78,155	$70,613
Net premium amortization	(9,214)	(2,958)

Interest income on MBS, net	$68,941	$67,655

The contractual maturity of the Company’s MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$2,526,951	37.4%	5.15%	$1,893,992	27.0%	5.23%
37 - 60 Months	3,337,871	49.4%	4.47%	3,717,454	53.2%	4.63%
61 - 84 Months	879,994	13.0%	4.79%	1,367,106	19.6%	5.00%
85 - 120 Months	14,027	0.2%	4.39%	14,219	0.2%	4.38%

Total MBS	$6,758,843	100.0%	4.76%	$6,992,771	100.0%	4.86%

The Company may from time to time enter into forward commitments to purchase TBA securities. The fair value of these forward purchase commitments are recorded as derivative assets or liabilities until the time of settlement. Forward commitments to purchase TBA securities are valued using the same method to value MBS described above. The following table shows the Company’s commitment to acquire TBA securities at March 31, 2010.

Face	Cost	Fair Market Value	Due to Brokers (1)
$265,000	$269,880	$271,064	$269,880

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

The amounts shown above are in addition to the unsettled purchased mortgage-backed securities shown on the balance sheet.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

5. Debt Security, Held to Maturity

During 2009, the Company acquired a $10,000 debt security from a repurchase lending counterparty. The security is AAA-rated by Standard and Poors, Inc. and matures December 15, 2010. It bears interest at the rate of 10% per annum, payable monthly, and is callable by the issuer at par. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other AAA rated securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At March 31, 2010 and December 31, 2009, the Company had repurchase agreements in place in the amount of $6,102,661 and $6,346,518, respectively, to finance MBS purchases. At March 31, 2010 and December 31, 2009, the average interest rate on these borrowings was 0.43% and 0.41%, respectively. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are based on LIBOR. At March 31, 2010 and December 31, 2009, the Company had repurchase agreements outstanding with 19 and 18 counterparties, respectively, with a weighted average contractual maturity of 1.4 months and 1.6 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31,2010		December 31, 2009
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$5,702,661	0.25%	$5,946,518	0.24%
30 days to 3 months	100,000	2.85%	—	—
3 months to 36 months	300,000	3.06%	400,000	3.01%

	$6,102,661	0.43%	$6,346,518	0.41%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

At March 31, 2010, the Company’s repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$622,014	$27,434	24	10.0%
Citigroup Global Markets Inc.	482,745	32,604	244	7.9%
South Street Securities LLC	476,759	19,768	28	7.8%
Deutsche Bank Securities Inc.	462,488	30,176	29	7.6%
Barclays Capital Inc.	418,331	22,297	27	6.9%
BNP Paribas Securities Corp	413,920	21,001	29	6.8%
Cantor Fitzgerald & Co.	370,413	21,603	26	6.1%
Nomura Securities International, Inc.	338,704	22,283	24	5.6%
Credit Suisse Securities (USA) LLC	327,758	23,017	16	5.4%
Mitsubishi UFJ Securities (USA), Inc.	318,232	19,484	20	5.2%
Mizuho	307,989	12,023	27	5.0%
Morgan Stanley & Co. Incorporated	296,885	15,701	16	4.9%
ING Financial Markets LLC	285,711	16,884	28	4.7%
MF Global Inc.	243,109	13,341	27	4.0%
Jefferies & Company, Inc.	232,915	12,375	21	3.8%
Daiwa Securities America Inc.	162,064	10,768	21	2.7%
Greenwich Capital Markets, Inc.	144,947	7,815	19	2.4%
LBBW Securities LLC	130,477	8,370	19	2.1%
Goldman, Sachs & Co	67,200	4,153	28	1.1%

Total	$6,102,661	$341,097		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

7. Derivatives - Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rate on repurchase agreements change on a monthly basis, the Company is exposed to constantly changing interest rates, and the cash flows associated with these rates. To minimize the effect of changes in these interest rates, the Company enters into interest rate swap agreements and enters into forward commitments to purchase TBA securities which help to manage the volatility in the interest rate exposures and their related cash flows.

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 and 2009, these effective hedge losses totaled $28,250 and 11,618, respectively. Ineffective losses are recorded on a current basis in earnings and for the three months ended March 31, 2010 and 2009, the Company recorded $213 and $24, respectively of hedge ineffectiveness loss in earnings, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $59,068 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 28 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract
12 months or less	$800,000	8	3.25%
Over 12 months to 24 months	600,000	16	3.39%
Over 24 months to 36 months	600,000	32	1.86%
Over 36 months to 48 months	600,000	41	2.05%
Over 48 months to 60 months	500,000	52	2.47%

Total	$3,100,000	28	2.65%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2009		As of March 31, 2009		As of December 31, 2009
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	$534	Interest rate hedge asset	$7,851	Interest rate hedge liability	$48,908	Interest rate hedge liability	$43,446

Forward purchase commitments	Other assets	$1,185	—	$—	—	$—	—	$—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$28,250	Interest Expense	$16,869	Interest Expense	$213

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

	March 31, 2010	December 31, 2009
Beginning balance	$(35,742)	$(62,496)
Unrealized loss on interest rate swaps	(28,250)	(26,256)
Reclassification of net losses included in income statement	16,869	53,010

Ending balance	$(47,123)	$(35,742)

During the three-months ended March 31, 2010, the Company entered into forward commitments to purchase TBA agency securities that were accounted for as derivatives. These forward contracts were designated as all-in-one cash flow hedges pursuant to ASC Topic 815. The fair value of the forward commitment of $1,185 is reported in other assets, with a corresponding unrealized gain recognized in other comprehensive income. On the date of physical settlement, unrealized gains or losses will be reclassified to OCI for available-for-sale securities.

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations with those counterparties.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s U.S. GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has an agreement with one of its derivative counterparties that contain a provision where if the Company exceeds a leverage ratio of 12 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $49,438. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2010. At March 31, 2010 the Company was in compliance with these requirements.

8. Capital Stock

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or though a market maker other than on an exchange. From the inception of the CEO Program through March 31, 2010, the Company issued 265 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $6,878, all of which was raised during the three-month period ended March 31, 2010. The Company also incurs legal, accounting and other fees associated with the issuance of shares under this program. The total amount charged to additional paid in capital in connection with the issuance of these shares was $309. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

9. Earnings per Share

	For the three months ended
	March 31, 2010	March 31, 2009
Basic earnings per share:
Net income	$43,734	$38,808

Weighted average shares	36,242	36,190

Basic earnings per share	$1.21	$1.07

Diluted earnings per share:
Net income	$43,734	$38,808

Weighted average shares	36,242	36,190
Potential dilutive shares from exercise of stock options	20	16

Diluted weighted average shares	36,262	36,206

Diluted earnings per share	$1.21	$1.07

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2010

(Dollars in thousands except per share amounts)

•	for the Company’s equity in excess of $750 million, 0.50% (per annum) of equity.

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended March 31, 2010 and 2009, the Company incurred $2,183 and $2,161 in management fees, respectively. At March 31, 2010 and December 31, 2009, the Company owed ACA $728 and $730, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	March 31, 2010	December 31, 2009
Unrealized gain on securities, net	$190,116	$188,703
Unrealized gain (loss) on unsettled securities	262	(238)
Unrealized loss on derivative instruments	(47,123)	(35,742)

Accumulated other comprehensive income	$143,255	$152,723

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income for the three months ended March 31, 2010 and 2009 consists of the following components:

	Three months ended
	March 31, 2010	March 31, 2009
Net Income	$43,734	$38,808
Unrealized gain on securities	1,913	67,272
Unrealized loss on derivative instruments	(11,381)	(1,010)

Comprehensive income	$34,266	$105,070

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,””our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency RMBS and agency securities refer to our RMBS that are issued or guaranteed by a U.S. Government sponsored entity, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; hybrids and hybrid ARMs refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids after the fixed rate period expires and adjustable-rate mortgage loans which typically at all times have interest rates that adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

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

Overview

We are a mortgage REIT that primarily invests in adjustable-rate and hybrid adjustable-rate single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association, “Ginnie Mae”), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, “Fannie Mae”, and the Federal Home Loan Mortgage Corporation, “Freddie Mac”). We were incorporated in Maryland in September 2007 and commenced operations in November 2007 upon completion of our initial private issuance of common stock. We completed our initial public offering in April 2008, and listed our common stock on the NYSE under the symbol “HTS”. We are managed and advised by our manager, Atlantic Capital Advisors LLC.

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

Since our formation, virtually all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages, “ARMs”, and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. As of March 31, 2010, our portfolio consisted of approximately $6.8 billion in market value of agency RMBS with a weighted average initial fixed-interest rate period of 44 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

(1)	Includes unsettled purchases and forward commitments to purchase

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

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac has generally decreased price stability of agency securities. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of mortgage-backed securities, significant equity infusions into banks and aggressive monetary policy.

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced, and have or will reduce the yield and our book value in the months of repayment. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

Significant remaining questions exist as to what the ultimate future of the agencies will be and the timing and manner in which the Treasury will resell the MBS it purchased. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

Interest Rates

The overall credit market deterioration which began in 2007, followed by the recession in the United States, has also affected prevailing interest rates, which at times were unusually volatile in 2007 and 2008. Beginning in September 2007, the U.S. Federal Reserve lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% by October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate, “LIBOR”, have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates may experience unusual volatility, which would likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, the 30-day LIBOR, has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, starting in July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have often been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although in mid-2009 this difference returned to more normal levels, any excess volatility in these rates or divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities and the yields which those new securities may add to our portfolio. The Freddie Mac and Fannie Mae programs to buyback delinquent mortgages has caused and may cause unpredictable prepayments. The effect of the Freddie Mac buyback is shown in the marked increase in the repayment rate for the quarter ended March 31, 2010. The following table shows the average principal repayment rate for each quarter since our commencement of operations:

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Capital Raising Activity

From time to time, we may raise additional capital to take advantage of investing and hedging opportunities, provide permanent funding, provide additional liquidity, or other activities that our Board of Directors may deem appropriate. On October 9, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent and/or principal. During the three months ended March 31, 2010, we issued 265,000 shares of common stock at an average price of $27.12 per share under our CEO Program. We believe that having a diverse range of capital sources is important for long-term stability and growth, and we may raise more capital in future periods, subject to market conditions and investing opportunities.

Book Value per Share

As of March 31, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $25.48, a decrease of $0.26, or 1.01%, from $25.74 at December 31, 2009. Declining U.S. Treasury securities rates, U.S. government actions, particularly the large-scale purchasing of agency securities, and decreasing turmoil in the financial markets increased values on our securities to historically high levels. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, generally help mitigate changes in our book value. Generally, the value of our interest rate swaps moves in the opposite direction of the value of our agency securities, as was the case in the first quarter of 2010. However, for much of the first nine months of 2009, our swap values remained fairly level, or strengthened along with the value of our agency securities. The following table shows the components of our book value at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20
December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35
September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69
June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96
March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57
December 31, 2007	$18.79	0.15	0.82	—	$19.76

Investments

Agency Securities

As of March 31, 2010 and December 31, 2009, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.55 and 101.52, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2010 and December 31, 2009, we had approximately $100.1 million and $101.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2010, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	37.4%	$2,412,312	5.15%	$101.43	$2,446,807	$104.75	$2,526,951
37-60	49.4%	3,202,938	4.47%	$101.63	3,255,158	$104.21	3,337,871
61-84	13.0%	839,819	4.79%	$101.56	852,911	$104.78	879,994
85-120	0.2%	13,588	4.39%	$101.94	13,851	$103.23	14,027

Total MBS	100.0%	$6,468,657	4.76%	$101.55	$6,568,727	$104.49	$6,758,843

As of December 31, 2009, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	27.0%	$1,806,515	5.23%	$101.44	$1,832,477	$104.84	$1,893,992
37-60	53.2%	3,573,897	4.63%	$101.58	3,630,320	$104.02	3,717,454
61-84	19.6%	1,307,937	5.00%	$101.46	1,327,045	$104.52	1,367,106
85-120	0.2%	13,953	4.38%	$101.95	14,226	$101.90	14,219

Total MBS	100.0%	$6,702,302	4.86%	$101.52	$6,804,068	$104.33	$6,992,771

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$4,911,048	72.7%	$4,976,790	71.2%
Freddie Mac Certificates	1,847,795	27.3%	2,015,981	28.8%

Total MBS	$6,758,843		$6,992,771

As of March 31, 2010 and December 31, 2009, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 44 months, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury, (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase (or decrease) during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on changes to the interest rates on our agency securities is generally 5% at the first reset date, and 2% per year at each successive annual reset date. The average lifetime cap on changes to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2010 and December 31, 2009, we had 23 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at March 31, 2010 and December 31, 2009 of $6.1 billion and $6.3 billion, respectively. As part of our risk management strategy, we continue to seek additional new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive.

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

As of March 31, 2010, we had entered into 32 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $3.1 billion of borrowings under our repurchase agreements. We also currently have five longer-term repurchase agreements, totaling $400.0 million, as a means of hedging our interest rate exposure. We intend to continue to add interest rate hedge positions according to our hedging strategy.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)
	March 31, 2010	March 31,2009

Balance Sheet Data
Total Assets	$7,224,131	$6,544,020
Long Term Repurchase Agreements	$6,102,661	$5,250,382

Statement of Income Data
Interest income	$69,218	$67,835
Interest Expense	(23,440)	(25,996)

Net Interest Income	45,778	41,839

Gain on sale of mortgage-backed securities	1,044	—

Operating Expenses	(3,088)	(3,031)

Net Income	$43,734	$38,808

Earnings per share – common stock, basic and diluted	$1.21	$1.07

Weighted average shares outstanding	36,242	36,190

Cash dividends declared per common share	$1.20	$1.05

Key Portfolio Statistics
Average MBS (1)	$6,733,004	$5,524,133
Average Repurchase Agreements (2)	$6,222,923	$4,985,718
Average Equity (3)	$941,919	$785,979
Average Portfolio Yield (4)	4.10%	4.90%

Average Cost of Funds (5)	1.51%	2.09%
Interest Rate Spread (6)	2.59%	2.81%
Return on Average Equity (7)	18.57%	19.75%
Average Annual Portfolio Repayment Rate (8)	36.04%	12.36%
Debt to Equity (at period end) (9)	6.6:1	6.5:1
Debt to Additional Paid in Capital at period end) (10)	7.8:1	6.8:1

*	Average numbers for each period are weighted based on days on the our books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that quarter.
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

Results of Operations

Three months ended March 31, 2010 and 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended March 31, 2010 was $69.2 million, as compared to $67.8 million for the quarter ended March 31, 2009. This increase was primarily driven by having a larger investment portfolio. Our average earning assets grew from $5.5 billion for the first quarter of 2009 to $6.7 billion for the first quarter of 2010. Our annualized yield of average assets was 4.10% and 4.90%, respectively, for the quarters ended March 31, 2010 and 2009. This decrease reflects the decline of overall mortgage rates on new securities purchased throughout the period plus an increase in our prepayment rate. These factors combined to generally offset the income generated by a larger portfolio.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended March 31, 2010 was 36.04%, which was a significant increase from the three months ended March 31, 2009 rate of 12.36%. A variety of factors combined to this increase, lead by the Freddie Mac delinquent loan buyback program. Overall, our rate of prepayments has trended higher in the last year due to low mortgage rates and government programs to encourage housing finance along with the overall seasoning of our MBS portfolio. It is difficult to estimate repayment speeds for future periods, especially in the current economic environment. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets have inhibited, and may continue to inhibit, the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. government has been significantly active in the mortgage market in an attempt to promote national housing market stability and economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings. One of the ways that we try to mitigate the risk of high repayment speeds on our assets is to keep the price of our portfolio as close to par as possible, as changes in repayment speeds have a lesser affect on income than a higher price portfolio. At March 31, 2010, our portfolio had an average dollar price of $101.55 per $100 of face value.

Our interest expense for the quarter ended March 31, 2010 was $23.4 million as compared to $26.0 million for the quarter ended March 31, 2009. Our average borrowings increased from $5.0 billion for the quarter ended

March 31, 2009 to $6.2 billion for the quarter ended March 31, 2010, due to the increase in portfolio size. Despite this increase in borrowings, our expense dropped due to decreasing short-term interest rates which are associated with funding our portfolio. Our annualized average cost of funds, including hedges, was 1.51% for the quarter ended March 31, 2010, as compared to 2.09% for the quarter ended March 31, 2009.

Our net interest income for the quarter ended March 31, 2010 was $45.8 million, and our net interest margin, or “spread”, was 2.59%. For the quarter ended March 31, 2009 our net interest income was $41.8 million and our spread was 2.81%. This decrease in our spread was largely due to faster prepayments, especially the Freddie Mac buybacks, and a lower coupon portfolio. This was offset somewhat by a lower cost of funds of 58 basis points for the quarter as compared to a year ago. While the dollar figure is more influenced by the size or our portfolio and overall interest rate levels, our spread is the more important indicator of our performance. During the quarter ended March 31, 2010, we repositioned our agency securities portfolio slightly. We sold approximately $29.1 million of agency securities and realized a gain on the sale agency securities of $1.0 million during the quarter. Our total expenses for the quarter ended March 31, 2010 and 2009 were $3.1 million and $3.0 million, respectively. This equates to an annualized expense ratio of 131 and 154 basis points, respectively, of average equity. While we held expenses basically constant, the increase in our average equity, which was due to higher securities prices, decreased the ratio as compared to a year ago.

Our net income for the quarter ended March 31, 2010 was $43.7 million or $1.21 per diluted share. This represents an annualized return on average equity of 18.57% for the period. For the quarter ended March 31, 2009, our net income was $38.8 million or $1.07 per diluted share, and the annualized return on average equity was 19.75%. While many factors affect these numbers, the increase in the per share earnings was due to a larger portfolio, and the decrease in return on equity is indicative of the larger equity which is driven by the increase in the value of our agency securities. Our leverage, which can significantly affect our earnings, during the quarter averaged around 6.6:1, as compared to 6.5:1 during the same quarter in 2009. We have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	March 31, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,702,661	0.25%	$944	$5,703,605
30 days to 3 months	100,000	2.85%	406	100,406
3 months to 36 months	300,000	3.06%	9,281	309,281

	$6,102,661	0.43%	$10,631	$6,113,292

	December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,013

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2010. These agreements were for a total notional amount of $3.1 billion, had an average rate of 2.65% and average term of 28 months.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At March 31, 2010 we had uncommitted repurchase facilities with 23 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 19 of these counterparties.

Under the terms of our Sales Agreement for our CEO Program, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or to or through a market maker other than on an exchange. Under the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal sales and trading practices to sell the shares of common stock as directed by us. The compensation payable to for sales of shares of common stock pursuant to the Sales Agreement will be up to 2% of the gross sales price per share for any shares sold under the Sales Agreement.

During the three months ended March 31, 2010, we issued 265,000 shares of common stock in at-the-market transactions at an average price of $27.12 per share, raising net proceeds, after sales commissions and fees, of approximately $6,878,000. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of March 31, 2010 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$622,014	$27,434	10.0%
Citigroup Global Markets Inc.	482,745	32,604	7.9%
South Street Securities LLC	476,759	19,768	7.8%
Deutsche Bank Securities Inc.	462,488	30,176	7.6%
Barclays Capital Inc.	418,331	22,297	6.9%
BNP Paribas Securities Corp	413,920	21,001	6.8%
Cantor Fitzgerald & Co.	370,413	21,603	6.1%
Nomura Securities International, Inc.	338,704	22,283	5.6%
Credit Suisse Securities (USA) LLC	327,758	23,017	5.4%
Mitsubishi UFJ Securities (USA), Inc.	318,232	19,484	5.2%
Mizuho	307,989	12,023	5.0%
Morgan Stanley & Co. Incorporated	296,885	15,701	4.9%
ING Financial Markets LLC	285,711	16,884	4.7%
MF Global Inc.	243,109	13,341	4.0%
Jefferies & Company, Inc.	232,915	12,375	3.8%
Daiwa Securities America Inc.	162,064	10,768	2.7%
Greenwich Capital Markets, Inc.	144,947	7,815	2.4%
LBBW Securities LLC	130,477	8,370	2.1%
Goldman, Sachs & Co	67,200	4,153	1.1%

Total	$6,102,661	$341,097	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009 (dollar amounts in thousands):

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Percent of Total Amount Outstanding
Bank of America Securities, LLC	$574,883	$31,498	9.0%
South Street Securities LLC	532,649	19,300	8.4%
Deutsche Bank Securities Inc.	519,049	34,093	8.2%
Citigroup Global Markets Inc.	494,489	36,750	7.8%
Barclays Capital Inc.	461,410	23,792	7.3%
BNP Paribas Securities Corp	449,606	21,307	7.1%

Credit Suisse Securities (USA) LLC	428,374	27,081	6.7%
Cantor Fitzgerald & Co.	409,819	23,034	6.5%
Mizuho	354,850	10,554	5.6%
Mitsubishi UFJ Securities (USA), Inc.	344,460	17,210	5.4%
Morgan Stanley & Co. Incorporated	315,350	15,808	5.0%
MF Global Inc.	291,655	16,914	4.6%
Jefferies & Company, Inc.	241,771	13,482	3.8%
Greenwich Capital Markets, Inc.	217,938	11,869	3.4%
ING Financial Markets LLC	206,176	12,723	3.2%
Daiwa Securities America Inc.	194,899	12,970	3.1%
Nomura Securities International, Inc.	165,425	8,364	2.6%
LBBW Securities LLC	143,715	8,960	2.3%

Total	$6,346,518	$345,709	100.0%

(1)	The amount at risk is equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of March 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.78% (weighted by borrowing amount). As of December 31, 2009, our weighted average haircut was 4.80%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

As of March 31, 2010, the weighted average haircut under our repurchase facilities was approximately 4.78%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.6:1.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our common equity offerings, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, to pay fees under our management agreement, to fund our distributions to shareholders and for general corporate expenses.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At March 31, 2010 and December 31, 2009, our total borrowings were approximately $6.1 billion and $6.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.6:1 and 6.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of March 31, 2010, we had entered into 32 interest rate swap agreements designed to mitigate the effects of increases in interest rates under $3.1 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(3.26)%	(1.28)%
+ 0.50%	(0.75)%	(0.38)%
- 0.50%	(1.55)%	0.02%
- 1.00%	(6.720)%	(0.36)%

December 31, 2009

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.03)%	(1.47)%
+0.50%	(1.8)%	(0.50)%
-0.50%	(1.29)%	0.02%
-1.00%	(3.96)%	(0.21)%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at March 31, 2010 and December 31, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

•	monitoring and managing, on an aggregate basis, our liquidity and leverage to maintain tolerance for market value changes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 19, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Form of Stock Certificate *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: April 30, 2010	BY:	/S/ KENNETH A. STEELE
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