Form 10-Q
period 2010-06-30
Hatteras Financial Corp
filed 2010-08-02
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock ($0.001 par value)	37,477,070

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited)
	June 30, 2010	December 31, 2009
Assets
Mortgage-backed securities, at fair value (including pledged assets of $6,304,729 and $6,660,330 at June 30, 2010 and December 31, 2009, respectively)	$6,791,701	$6,992,771
Cash and cash equivalents	89,955	225,828
Restricted cash	95,014	61,361
Unsettled purchased mortgage-backed securities, at fair value	46,865	46,216
Accrued interest receivable	31,505	35,560
Principal payments receivable	41,809	35,917
Debt security, held to maturity, at cost	10,000	10,000
Interest rate hedge asset	—	7,851
Other assets	13,614	898

Total assets	$7,120,463	$7,416,402

Liabilities and shareholders’ equity
Repurchase agreements	$5,982,998	$6,346,518
Payable for unsettled securities	46,461	46,453
Accrued interest payable	2,494	2,969
Interest rate hedge liability	80,588	43,446
Dividend payable	41,127	43,440
Accounts payable and other liabilities	1,176	1,863

Total liabilities	6,154,844	6,484,689

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 37,388 and 36,200 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	37	36
Additional paid-in capital	803,894	770,232
Retained earnings	4,376	8,722
Accumulated other comprehensive income	157,312	152,723

Total shareholders’ equity	965,619	931,713

Total liabilities and shareholders’ equity	$7,120,463	$7,416,402

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Interest income:
Interest income on mortgage-backed securities	$63,441	$69,736	$132,382	$137,391
Interest income on short-term cash investments	298	70	575	250

Interest income	63,739	69,806	132,957	137,641
Interest expense	23,677	23,301	47,117	49,297

Net interest income	40,062	46,505	85,840	88,344

Other income:
Gain on sale of mortgage-backed securities	—	—	1,044	—
Operating expenses:
Management fee	2,196	2,166	4,379	4,327
Share based compensation	347	321	690	632
General and administrative	707	522	1,269	1,080

Total operating expenses	3,250	3,009	6,338	6,039

Net income	$36,812	$43,496	$80,546	$82,305

Earnings per share - common stock, basic	$1.01	$1.20	$2.21	$2.27

Earnings per share - common stock, diluted	$1.01	$1.20	$2.21	$2.27

Dividends per share	$1.10	$1.10	$2.30	$2.15

Weighted average shares outstanding	36,609	36,193	36,427	36,192

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2010

(Unaudited)

(Dollars in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2009	36,200	$36	$770,232	$8,722	$152,723	$931,713
Issuance of restricted stock	7	—	—	—	—	—
Issuance of common stock	1,181	1	32,972	—	—	32,973
Share based compensation expense	—	—	690	—	—	690
Dividends declared on common stock	—	—	—	(84,892)	—	(84,892)
Comprehensive income:
Net income	—	—	—	80,546	—	80,546
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	40,794	40,794
Net unrealized loss on derivative instruments	—	—	—	—	(36,205)	(36,205)

Comprehensive income						85,135

Balance at June 30, 2010	37,388	$37	$803,894	$4,376	$157,312	$965,619

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Operating activities
Net income	$80,546	$82,305
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	20,534	7,778
Amortization related to interest rate swap agreements	110	78
Share based compensation expense	690	632
Hedge ineffectiveness	261	(179)
Gain on sale of mortgage-backed securities	(1,044)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	4,055	(5,949)
Increase in other assets	(4,299)	(535)
Decrease in accrued interest payable	(475)	(5,774)
Decrease in accounts payable and other liabilities	(687)	(247)

Net cash provided by operating activities	99,691	78,109

Investing activities
Purchases of mortgage-backed securities	(1,137,688)	(1,525,501)
Principal repayments of mortgage-backed securities	1,323,000	475,692
Sale of mortgage-backed securities	30,529	—

Net cash provided by (used in) investing activities	215,841	(1,049,809)

Financing activities
Issuance of common stock, net of cost of issuance	32,974	(132)
Cash dividends paid	(87,206)	(64,778)
(Increase) decrease in restricted cash	(33,653)	8,632
Proceeds from repurchase agreements	35,332,262	29,687,560
Principal repayments on repurchase agreements	(35,695,782)	(28,710,141)

Net cash (used in) provided by financing activities	(451,405)	921,141
Net decrease in cash and cash equivalents	(135,873)	(50,559)
Cash and cash equivalents, beginning of period	225,828	143,717

Cash and cash equivalents, end of period	$89,955	$93,158

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$47,593	$55,071

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$850,634	$477,770

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

June 30, 2010

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as Ginnie Mae, Fannie Mae and Freddie Mac (“agency MBS”). The Company is externally managed by Atlantic Capital Advisors, LLC.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of mortgage-backed securities (“MBS”) and derivative instruments.

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

The Company is engaged in various trading and brokerage activities including derivative interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See Note 7 for additional information on interest rate swap agreements.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments. See Note 4 for discussion of the fair value of MBS securities and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced securities (“TBA” securities) are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

June 30, 2010

(Dollars in thousands except per share amounts)

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $347 and $321 for the three months ended June 30, 2010 and 2009, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $690 and $632 for the six months ended June 30, 2010 and 2009, respectively.

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

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

The fair values of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	June 30, 2010
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage backed securities	$—	$6,791,701	$—	$6,791,701
Unsettled purchased mortgage backed securities	—	46,865	—	46,865
Forward purchase commitments		8,528		8,528

Total	$—	$6,847,094	$—	$6,847,094

Liabilities
Interest rate hedges	$—	$80,588	$—	$80,588

Total	$—	$80,588	$—	$80,588

The carrying values and approximate fair values of all financial instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$6,791,701	$6,791,701	$6,992,771	$6,992,771
Unsettled purchased mortgage backed securities	46,865	46,865	46,216	46,216
Cash and cash equivalents	89,955	89,955	225,828	225,828
Restricted cash	95,014	95,014	61,361	61,361
Accrued interest receivable	31,505	31,505	35,560	35,560
Debt security	10,000	10,000	10,000	10,000
Forward purchase commitments	8,528	8,528	—	—
Interest rate hedge asset	—	—	7,851	7,851
Liabilities
Repurchase agreements	$5,982,998	$5,982,998	$6,346,518	$6,346,518
Payable for unsettled securities	46,461	46,461	46,453	46,453
Accrued interest payable	2,494	2,494	2,969	2,969
Interest rate hedge liability	80,588	80,588	43,446	43,446

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The estimated fair values of MBS are determined by management from three separate and independent sources and averaging these valuations. If the fair value of a security is not available from a dealer or third-party pricing service, or such data appear unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

market factors. At June 30, 2010, all of the Company’s MBS values were based on third-party sources. The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at June 30, 2010.

	MBS Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,664,714	$159,992	$4,824,706
Freddie Mac Certificates	1,898,131	68,864	1,966,995

Total MBS	$6,562,845	$228,856	$6,791,701

The following table presents certain information about the Company’s MBS at December 31, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,850,341	$(1,290)	$127,739	$4,976,790
Freddie Mac Certificates	1,953,727	—	62,254	2,015,981

Total MBS	$6,804,068	$(1,290)	$189,993	$6,992,771

The components of the carrying value of available-for-sale MBS at June 30, 2010 and December 31, 2009 are presented below.

	June 30, 2010	December 31, 2009
Principal balance	$6,460,721	$6,702,302
Unamortized premium	102,141	101,789
Unamortized discount	(17)	(23)
Gross unrealized gains	228,856	189,993
Gross unrealized losses	—	(1,290)

Carrying value/estimated fair value	$6,791,701	$6,992,771

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis. At June 30, 2010 the Company did not have any MBS securities in a loss position. At December 31, 2009, the Company had the following securities in a loss position:

	Less than 12 months as of December 31, 2009
	Fair Market Value	Unrealized Loss

Fannie Mae Certificates	$313,882	$(1,290)
Freddie Mac Certificates	—	—

Total temporarily impaired securities	$313,882	$(1,290)

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

The Company did not make the decision to sell these securities as of December 31, 2009, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Coupon interest on MBS	$74,761	$74,556	$152,915	$145,169
Net premium amortization	(11,320)	(4,820)	(20,533)	(7,778)

Interest income on MBS, net	$63,441	$69,736	$132,382	$137,391

The contractual maturity of the Company’s MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 36 Months	$2,828,926	41.7%	4.99%	$1,893,993	27.1%	5.23%
37 - 60 Months	3,533,326	52.0%	4.28%	3,717,454	53.2%	4.63%
61 - 84 Months	389,235	5.7%	4.15%	1,367,106	19.6%	5.00%
85 - 120 Months	40,214	0.6%	4.05%	14,219	0.2%	4.38%

Total MBS	$6,791,701	100.0%	4.56%	$6,992,771	100.0%	4.86%

The Company may from time to time enter into forward commitments to purchase TBA securities. The fair value of these forward purchase commitments are generally recorded as derivative assets or liabilities until the time of settlement. Forward commitments to purchase TBA securities are valued using the same method to value MBS described above. The following table shows the Company’s commitment to acquire TBA securities at June 30, 2010.

Face	Cost	Fair Market Value	Due to Brokers (1)

$785,000	$804,173	$812,701	$804,173

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

The amounts shown above are in addition to the unsettled purchased mortgage-backed securities shown on the balance sheet.

5. Debt Security, Held to Maturity

During 2009, the Company acquired a $10,000 debt security from a repurchase lending counterparty. The security is AAA-rated by Standard and Poors, Inc. and matures December 15, 2010. It bears interest at the rate of 10% per

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

annum, payable monthly, and is callable by the issuer at par. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other AAA rated securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At June 30, 2010 and December 31, 2009, the Company had repurchase agreements in place in the amount of $5,982,998 and $6,346,518, respectively, to finance MBS purchases. At June 30, 2010 and December 31, 2009, the average interest rate on these borrowings was 0.42% and 0.41%, respectively. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are similar to LIBOR. At June 30, 2010 and December 31, 2009, the Company had repurchase agreements outstanding with 20 and 18 counterparties, respectively, with a weighted average contractual maturity of 1.2 months and 1.6 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30, 2010		December 31, 2009
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$5,682,998	0.28%	$5,946,518	0.24%
30 days to 3 months	—	—	—	—
3 months to 36 months	300,000	3.06%	400,000	3.01%

	$5,982,998	0.42%	$6,346,518	0.41%

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2010 and 2009, these effective hedge gain (loss) totaled ($49,125) and $11,294, respectively. During the six months ended June 30, 2010 and 2009, these effective hedge losses totaled ($78,559) and ($324), respectively. Ineffective gains (losses) are recorded on a current basis in earnings and for the three months ended June 30, 2010 and 2009, the Company recorded ($48) and $203, respectively. For the six months ending June 30, 2010 and 2009 the Company recorded ($261) and $179, respectively, of hedge ineffectiveness gains (losses) in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $54,714 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 25 months.

Maturity	Notional Amount	Weighted Average Remaining Term in Months	Fixed Interest Rate in Contract
12 months or less	$1,000,000	7	3.34%
Over 12 months to 24 months	300,000	16	3.45%
Over 24 months to 36 months	700,000	30	1.86%
Over 36 months to 48 months	900,000	43	2.23%
Over 48 months to 60 months	500,000	53	2.36%

Total	$3,400,000	29	2.61%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2010		As of December 31, 2009		As of June 30, 2010		As of December 31, 2009
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate hedge	Interest rate	$—	Interest rate	$7,851	Interest rate	$80,588	Interest rate	$43,446
	hedge asset		hedge asset		hedge liability		hedge liability

Forward purchase commitment	Other	$8,528	—	$—	—	$—	—	$—
	assets

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$49,125	Interest Expense	$16,959	Interest Expense	$48

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2009.

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$11,294	Interest Expense	$12,439	Interest Expense	$203

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$78,559	Interest Expense	$33,826	Interest Expense	$261

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

	June 30, 2010	December 31,2009
Beginning balance	$(35,742)	$(62,496)
Unrealized gain (loss) on interest rate swaps	(78,559)	(26,256)
Reclassification of net losses included in income statement	33,826	53,010

Ending balance	$(80,475)	$(35,742)

During the six months ended June 30, 2010, the Company entered into forward commitments to purchase TBA agency securities that were accounted for as derivatives. These forward contracts were designated as all-in-one cash flow hedges pursuant to ASC Topic 815. The fair value of the forward commitment of $8,528 is reported in other assets, with a corresponding unrealized gain recognized in other comprehensive income. On the date of physical settlement, unrealized gains or losses will be reclassified to OCI for available-for-sale securities.

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

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $80,588. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2010. At June 30, 2010 the Company was in compliance with these requirements.

8. Capital Stock

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or though a market maker other than on an exchange. For the three months ended June 30, 2010, the Company issued 916 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $26,095. For the six months ended June 30, 2010, the Company issued 1,181 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $32,973. The Company incurs legal, accounting and other fees associated with the issuance of shares under this program. The total amount charged to additional paid in capital in connection with the issuance of these shares was $508 and $817, respectively, for the three and six months ended June 30, 2010. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic earnings per share:
Net income	$36,812	$43,496	$80,546	$82,305

Weighted average shares	36,609	36,193	36,427	36,192

Basic earnings per share	$1.01	$1.20	$2.21	$2.27

Diluted earnings per share:
Net income	$36,812	$43,496	$80,546	$82,305

Weighted average shares	36,609	36,193	36,427	36,192
Potential dilutive shares from exercise of stock options	21	18	20	18

Diluted weighted average shares	36,630	36,211	36,447	36,210

Diluted earnings per share	$1.01	$1.20	$2.21	$2.27

10. Transactions with Related Parties

Management Fees

The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”) pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors which includes four independent directors. The Management Agreement expires on November 5, 2010 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

in no or a capped termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and overhead expenses (such as rent, utilities, furniture and equipment, bookkeeping and other back office expenses).

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended June 30, 2010 and 2009, the Company incurred $2,195 and $2,166 in management fees, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred $4,379 and $4,327 in management fees, respectively At June 30, 2010 and December 31, 2009, the Company owed ACA $720 and $730, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	June 30, 2010	December 30, 2009
Unrealized gain on securities, net	$228,856	$188,703
Unrealized gain (loss) on unsettled securities	404	(238)
Unrealized loss on derivative instruments	(71,947)	(35,742)

Accumulated other comprehensive income	$157,312	$152,723

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income for the three and six months ended June 30, 2010 and 2009 consists of the following components:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Income	$36,812	$43,496	$80,546	$82,305
Unrealized gain on securities	38,881	33,938	40,794	101,210
Unrealized loss on derivative instruments	(24,824)	23,733	(36,205)	22,723

Comprehensive income	$50,869	$101,167	$85,135	$206,238

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

June 30, 2010

(Dollars in thousands except per share amounts)

12. Subsequent Events

On July 8, 2010, the compensation and governance committee of the board of directors of the Company approved the grant of an aggregate of 88,807 shares of time-based restricted stock to its executive officers under the Company’s 2007 Equity Incentive Plan. The shares are scheduled to vest ratably on an annual basis over a five-year period. All of the awards are issued and outstanding as of the grant date and the awardee is entitled to receive dividends as declared and paid on the shares and to vote the shares from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,”“our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “RMBS” refers to residential mortgage-backed securities; “agency RMBS” and “agency securities” refer to our RMBS that are issued or guaranteed by a U.S. Government sponsored entity, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “hybrids” and “hybrid ARMs” refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and “ARMs” refers to hybrids after the fixed rate period expires and adjustable-rate mortgage loans which typically at all times have interest rates that adjust annually to an increment over a specified interest rate index.

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

Since our formation, virtually all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by ARMs and hybrid ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. As of June 30, 2010, our portfolio consisted of approximately $6.8 billion in market value of agency RMBS with a weighted average initial fixed-interest rate period of 44 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since the beginning of operations on November 5, 2007:

(in thousands except per share amounts)

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71
December 31, 2007	$1,619,290	$1,475,512	$165,356	8,368	$19.76	$0.15

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

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of four months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent. As a consequence of these actions, the yield on our RMBS decreased during the period of buybacks as we own our securities at a premium to par.

Significant remaining questions exist as to what the ultimate future of the agencies will be and the timing and manner in which the Treasury will resell the RMBS it purchased. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

Interest Rates

The overall credit market deterioration which began in 2007, followed by the recession in the United States, has also affected prevailing interest rates, which at times were unusually volatile in 2007 and 2008. Beginning in September 2007, the U.S. Federal Reserve lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% by October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates may experience unusual volatility, which would likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

	30-Day LIBOR	Federal Funds
June 30, 2010	0.35%	0.25%
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main factor that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities and the yields which those new securities may add to our portfolio. The Freddie Mac and Fannie Mae programs to buyback delinquent mortgages have caused and may continue to cause unpredictable prepayments. The effect of these programs is shown in the marked increase in the repayment rate for the first two quarters of 2010. The following table shows the average principal repayment rate for each quarter since our commencement of operations:

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Capital Raising Activity

From time to time, we may raise additional capital to take advantage of investing and hedging opportunities, provide permanent funding, provide additional liquidity, or other activities that our Board of Directors may deem appropriate. On October 9, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent and/or principal. During the three months ended June 30, 2010, we issued 916,500 shares of common stock at an average price of $29.03 per share under our CEO Program. We believe that having a diverse range of capital sources is important for long-term stability and growth, and we may raise more capital in future periods, subject to market conditions and investing opportunities.

Book Value per Share

As of June 30, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $25.83, an increase of $0.09 from $25.74 at December 31, 2009. Declining U.S. Treasury securities rates, U.S. government actions, particularly the large-scale purchasing of agency securities, and stable financial markets have increased values on our securities to historically high levels. Offsetting this increase in RMBS values, the value of our interest rate swaps fell by a nearly equal amount as we increased our total position and the long term outlook for interest rates decreased. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, generally help mitigate changes in our book value. Generally, the value of our interest rate swaps moves in the opposite direction of the value of our agency securities, as was the case in the first six months of 2010. The following table shows the components of our book value at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on RMBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20
December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35
September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69
June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96
March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57
December 31, 2007	$18.79	0.15	0.82	—	$19.76

Investments

Agency Securities

As of June 30, 2010 and December 31, 2009, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.58 and 101.52, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2010 and December 31, 2009, we had approximately $102.1 million and $101.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2010, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	41.7%	$2,683,566	4.99%	$101.40	$2,721,093	$105.42	$2,828,926
37-60	52.0%	3,365,856	4.28%	$101.72	3,423,655	$104.98	3,533,326
61-84	5.7%	372,652	4.15%	$101.67	378,883	$104.45	389,235
85-120	0.6%	38,647	4.05%	$101.46	39,213	$104.05	40,214

Total MBS	100.0%	$6,460,721	4.56%	$101.58	$6,562,845	$105.12	$6,791,701

As of December 31, 2009, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	WeightedAvg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-36	27.0%	$1,806,515	5.23%	$101.44	$1,832,477	$104.84	$1,893,992
37-60	53.2%	3,573,897	4.63%	$101.58	3,630,320	$104.02	3,717,454
61-84	19.6%	1,307,937	5.00%	$101.46	1,327,045	$104.52	1,367,106
85-120	0.2%	13,953	4.38%	$101.95	14,226	$101.90	14,219

Total MBS	100.0%	$6,702,302	4.86%	$101.52	$6,804,068	$104.33	$6,992,771

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$4,824,706	71.0%	$4,976,790	71.2%
Freddie Mac Certificates	1,966,995	29.0%	2,015,981	28.8%

Total MBS	$6,791,701		$6,992,771

As of June 30, 2010 and December 31, 2009, the hybrid ARM mortgage loans underlying our agency securities had fixed interest rates for an average period of approximately 45 months, after which time the interest rates reset and become adjustable. After the reset date, interest rates on our hybrid ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year Constant Maturity Treasury(“CMT”) rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase (or decrease) during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on changes to the interest rates on our agency securities is generally 5% at the first reset date, and 2% per year at each successive annual reset date. The average lifetime cap on changes to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2010 and December 31, 2009, we had 24 and 23 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at June 30, 2010 and December 31, 2009 of $6.0 billion and $6.3 billion, respectively. As part of our risk management strategy, we continue to seek additional new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive.

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

As of June 30, 2010, we had entered into 34 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $3.4 billion of borrowings under our repurchase agreements. We also currently have four longer-term repurchase agreements, totaling $300.0 million, as a means of hedging our interest rate exposure.

Summary Financial Data

	Three months ended (unaudited)		Six months ended (unaudited)
(in thousands, except per share amounts)	June 30,2010	June 30,2009	June 30,2010	June 30,2009
Balance Sheet Data
Total Assets	$7,120,463	$6,935,113	$7,120,463	$6,935,113
Long Term Repurchase Agreements	$5,982,998	$5,496,854	$5,982,998	$5,496,854
Statement of Income Data
Interest income	$63,739	$69,806	$132,957	$137,641
Interest Expense	(23,677)	(23,301)	(47,117)	(49,297)

Net Interest Income	40,062	46,505	85,840	88,344
Gain on sale of mortgage-backed securities	—	—	1,044	—
Operating Expenses	(3,250)	(3,009)	(6,338)	(6,039)

Net Income	$36,812	$43,496	$80,546	$82,305

Earnings per share -common stock, basic and diluted	$1.01	$1.20	$2.21	$2.27
Weighted average shares outstanding	36,609	36,193	36,427	36,192
Cash dividends declared per common share	$1.10	$1.10	$2.30	$2.15

Key Portfolio Statistics*
Average RMBS (1)	$6,591,086	$5,917,582	$6,661,653	$5,721,944
Average Repurchase Agreements (2)	$6,092,328	$5,359,086	$6,157,265	$5,173,433
Average Equity (3)	$942,018	$847,728	$941,969	$817,024
Average Portfolio Yield (4)	3.85%	4.71%	3.97%	4.80%
Average Cost of Funds (5)	1.55%	1.74%	1.53%	1.91%
Interest Rate Spread (6)	2.30%	2.97%	2.44%	2.89%
Return on Average Equity (7)	15.63%	20.96%	17.10%	20.37%
Average Annual Portfolio Repayment Rate (8)	45.08%	20.93%	40.52%	16.79%
Debt to Equity (at period end) (9)	6.2:1	6.4:1	6.2:1	6.4:1
Debt to Additional Paid in Capital (at period end) (1 0)	7.4:1	7.1:1	7.4:1	7.1:1

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in agency RMBS for the quarter was calculated by dividing the sum of our daily agency RMBS investments during the quarter by the number of days in that period.
(2)

Our daily average balance outstanding under our repurchase agreements for the period was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in that period.

(3)	Our daily average shareholders’ equity for the period was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in that period.
(4)	Our average portfolio yield for the period was calculated by dividing our net interest income by our average agency RMBS.
(5)	Our average cost of funds for the period was calculated by dividing our total interest expense (including hedges) by our average borrowings.

(6)	Our interest rate spread for the period was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity for the period was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the period (scheduled and unscheduled) by our average RMBS.
(9)	Our debt to equity ratio for the period was calculated by dividing the amount outstanding under our repurchase agreements by total shareholders’ equity.
(10)	Our debt to additional paid in capital ratio for the period was calculated by dividing the amount outstanding under our repurchase agreements by additional paid in capital.

Results of Operations

Three months ended June 30, 2010 and 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended June 30, 2010 was $63.7 million, as compared to $69.8 million for the quarter ended June 30, 2009. Several factors contributed to this decline, but the most significant item was the delinquent loan repurchase program initiated by Fannie Mae and Freddie Mac earlier in 2010. What appears at this time to be a largely one-time event significantly lowered our yield for several months. While the program began in March 2010 and will have some lingering effects in the third quarter of 2010 as well, from an earnings standpoint, we believe the direct impact of this program was largely a second quarter event. Although our average earning assets increased, growing from $5.9 billion for the second quarter of 2009 to $6.6 billion for the second quarter of 2010, our yield was meaningfully lower. Our annualized yield of average assets was 3.85% and 4.71%, respectively, for the quarters ended June 30, 2010 and 2009. This decrease reflects the decline of overall mortgage rates on new securities purchased throughout the last year plus an increase in our amortization expense due to the buyback programs discussed above. These factors combined to lower the total income generated by the larger portfolio.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended June 30, 2010 was 45.08%, which was more than double the rate from the three months ended June 30, 2009 rate of 20.93%. Again, while a variety of factors contributed to this increase, the primary factor was the Fannie Mae and Freddie Mac delinquent loan buybacks. Overall, our rate of prepayments has trended higher in the last year due to low mortgage rates and government programs to encourage housing finance along with the overall seasoning of our RMBS portfolio. It is difficult to estimate repayment speeds for future periods, especially in the current economic environment. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets have inhibited, and may continue to inhibit, the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. government has been significantly active in the mortgage market in an attempt to promote national housing market stability and economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings. One of the ways that we try to mitigate the risk of high repayment speeds on our assets is to keep the price of our portfolio as close to par as possible, as changes in repayment speeds have a lesser affect on income than a higher price portfolio. At June 30, 2010, our portfolio had an average dollar price of $101.58 per $100 of face value.

Our interest expense for the quarter ended June 30, 2010 was $23.7 million as compared to $23.3 million for the quarter ended June 30, 2009. Our average borrowings increased from $5.4 billion for the quarter ended June 30, 2009 to $6.1 billion for the quarter ended June 30, 2010, due to the increase in portfolio size. Despite this increase in borrowings, our total interest expense was essentially unchanged. This was due to decreases in both short-term and long-term interest rates and hedging costs which are associated with funding our portfolio. Our annualized average cost of funds, including hedges, was 1.55% for the quarter ended June 30, 2010, as compared to 1.74% for the quarter ended June 30, 2009.

Our net interest income for the quarter ended June 30, 2010 was $40.1 million, and our net interest margin, or “spread”, was 2.30%. For the quarter ended June 30, 2009 our net interest income was $46.5 million and our spread was 2.97%. This decrease in our spread was due to our decreased yield, as described above, mitigated somewhat by a lower cost of funds, as compared to a year ago. While the dollar figure is more influenced by the size or our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

Our total operating expenses for the quarter ended June 30, 2010 and 2009 were $3.3 million and $3.0 million, respectively. This equates to an annualized expense ratio of 138 and 142 basis points, respectively, of average equity. While we held expenses basically constant, the increase in our average equity, which was due to higher securities prices, decreased the ratio as compared to a year ago.

Our net income for the quarter ended June 30, 2010 was $36.8 million or $1.01 per diluted share. This represents an annualized return on average equity of 15.63% for the period. For the quarter ended June 30, 2009, our net income was $43.5 million or $1.20 per diluted share, and the annualized return on average equity was 20.96%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to two factors. First, we had a lower yielding portfolio which resulted (1) directly from the Fannie Mae and Freddie Mac delinquent loan buybacks and an increasing in refinancing, and (2) indirectly from investing in increasingly lower coupon securities and the timing of those purchases. Second, as our equity per share has increased, due to higher security prices, mathematically our return on equity decreased. Our leverage, which can significantly affect our earnings, during the quarter ended June 30, 2010, averaged around 6.4:1. We have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

Six months ended June 30, 2010 and 2009

In general, most of the items influencing our operating results for the six month periods ended June 30, 2010 and 2009 were similar as the items affecting the quarterly results described above. For the six month period ended June 30, 2010 we had interest income of $133.0 million compared to $137.6 million for the same period in 2009. Our portfolio was significantly larger during this period, as we had average earning assets of $6.7 billion for the six months ended June 30, 2010 compared to $5.7 billion for the six months ended June 30, 2009. While the total RMBS at the end of each period was fairly similar, the average earning assets was lower in the first half of 2009 due to the time it took to invest the proceeds from our December 2008 equity raise. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 4.80% for the six months ended June 30, 2009 to 3.97% for the six months ended June 30, 2010. This was the result of buying lower coupon RMBS to replace repayments combined with an increase in the portfolio prepayment rate, which rose, on an annualized basis, from 16.79% for the first six months of 2009 to 40.52% for the same period in 2010. Low mortgage rates, which encourage refinancing, and the Fannie Mae and Freddie Mac delinquent loan repurchase program were the primary cause of the increase in our rate of repayment.

Our interest expense for the six months ended June 30, 2010 was $47.1 million as compared to $49.3 million for the six months ended June 30, 2009. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first half of 2010. Our average cost of funds, including hedges, fell from 1.91% for the six months ended June 30, 2009 to 1.53% for the same period in 2010.

Our net interest income for the six months ended June 30, 2010 was $85.8 million, and our spread was 2.44%. For the six months ended June 30, 2009, our net interest income was $88.3 million and our spread was 2.89%. We incurred expenses for the six months ended June 30, 2010 and 2009 of $6.3 million and $6.0 million, respectively.

We earned net income of $80.5 million or $2.21 per weighted average share for the six months ended June 30, 2010. For the six months ended June 30, 2009, we earned net income of $82.3 million or $2.27 per weighted average share.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	June 30, 2010
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,682,998	0.28%	$1,090	$5,684,088
30 days to 3 months	—	—	—	—
3 months to 36 months	300,000	3.06%	6,990	306,990

	$5,982,998	0.42%	$8,080	$5,991,078

	December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,014

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2010. These agreements were for a total notional amount of $3.4 billion, had a weighted average rate of 2.61% and a weighted average term of 29 months.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At June 30, 2010 we had uncommitted repurchase facilities with 24 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 20 of these counterparties.

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

During the three and six months ended June 30, 2010, we issued 916,500 and 1,181,500, respectively, shares of common stock in at-the-market transactions at an average price of $29.03 and $28.60 per share, respectively, raising net proceeds, after sales commissions and fees, of approximately $26.1 million and $33.0 million, respectively. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

Liquidity Sources—Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business. For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement. And while we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long term excess liquidity. Currently, we have not entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks.

As of June 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.69% (weighted by borrowing amount). As of December 31, 2009, our weighted average haircut was 4.80%. Declines in the value of our agency securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

If these conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of haircut, any of which could make it more difficult or costly for us to obtain financing.

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

As of June 30, 2010, the weighted average haircut under our repurchase facilities was approximately 4.69%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.2:1.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At June 30, 2010 and December 31, 2009, our total borrowings were approximately $6.0 billion and $6.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.2:1 and 6.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2010, we had entered into 34 interest rate swap agreements designed to mitigate the effects of increases in interest rates under $3.4 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(4.34)%	(0.43)%
+0.50%	(1.89)%	0.03%
-0.50%	(0.48)%	(0.02)%
-1.00%	(4.67)%	(0.62)%

December 31, 2009

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.03)%	(1.47)%
+0.50%	(1.8)%	(0.50)%
-0.50%	(1.29)%	0.02%
-1.00%	(3.96)%	(0.21)%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at June 30, 2010 and December 31, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, a hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 19, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Stock Certificate (2)

10.1	2010 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (4)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (4)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (4)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (4)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (4)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on April 22, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34030) filed with the SEC on May 6, 2010.
(4)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited balance sheet at December 31, 2009); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2010 and 2009; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2010; (iv) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements (Unaudited) for the quarter ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: August 2, 2010	BY:	/S/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Stock Certificate (2)

10.1	2010 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (4)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (4)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (4)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (4)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (4)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on April 22, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34030) filed with the SEC on May 6, 2010.
(4)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited balance sheet at December 31, 2009); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2010 and 2009; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2010; (iv) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements (Unaudited) for the quarter ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.