Form 10-Q
period 2010-09-30
Hatteras Financial Corp
filed 2010-11-03
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2010
Common Stock ($0.001 par value)	46,085,170

Item 1.	Financial Statements

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited) September 30, 2010	December 31, 2009
Assets
Mortgage-backed securities, at fair value (including pledged assets of $7,030,551 and $6,660,330 at September 30, 2010 and December 31, 2009, respectively)	$7,608,062	$6,992,771
Cash and cash equivalents	195,466	225,828
Restricted cash	123,414	61,361
Unsettled purchased mortgage-backed securities, at fair value	143,879	46,216
Accrued interest receivable	33,817	35,560
Principal payments receivable	49,186	35,917
Debt security, held to maturity, at cost	10,000	10,000
Interest rate hedge asset	69	7,851
Other assets	13,962	898

Total assets	$8,177,855	$7,416,402

Liabilities and shareholders’ equity
Repurchase agreements	$6,678,426	$6,346,518
Payable for unsettled securities	144,183	46,453
Accrued interest payable	2,494	2,969
Interest rate hedge liability	110,365	43,446
Dividend payable	50,694	43,440
Accounts payable and other liabilities	1,380	1,863

Total liabilities	6,987,542	6,484,689

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000 shares authorized, 46,085 and 36,200 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	46	36
Additional paid-in capital	1,042,752	770,232
Retained earnings	(3,087)	8,722
Accumulated other comprehensive income	150,602	152,723

Total shareholders’ equity	1,190,313	931,713

Total liabilities and shareholders’ equity	$8,177,855	$7,416,402

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Interest income:
Interest income on mortgage-backed securities	$63,701	$72,442	$196,083	$209,833
Interest income on short-term cash investments	323	230	898	480

Interest income	64,024	72,672	196,981	210,313
Interest expense	24,066	23,656	71,183	72,953

Net interest income	39,958	49,016	125,798	137,360

Other income:
Gain on sale of mortgage-backed securities	6,723	—	7,767	—
Operating expenses:
Management fee	2,321	2,172	6,700	6,499
Share based compensation	463	332	1,153	963
General and administrative	665	745	1,934	1,827

Total operating expenses	3,449	3,249	9,787	9,289

Net income	$43,232	$45,767	$123,778	$128,071

Earnings per share - common stock, basic	$1.12	$1.26	$3.33	$3.54

Earnings per share - common stock, diluted	$1.11	$1.26	$3.32	$3.54

Dividends per share	$1.10	$1.15	$3.40	$3.30

Weighted average shares outstanding	38,765	36,200	37,215	36,194

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2010

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income

	Common Stock
(Dollars in thousands)	Shares	Amount				Total
Balance at December 31, 2009	36,200	$36	$770,232	$8,722	$152,723	$931,713
Issuance of restricted stock	96	—	—	—	—	—
Issuance of common stock	9,789	10	271,367	—	—	271,377
Share based compensation expense	—	—	1,153	—	—	1,153
Dividends declared on common stock	—	—	—	(135,587)	—	(135,587)
Comprehensive income:
Net income	—	—	—	123,778	—	123,778
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	—	59,538	59,538
Net unrealized loss on derivative instruments	—	—	—	—	(61,659)	(61,659)

Comprehensive income						121,657

Balance at September 30, 2010	46,085	$46	$1,042,752	$(3,087)	$150,602	$1,190,313

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Operating activities
Net income	$123,778	$128,071
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	30,213	13,189
Amortization related to interest rate swap agreements	168	121
Share based compensation expense	1,153	963
Hedge ineffectiveness	300	(121)
Gain on sale of mortgage-backed securities	(7,767)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	1,743	(6,892)
Increase in other assets	(490)	(349)
Decrease in accrued interest payable	(475)	(5,762)
Decrease in accounts payable and other liabilities	(483)	(216)

Net cash provided by operating activities	148,140	129,004

Investing activities
Purchases of mortgage-backed securities	(2,812,829)	(2,304,202)
Purchase of note receivable	—	(10,000)
Principal repayments of mortgage-backed securities	1,889,571	823,900
Sale of mortgage-backed securities	331,857	—

Net cash used in investing activities	(591,401)	(1,490,302)

Financing activities
Issuance of common stock, net of cost of issuance	271,377	(132)
Cash dividends paid	(128,333)	(104,598)
(Increase) decrease in restricted cash	(62,053)	6,662
Proceeds from repurchase agreements	54,686,260	46,491,674
Principal repayments on repurchase agreements	(54,354,352)	(45,003,200)

Net cash provided by financing activities	412,899	1,390,406
Net (decrease) increase in cash and cash equivalents	(30,362)	29,108
Cash and cash equivalents, beginning of period	225,828	143,717

Cash and cash equivalents, end of period	$195,466	$172,825

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$71,658	$78,715

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$1,961,415	$567,252

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

September 30, 2010

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency MBS”). The Company is externally managed by Atlantic Capital Advisors, LLC.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of MBS and derivative instruments.

Since inception, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including derivative interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See Note 7 for additional information on interest rate swap agreements.

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximated their fair value due to the short maturities of these instruments. See Note 4 for discussion of the fair value of MBS and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from three separate and independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

September 30, 2010

(Dollars in thousands except per share amounts)

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $463 and $332 for the three months ended September 30, 2010 and 2009, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $1,153 and $963 for the nine months ended September 30, 2010 and 2009, respectively.

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

3. Financial Instruments

The Company’s valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The ASC Topic on Fair Value Measurements classifies these inputs into the following hierarchy:

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

The fair values of the Company’s MBS and interest rate hedges based on the level of inputs are summarized below:

	September 30, 2010
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	$—	$7,608,062	$—	$7,608,062
Unsettled purchased mortgage backed securities	—	143,879	—	143,879
Forward purchase commitments		12,742		12,742

Total	$—	$7,764,683	$—	$7,764,683

Liabilities
Interest rate hedge liabilities	$—	$110,296	$—	$110,296

Total	$—	$110,296	$—	$110,296

The carrying values and approximate fair values of all financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$7,608,062	$7,608,062	$6,992,771	$6,992,771
Unsettled purchased mortgage backed securities	143,879	143,879	46,216	46,216
Cash and cash equivalents	195,466	195,466	225,828	225,828
Restricted cash	123,414	123,414	61,361	61,361
Accrued interest receivable	33,817	33,817	35,560	35,560
Note receivable	10,000	10,000	10,000	10,000
Forward purchase commitments	12,742	12,742	—	—
Interest rate hedge asset	69	69	7,851	7,851
Liabilities
Repurchase agreements	$6,678,426	$6,678,426	$6,346,518	$6,346,518
Payable for unsettled securities	144,183	144,183	46,453	46,453
Accrued interest payable	2,494	2,494	2,969	2,969
Interest rate hedge liability	110,365	110,365	43,446	43,446

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

4. Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The fair values of the Company’s Agency MBS are generally determined by management by obtaining valuations for each agency security from three separate and independent sources and averaging the three valuations.

Traders at broker-dealers function as market makers for these securities and these brokers have the most complete view of the trading activity. Brokers do not receive compensation for providing pricing information to the Company. The prices received are non-binding offers to trade, but are indicative quotations of the market value of the Company’s securities as of the market close of the last day of each quarter. The brokers receive trading data from several traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company. Given the volume of market activity for Agency MBS, it is the Company’s belief that the broker pricing accurately reflects market information for actual, contemporaneous transactions based on the Company’s review and analysis of the quotes or prices from the independent sources. The Company’s analysis also includes an evaluation of the spread between the quotes or prices. The Company does not adjust quotes or prices it obtains from brokers and pricing services.

If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, the Company estimates the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2010, all of the Company’s Agency MBS values were based on third-party sources.

To validate the prices the Company obtains, to ensure the Company’s fair value determinations are consistent with ASC Topic on Fair Value Measurements and Disclosures, and to ensure that the Company properly classifies its assets and liabilities in the fair value hierarchy, the Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, coupon index, time to next reset and issuing agency, among other factors.

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at September 30, 2010.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$5,036,483	$(117)	$173,726	$5,210,092
Freddie Mac Certificates	2,323,272	—	74,698	2,397,970

Total MBS	$7,359,755	$(117)	$248,424	$7,608,062

The following table presents certain information about the Company’s MBS at December 31, 2009.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$4,850,341	$(1,290)	$127,739	$4,976,790
Freddie Mac Certificates	1,953,727	—	62,254	2,015,981

Total MBS	$6,804,068	$(1,290)	$189,993	$6,992,771

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

The components of the carrying value of available-for-sale MBS at September 30, 2010 and December 31, 2009 are presented below.

	September 30, 2010	December 31, 2009
Principal balance	$7,233,122	$6,702,302
Unamortized premium	126,647	101,789
Unamortized discount	(14)	(23)
Gross unrealized gains	248,424	189,993
Gross unrealized losses	(117)	(1,290)

Carrying value/estimated fair value	$7,608,062	$6,992,771

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis. At September 30, 2010 the Company had the following securities in a loss position:

	Less than 12 months
	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$50,100	$(117)
Freddie Mac Certificates	—	—

Total temporarily impaired securities	$50,100	$(117)

At December 31, 2009, the Company had the following securities in a loss position:

	Less than 12 months
	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$313,882	$(1,290)
Freddie Mac Certificates	—	—

Total temporarily impaired securities	$313,882	$(1,290)

As of the respective period end, the Company did not make the decision to sell the above securities nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Coupon interest on MBS	$73,380	$77,853	$226,296	$223,022
Net premium amortization	(9,679)	(5,411)	(30,213)	(13,189)

Interest income on MBS, net	$63,701	$72,442	$196,083	$209,833

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

The Company’s investment portfolio of Agency MBS consists of solely of securities in which the underlying mortgages are adjustable-rate mortgages which have initial fixed rate periods, generally from three to ten years, and then adjust the interest rate annually after that time. The contractual maturity of these MBS ranges from 20 to 30 years; however, because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$694,468	9.1%	4.11%	$843,019	12.0%	4.78%
19 -36 Months	1,891,262	24.9%	5.17%	1,050,973	15.0%	5.60%
37 - 60 Months	4,430,000	58.2%	4.00%	3,717,454	53.2%	4.63%
61 - 84 Months	578,107	7.6%	3.88%	1,367,106	19.6%	5.00%
85 - 120 Months	14,225	0.2%	4.39%	14,219	0.2%	4.38%

Total MBS	$7,608,062	100.0%	4.29%	$6,992,771	100.0%	4.86%

The Company may from time to time enter into forward commitments to purchase TBA securities. The fair value of these forward purchase commitments are generally recorded as derivative assets or liabilities until the time of settlement. Forward commitments to purchase TBA securities are valued using the same method to value MBS described above. The following table shows the Company’s commitment to acquire TBA securities at September 30, 2010.

Face	Cost	Fair Market Value	Due to Brokers (1)
$1,764,700	$1,817,232	$1,829,974	$1,817,232

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

The amounts shown above are in addition to the unsettled purchased mortgage-backed securities shown on the balance sheet.

5. Debt Security, Held to Maturity

During 2009, the Company acquired a $10,000 debt security from a repurchase lending counterparty. It bears interest at the rate of 10% per annum, payable monthly, is callable by the issuer at par and matures December 15, 2010. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

6. Repurchase Agreements

At September 30, 2010 and December 31, 2009, the Company had repurchase agreements in place in the amount of $6,678,426 and $6,346,518, respectively, to finance MBS purchases. At September 30, 2010 and December 31, 2009, the average interest rate on these borrowings was 0.41% and 0.41%, respectively. The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are similar to LIBOR. At September 30, 2010 and December 31, 2009, the Company had repurchase agreements outstanding with 21 and 18 counterparties, respectively, with a weighted average contractual maturity of 1.1 months and 1.6 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30, 2010		December 31, 2009
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$6,378,426	0.28%	$5,946,518	0.24%
30 days to 3 months	—	—	—	—
3 months to 36 months	300,000	3.06%	400,000	3.01%

	$6,678,426	0.41%	$6,346,518	0.41%

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

September 30, 2010

(Dollars in thousands except per share amounts)

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2010 and 2009, these effective hedge losses totaled $46,982 and $22,488, respectively. During the nine months ended September 30, 2010 and 2009, these effective hedge losses totaled $121,931 and $22,812, respectively. Ineffective losses are recorded on a current basis in earnings and for the three months ended September 30, 2010 and 2009, the Company recorded $39 and $58, respectively. For the nine months ended September 30, 2010 and 2009 the Company recorded ($300) and $121, respectively, of hedge ineffectiveness gains (losses) in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $64,133 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 34 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract

12 months or less	$900,000	6	3.37%
Over 12 months to 24 months	400,000	18	2.64%
Over 24 months to 36 months	900,000	31	2.00%
Over 36 months to 48 months	800,000	44	2.40%
Over 48 months to 60 months	1,200,000	56	1.64%

Total	$4,200,000	34	2.33%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2010		As of December 31, 2009		As of September 30, 2010		As of December 31, 2009
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Interest rate		Interest rate		Interest rate		Interest rate
Interest rate hedge	hedge asset	$69	hedge asset	$7,851	hedge liability	$110,365	hedge liability	$43,446

Forward purchase commitment	Other assets	$12,742	—	$—	—	$—	—	$—

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended September 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$46,982	Interest Expense	$17,314	Interest Expense	$39

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

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the nine months ended September 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$121,931	Interest Expense	$47,529	Interest Expense	$300

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
Beginning balance	$(35,742)	$(62,496)
Unrealized loss on interest rate swaps	(121,931)	(26,256)
Reclassification of net losses included in income statement	47,529	53,010

Ending balance	$(110,144)	$(35,742)

During the nine months ended September 30, 2010, the Company entered into forward commitments to purchase TBA securities that were accounted for as derivatives. These forward contracts were designated as all-in-one cash flow hedges pursuant to ASC Topic 815. The fair value of the forward commitment of $12,742 is reported in other assets, with a corresponding unrealized gain recognized in other comprehensive income. On the date of physical settlement, unrealized gains or losses will be reclassified to other comprehensive income for available-for-sale securities.

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $110,296. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2010. At September 30, 2010 the Company was in compliance with these requirements.

8. Capital Stock

Issuance of Common Stock

In September 2010, the Company completed a secondary public offering of 7,475 shares of its common stock, including 975 shares pursuant to the underwriters’ overallotment option, at a price to the public of $28.75 per share, and received net proceeds of approximately $205,600 after the payment of underwriting discounts and expenses.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or though a market maker other than on an exchange. For the three months ended September 30, 2010, the Company issued 1,133 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $32,756. For the nine months ended September 30, 2010, the Company issued 2,315 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $65,731. The Company incurs legal, accounting and other fees associated with the issuance of shares under this program. The total amount charged to additional paid in capital in connection with the issuance of these shares was $588 and $1,530 respectively, for the three and nine months ended September 30, 2010. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic earnings per share:
Net income	$43,232	$45,767	$123,778	$128,071

Weighted average shares	38,765	36,200	37,215	36,194

Basic earnings per share	$1.12	$1.26	$3.33	$3.54

Diluted earnings per share:
Net income	$43,232	$45,767	$123,778	$128,071

Weighted average shares	38,765	36,200	37,215	36,194
Potential dilutive shares from exercise of stock options	25	25	22	17

Diluted weighted average shares	38,790	36,225	37,237	36,211

Diluted earnings per share	$1.11	$1.26	$3.32	$3.54

10. Transactions with Related Parties

Management Fees

The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”) pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes four independent directors. The Management Agreement expires on November 5, 2010 and is thereafter automatically renewed for an additional one-year term unless terminated under certain

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

September 30, 2010

(Dollars in thousands except per share amounts)

circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result in no or a capped termination fee. ACA was not provided notice of termination and the agreement was automatically extended to November 5, 2011.

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended September 30, 2010 and 2009, the Company incurred $2,321 and $2,172 in management fees, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred $6,700 and $6,499 in management fees, respectively At September 30, 2010 and December 31, 2009, the Company owed ACA $834 and $730, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	September 30, 2010	December 31, 2009
Unrealized gain on securities, net	$248,307	$188,703
Unrealized loss on unsettled securities	(304)	(238)
Unrealized loss on derivative instruments	(97,401)	(35,742)

Accumulated other comprehensive income	$150,602	$152,723

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 consists of the following components:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Income	$43,232	$45,767	$123,778	$128,071
Unrealized gain on securities	18,744	82,220	59,538	183,430
Unrealized loss on derivative instruments	(25,455)	(8,294)	(61,659)	14,429

Comprehensive income	$36,521	$119,693	$121,657	$325,930

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “MBS” refers to mortgage-backed securities; “Agency MBS” and “agency securities” refer to our residential MBS that are issued or guaranteed by a U.S. Government sponsored entity, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); “ARMs” refer to adjustable-rate mortgage loans which typically either 1) at all times have interest rates that adjust periodically to an increment over a specified interest rate index; or 2) have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the

“Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a mortgage REIT that primarily invests in single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored entity (such as Fannie Mae and Freddie Mac). We were incorporated in Maryland in September 2007 and commenced operations in November 2007 upon completion of our initial private issuance of common stock. We completed our initial public offering in April 2008, and listed our common stock on the NYSE under the symbol “HTS”. We are managed and advised by our manager, Atlantic Capital Advisors LLC.

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate exposure to credit risk. Agency securities carry an implied AAA rating and we believe they have limited, if any, credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging instruments, relying primarily on interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swaptions to mitigate the effects of adverse interest rate movements.

We focus on agency securities consisting of adjustable-rate residential mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Since our formation, virtually all of our invested assets have been in agency securities. These agency securities principally consist of whole-pool, pass-through certificates that are backed by ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Our securities, and their underlying ARMs, have interest rates that are fixed for a initial period (typically three, five, seven or 10 years) and thereafter generally adjust annually to an increment over a pre-determined interest rate index, such as the one-year Constant Maturity Treasury (“CMT”) rate or the London Interbank Offering Rate (“LIBOR”). As of September 30, 2010, our portfolio consisted of approximately $7.6 billion in market value of Agency MBS with a weighted average initial fixed-interest rate period of 45 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since January 1, 2008:

(in thousands except per share amounts)

As of	Agency MBS (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71

(1)	Includes unsettled purchases and forward commitments to purchase Agency MBS.

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

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of four months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent. As a consequence of these actions, the yield on our Agency MBS decreased during the period of buybacks as we own our securities at a premium to par.

Significant remaining questions exist as to what the ultimate future of the agencies will be, when and whether the Treasury will purchase additional MBS, and the timing and manner in which the Treasury will resell the MBS it already purchased. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Treasury Market Intervention

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase agency securities which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. While these purchases have ended, the program continues to impact the market supply as the government settles short sales and failed purchases. In addition, through the course of 2009, the U.S. Treasury purchased $250 billion of agency securities. An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan that also is intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of agency securities could be that such holders would experience changes in the anticipated yields of their agency securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for agency securities and interest rate swaps as much of the Bill’s implementation has not yet been defined by the regulators.

Interest Rates

The overall credit market deterioration which began in 2007, followed by the recession in the United States, has also affected prevailing interest rates, which at times were unusually volatile in 2007 and 2008. Beginning in September 2007, the U.S. Federal Reserve lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% by October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. In recent months, they have renewed their commitment to keep rates low and possibly initiate another round of quantitative easing. Our funding costs, which traditionally have tracked the 30-day LIBOR have generally benefited by this easing of monetary policy. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates may experience unusual volatility, which would likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

	30-Day LIBOR	Federal Funds
September 30, 2009	0.26%	0.25%
June 30, 2010	0.35%	0.25%
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main factor that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities and the yields which those new securities may add to our portfolio. The Freddie Mac and Fannie Mae programs to buyback delinquent mortgages have caused and may continue to cause unpredictable prepayments. The effect of these programs is shown in the marked increase in the repayment rate for the first two quarters of 2010. The following table shows the average principal repayment rate for each quarter since January 1, 2008:

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Capital Raising Activity

From time to time, we may raise additional capital to take advantage of investing and hedging opportunities, provide permanent funding, provide additional liquidity, or other activities that our board of directors may deem appropriate. On October 9, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent and/or principal. During the three months ended September 30, 2010, we issued 1,133,100 shares of common stock at an average price of $29.43 per share under our CEO Program, raising net proceeds, after sales commissions and fees, of $32.8 million. We paid $0.6 million in sales commissions to Cantor during the three months ended September 30, 2010.

On September 24, 2010, we completed a secondary common stock offering that resulted in the issuance of 7,475,000 shares of our common stock, including 975,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public for these shares was $28.75, with net proceeds to us, after underwriters’ discount and expenses, of approximately $205.6 million. We plan to use the proceeds of this offering to purchase additional agency securities, provide working capital, and liquidity for our hedging strategy.

We believe that having a diverse range of capital sources is important for long-term stability and growth, and we may raise more capital in future periods, subject to market conditions and investing opportunities.

Book Value per Share

As of September 30, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $25.83, an increase of $0.09 from $25.74 at December 31, 2009. Declining U.S. Treasury securities rates, U.S. Government actions, particularly the large-scale purchasing of agency securities, and stable financial markets have increased values on our securities to historically high levels. Offsetting this increase in MBS values, the value of our interest rate swaps has fallen significantly as we have increased our total position and the long term outlook for interest rates decreased. Our interest rate swaps, which fix the borrowing cost on a portion of our financing, generally help mitigate changes in our book value. Generally, the value of our interest rate swaps moves in the opposite direction of the value of our agency securities, as was the case in the first nine months of 2010. The following table shows the components of our book value at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20
December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35
September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69
June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96
March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57

Investments

Adjustable - Rate Agency Securities

As of September 30, 2010 and December 31, 2009, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 101.75 and 101.52, respectively, of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2010 and December 31, 2009, we had approximately $126.6 million and $101.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2010, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	9.1%	$666,374	4.11%	$101.60	$677,007	$104.22	$694,468
19-36	24.9%	1,786,474	5.17%	$101.30	1,809,782	$105.87	1,891,262
37-60	58.2%	4,215,396	4.00%	$101.93	4,296,574	$105.09	4,430,000
61-84	7.6%	551,314	3.88%	$102.04	562,571	$104.86	578,107
85-120	0.2%	13,564	4.39%	$101.90	13,821	$104.87	14,225

Total MBS	100.0%	$7,233,122	4.29%	$101.75	$7,359,755	$105.18	$7,608,062

As of December 31, 2009, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	12.3%	$830,289	4.78%	$101.67	$844,168	$104.01	$863,586
19-36	14.7%	976,226	5.61%	$101.24	988,309	$105.55	1,030,407
37-60	53.2%	3,573,897	4.63%	$101.58	3,630,320	$104.02	3,717,454
61-84	19.6%	1,307,937	5.00%	$101.46	1,327,045	$104.52	1,367,106
85-120	0.2%	13,953	4.38%	$101.95	14,226	$101.90	14,219

Total MBS	100.0%	$6,702,302	4.86%	$101.52	$6,804,068	$104.33	$6,992,771

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$5,210,092	68.5%	$4,976,790	71.2%
Freddie Mac Certificates	2,397,970	31.5%	2,015,981	28.8%

Total MBS	$7,608,062		$6,992,771

As of September 30, 2010 and December 31, 2009, the ARMs underlying our agency securities had fixed interest rates for an average period of approximately 45 and 44 months, respectively, after which time the interest rates reset and become adjustable. At September 30, 2010, 99.4% of our Agency MBS were still in their initial fixed-rate period, and approximately 7.5% of our Agency MBS will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARM agency securities float based on spreads over various indices, usually LIBOR or the one-year CMT rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase (or decrease) during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. The average annual cap on changes to the interest rates on our agency securities is generally 5% at the first reset date, and 2% per year at each successive annual reset date. The average lifetime cap on changes to the interest rates on our agency securities is generally 5% from the initial stated rate.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2010 and December 31, 2009, we had 26 and 23 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at September 30, 2010 and December 31, 2009 of $6.7 billion and $6.3 billion, respectively. As part of our risk management strategy, we continue to seek additional new relationships to help mitigate counterparty credit risk and keep borrowing rates competitive.

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

As of September 30, 2010, we had entered into 40 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedge selection incorporates an assumed prepayment schedule, which, if not realized, will cause hedged results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $4.2 billion of borrowings under our repurchase agreements. We also currently have four extended term repurchase agreements, totaling $300.0 million, with maturities of between 3-12 months, as a means of hedging our interest rate exposure.

Summary Financial Data

	Three months ended (unaudited)		Nine months ended (unaudited)
(in thousands, except per share amounts)	September 30,2010	September 30,2009	September 30,2010	September 30,2009
Balance Sheet Data
Total Assets	$8,177,855	$7,616,594	$8,177,855	$7,616,594
Long Term Repurchase Agreements	—	300,000	—	300,000
Total Liabilities	6,987,542	6,672,997	6,987,542	6,672,997
Statement of Income Data
Interest income
MBS Interest Income	$63,701	$72,442	$196,083	$209,833
Other Interest Income	323	230	898	480

	64,024	72,672	196,981	210,313
Interest Expense	(24,066)	(23,656)	(71,183)	(72,953)

Net Interest Income	39,958	49,016	125,798	137,360
Gain on sale of mortgage-backed securities	6,723	–	7,767	–
Operating Expenses	(3,449)	(3,249)	(9,787)	(9,289)

Net Income	$43,232	$45,767	$123,778	$128,071

Earnings per share -common stock, basic	$1.12	$1.26	$3.33	$3.54
Earnings per share -common stock, diluted	$1.11	$1.26	$3.32	$3.54
Weighted average shares outstanding	38,765	36,200	37,215	36,194
Cash dividends declared per common share	$1.10	$1.15	$3.40	$3.30

Key Portfolio Statistics*
Average MBS (1)	$6,881,681	$6,347,472	$6,735,802	$5,932,745
Average Repurchase Agreements (2)	$6,302,601	$5,781,639	$6,206,242	$5,378,396
Average Equity (3)	$1,001,956	$910,096	$962,184	$848,389
Average Portfolio Yield (4)	3.70%	4.57%	3.88%	4.72%
Average Cost of Funds (5)	1.53%	1.64%	1.53%	1.81%
Interest Rate Spread (6)	2.17%	2.93%	2.35%	2.91%
Return on Average Equity (7)	17.26%	20.12%	17.15%	20.13%
Average Annual Portfolio Repayment Rate(8)	33.91%	22.26%	38.26%	18.73%
Debt to Equity (at period end) (9)	5.6:1	6.4:1	5.6:1	6.4:1
Debt to Additional Paid in Capital (at period end) (10)	6.4:1	7.8:1	6.4:1	7.8:1

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in Agency MBS was calculated by dividing the sum of our daily Agency MBS investments during the period by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our MBS interest income by our average Agency MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Three months ended September 30, 2010 and 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended September 30, 2010 was $64.0 million, as compared to $72.7 million for the quarter ended September 30, 2009. Several factors contributed to this decline, but the most significant item was the delinquent loan repurchase program initiated by Fannie Mae and Freddie Mac earlier in 2010. While the program repayments ran from March to June 2010, it had some lingering effects on the third quarter of 2010 as well. The effects on third quarter earnings were 1) loss of earnings while we reinvested the cash flows from the repayments, 2) lower yields on replacement assets, and 3) increased premium amortization. Although our average earning assets increased, growing from $6.4 billion for the third quarter of 2009 to $6.8 billion for the third quarter of 2010, our yield was meaningfully lower. Our annualized yield of average assets was 3.70% and 4.57%, respectively, for the quarters ended September 30, 2010 and 2009. This decrease reflects the decline of overall mortgage rates on new securities purchased throughout the last year plus an increase in our amortization expense. These factors combined to lower the total income generated by the larger portfolio.

The yield on our assets is directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended September 30, 2010 was 33.91%, which was significantly higher than the rate of 22.26% for the three months ended September 30, 2009. Overall, our rate of prepayments has trended higher in the last year due to low mortgage rates and government programs to encourage housing finance along with the overall seasoning of our MBS portfolio. It is difficult to estimate repayment speeds for future periods, especially in the current economic environment. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current U.S. economic and housing markets have inhibited, and may continue to inhibit, the homeowner’s ability to purchase a new home or refinance an existing mortgage, keeping these rates slower than normal. On the other hand, the U.S. Government has been significantly active in the mortgage market in an attempt to promote national housing market stability and economic growth. Their ability to dramatically alter the mortgage market poses a significant risk to the sustainability of our current earnings.

Our interest expense for the quarter ended September 30, 2010 was $24.1 million as compared to $23.7 million for the quarter ended September 30, 2009. Our average borrowings increased from $5.8 billion for the quarter ended September 30, 2009 to $6.3 billion for the quarter ended September 30, 2010, due to the increase in portfolio size. Although our borrowings increased, our total interest expense increased by a lesser amount due a lower overall cost of funds. Our annualized average cost of funds, including hedges, was 1.53% for the quarter ended September 30, 2010, as compared to 1.64% for the quarter ended September 30, 2009.

Our net interest income for the quarter ended September 30, 2010 was $40.0 million, and our net interest margin, or “spread”, was 2.17%. For the quarter ended September 30, 2009 our net interest income was $49.0 million and our spread was 2.93%. This decrease in our spread was due to our decreased yield, as described above, mitigated slightly by a lower cost of funds, as compared to a year ago. While the dollar figure is more influenced by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance. We realized gains on the sale of securities in the third quarter of 2010 of $6.7 million, as we sold certain of our MBS we thought likely to underperform in the future as compared with other investment opportunities. We sold no securities in the same quarter of 2009.

Our total operating expenses for the quarters ended September 30, 2010 and 2009 were $3.5 million and $3.3 million, respectively. This equates to an annualized expense ratio of 138 and 143 basis points, respectively, of average equity. While our expenses increased slightly, the increase in our average equity, which was due to higher securities prices and additional equity capital raised in our offerings, decreased the ratio as compared to a year ago.

Our net income for the quarter ended September 30, 2010 was $43.2 million or $1.12 per weighted average share. This represents an annualized return on average equity of 17.26% for the period. For the quarter ended September 30, 2009, our net income was $45.8 million or $1.26 per weighted average share, and the annualized return on average equity was 20.12%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to two factors. First, we had a lower yielding portfolio as a result of higher than expected prepayment speeds, some of which resulted from the Fannie Mae and Freddie Mac delinquent loan buybacks. Second, we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace. In addition, our equity capital offerings diluted our earnings per share as putting additional funds to work takes between one and three months on average. Our leverage, which can also significantly affect our earnings, during the quarter ended September 30, 2010, averaged around 6.3:1. We have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

Nine months ended September 30, 2010 and 2009

In general, similar items influenced our operating results for the nine month periods ended September 30, 2010 and 2009 as the items affected the quarterly results described above. For the nine month period ended September 30, 2010 we had interest income of $197.0 million compared to $210.3 million for the same period in 2009. Our portfolio was significantly larger during this period, as we had average earning assets of $6.7 billion for the nine months ended September 30, 2010 compared to $5.7 billion for the nine months ended September 30, 2009. While the total MBS at the end of each period was fairly similar, the average earning assets was lower in 2009 due to the time it took to invest the proceeds from our December 2008 equity raise. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 4.72% for the nine months ended September 30, 2009 to 3.88% for the nine months ended September 30, 2010. This was the result of buying lower coupon MBS to replace repayments combined with an increase in the portfolio prepayment rate, which rose, on an annualized basis, from 18.73% for the first nine months of 2009 to 38.26% for the same period in 2010. Low mortgage rates, which encourage refinancing, and the Fannie Mae and Freddie Mac delinquent loan repurchase program were the primary causes of the increase in our rate of repayment.

Our interest expense for the nine months ended September 30, 2010 was $71.2 million as compared to $73.0 million for the nine months ended September 30, 2009. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first nine months of 2010. Our average cost of funds, including hedges, fell from 1.81% for the nine months ended September 30, 2009 to 1.53% for the same period in 2010.

Our net interest income for the nine months ended September 30, 2010 was $125.8 million, and our spread was 2.35%. For the nine months ended September 30, 2009, our net interest income was $137.4 million and our spread was 2.91%. We also realized gains on the sale of securities in the first nine months of 2010 of $7.8 million, as we sold certain of our MBS we thought likely to underperform in the future as compared with other investment opportunities. We sold no securities during the same period of 2009.

We incurred expenses for the nine months ended September 30, 2010 and 2009 of $9.8 million and $9.3 million, respectively. Our expenses for these periods were 136 and 146 basis points, respectively, of our equity. Although our total expenses increased slightly, our average equity was larger which decreased this expense ratio.

We earned net income of $123.8 million or $3.33 per weighted average share for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we earned net income of $128.7 million or $3.54 per weighted average share. The decrease was due the lower net interest margin for the reasons discussed above, primarily the drop in our asset yield.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$6,378,426	0.28%	$1,241	$6,379,667
30 days to 3 months	0	0.00%	—	0
3 months to 36 months	300,000	3.06%	4,674	304,674

	$6,678,426	0.41%	$5,915	$6,684,341

	December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,014

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2010. These agreements were for a total notional amount of $4.2 billion, had a weighted average rate of 2.33% and a weighted average term of 34 months.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At September 30, 2010, we had uncommitted repurchase facilities with 26 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 21 of these counterparties.

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

The table below sets forth the average amount of repurchase agreements outstanding during each quarter and the amount of these repurchase agreements outstanding as of the end of each quarter since January 1, 2008. The amounts at a period end can be both above and below the average amounts for the quarter. We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end. These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

(dollars in thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End
September 30, 2010	$6,302,601	$6,678,426
June 30, 2010	6,092,328	5,982,998
March 31, 2010	6,222,923	6,102,661
December 31, 2009	6,079,893	6,346,518
September 30, 2009	5,781,639	6,007,909
June 30, 2009	5,359,086	5,496,854
March 31, 2009	4,985,718	5,250,382
December 31, 2008	4,531,698	4,519,435
September 30, 2008	4,678,382	4,569,262
June 30, 2008	3,083,103	4,387,739
March 31, 2008	1,779,171	2,739,631

As of September 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.66% (weighted by borrowing amount). As of December 31, 2009, our weighted average haircut was 4.80%. We commonly receive margin calls from our lenders. We may receive margin calls on our repurchase agreements daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation calls occur whenever the total value of our assets securing the repurchase position drops below a threshold amount. This threshold amount is typically $100,000 to $250,000 depending on terms with our counterparty. Deficit amounts exceeding this threshold require dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of December 31, 2009 and September 30, 2010, we had approximately $558 million and $773 million, respectively in agency securities, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately. Our agreements for our repurchase facilities generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) as to repayment, margin requirements and the segregation of all purchased securities covered by the repurchase agreement. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement that are generally required by the lender. Some of the typical terms which are included in such supplements and which supplement and amend terms contained in the standard agreement include changes to the margin maintenance requirements, purchase price maintenance requirements, the addition of a requirement that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders.

As discussed above under “—Market and Interest Rate Trends and the Effect on our Portfolio,” over the last two years the residential mortgage market in the United States has experienced difficult conditions including:

•	increased volatility of many financial assets, including agency securities and other high-quality MBS assets, due to news of potential security liquidations;

•	increased volatility and deterioration in the broader residential mortgage and MBS markets; and

•	significant disruption in financing of MBS.

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

Similar to the valuation margin calls that we receive on our repurchase agreements, we also receive margin calls on our interest rate swaps when the value of a hedge position declines. This typically occurs when prevailing market rates decrease, with the severity of the decrease also dependent on the term of the hedges involved. The amount of any margin call will be dollar for dollar, with a minimum transfer amount of between $100,000 and $250,000. Our posting of collateral with our hedge counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

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

As of September 30, 2010, the weighted average haircut under our repurchase facilities was approximately 4.66%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 5.6:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During 2010, we received funds from sales of our common stock under an “at-the-market” offering program and from a fully underwritten offering we completed in September.

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

During the three and nine months ended September 30, 2010, we issued 1,133,100 and 2,314,600, respectively, shares of common stock in at-the-market transactions at an average price of $29.43 and $29.01 per share, respectively, raising net proceeds, after sales commissions and expenses, of approximately $32.8 million and $65.7 million, respectively. We paid $0.6 million and $1.2 million in sales commissions to Cantor during the three and nine months ended September 30, 2010, respectively. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

On September 24, 2010, we completed a secondary public common stock offering that resulted in the issuance of 7,475,000 shares of our common stock, including 975,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public for these shares was $28.75, with net proceeds to us, after underwriters’ discount and expenses, of approximately $205.6 million. We plan to use the proceeds of this offering to purchase additional agency securities, provide working capital, and liquidity for our hedging strategy.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At September 30, 2010 and December 31, 2009, our total borrowings were approximately $6.7 billion and $6.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 5.6:1 and 6.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of extended term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2010, we had entered into 40 interest rate swap agreements designed to mitigate the effects of increases in interest rates under $4.2 billion of our repurchase agreements.

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

Interest Rate Cap Risk

The ARMs that underlie our agency securities are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate agency securities could effectively be limited by caps. Agency securities backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Extension Risk

We invest in agency securities backed by ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, or seven years) and thereafter reset periodically, usually annually. We compute the projected weighted-average life of our agency securities backed by ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities backed by ARMs are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(5.88)%	(0.59)%
+0.50%	(2.64)%	(0.15)%
-0.50%	0.20%	0.72%
-1.00%	(5.13)%	1.48%

December 31, 2009

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.03)%	(1.47)%
+0.50%	(1.8)%	(0.50)%
-0.50%	(1.29)%	0.02%
-1.00%	(3.96)%	(0.21)%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at September 30, 2010 and December 31, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, a hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 19, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (3)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (3)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (3)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (3)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (3)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.

(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on April 22, 2008.
(3)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited balance sheet at December 31, 2009); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2010 and 2009; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2010; (iv) Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009; and (v) Notes to Financial Statements (Unaudited) for the quarter ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: November 3, 2010	BY:	/S/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (3)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (3)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (3)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (3)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (3)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on April 22, 2008.
(3)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited balance sheet at December 31, 2009); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2010 and 2009; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2010; (iv) Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009; and (v) Notes to Financial Statements (Unaudited) for the quarter ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.