Form 10-K
period 2010-12-31
Hatteras Financial Corp
filed 2011-02-18
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,040,141,477 based on the closing price on the New York Stock Exchange as of June 30, 2010.

Number of the registrant’s common stock outstanding as of February 18, 2011: 57,671,570

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

Our Company

We are an externally-managed mortgage REIT that invests primarily in single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Government National Mortgage Association (“Ginnie Mae”)), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, (“Fannie Mae”)), and the Federal Home Loan Mortgage Corporation, (“Freddie Mac”)). We refer to these securities as “agency securities.” We were incorporated in Maryland in September 2007 and commenced operations in November 2007. We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS.”

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

We focus on agency securities consisting of residential mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

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

Our Assets

Our focus on asset selection is to own assets with short duration and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of whole-pool, pass-through certificates that are backed by adjustable-rate mortgages (“ARMs”) that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs are mortgages have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.

Our Borrowings

We borrow against our agency securities using repurchase agreements. Our borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. We intend that our borrowings will generally be between eight and 12 times the amount of our shareholders’ equity. The level of our borrowings may vary periodically above or below this range depending on market conditions.

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

Our board of directors has adopted a policy that currently limits our investments to agency securities. Due to changes in market conditions, the market value and duration of our securities will fluctuate from time to time and may cause our portfolio allocations to be inconsistent with the investment strategies described in this report. In such event, in consultation with our board of directors, our manager may recommend that we should reallocate our portfolio. Subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors, may vary our investment strategy, our financing strategy or our hedging strategy at any time.

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

Atlantic Capital Advisors LLC manages both our company and ACM Financial Trust, (“ACM”), a privately-held mortgage REIT founded in 1998. Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM. Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele, co-chief investment officer William H. Gibbs, Jr., and co-chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM. As of December 31, 2010, ACM owned approximately $ 1.1 billion in agency securities. We do not own any interest in ACM.

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

The initial term of the management agreement expired on November 5, 2010 and automatically renewed for an additional one-year term. Under terms of the agreement, it will automatically renew on November 5 of each year thereafter unless terminated under certain circumstances.

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

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including ACM, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

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

Our success depends to a significant degree upon the contributions of Messrs. Michael and Benjamin Hough and Messrs. Steele, Gibbs and Boos, whose continued service is not guaranteed, and each of whom would be difficult to replace. Because these key personnel collectively have a substantial amount of experience in the fixed income markets and these key personnel have prior experience managing a mortgage REIT, we depend on their experience and expertise to manage our day-to-day operations and our strategic business direction. In addition, many of these individuals have strong industry reputations, which aid us in identifying and financing investment opportunities. The loss of the services of these key personnel could diminish our relationships with lenders, and industry personnel and harm our business and our prospects. We cannot assure you that these individuals can be replaced with equally skilled and experienced professionals.

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

The initial term of our management agreement expired on November 5, 2010. The agreement is automatically renewed for a one-year term on each anniversary date thereafter unless terminated. Our independent directors review our manager’s performance periodically and, following the initial term, the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon: (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager.

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager. Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours. Furthermore, three of our executive officers, Messrs. Michael and Benjamin Hough and Mr. Gibbs are also executive officers and directors of ACM. Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM. Mr. Boos serves as our co-chief investment officer and also as chief investment strategist of ACM. Our executive officers, who as of December 31, 2010 collectively and beneficially owned approximately 1.7% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM. Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM. Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable. In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate. However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other. Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us. Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

Our board of directors approved broad investment guidelines for our manager and do not approve each investment decision made by our manager; as a result, our manager may cause us to acquire assets that produce investment returns that are below expectations or that result in net operating losses.

Our manager is authorized to follow broad investment guidelines. Our board of directors, including our independent directors, periodically reviews our investment guidelines and our investment policies. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the board of directors relies primarily on information provided to it by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the board of directors. Our manager has great latitude with the investment guidelines in determining the types of assets it may decide are proper investments for us.

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

Risks Related to Our Business

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including agency securities, as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. More recently, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These factors have impacted investor perception of the risk associated with agency securities in which we invest. As a result, values for agency securities in which we invest have experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Further increased volatility and deterioration in the broader residential mortgage and agency securities markets may adversely affect the performance and market value of our investments.

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

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac, support availability of mortgage financing and protect taxpayers. Appointing FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the government-sponsored entities without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and agency securities issued or guaranteed by Fannie Mae and Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee payment structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications as well as negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would drastically reduce the amount and type of agency securities available for investment, which are our only targeted investments

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency securities, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency securities. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

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

There can be no assurance that the actions taken by the U.S. Government for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business, and may adversely affect us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”), was enacted by the U.S. Congress. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act ( the “Dodd-Frank Act”), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business.

In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the agency securities in which we invest.

During 2008, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. It is likely that loan modifications would result in increased prepayments on some agency securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the agency securities in which we invest.

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

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our agency securities to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on adjustable-rate mortgages, possibly decreasing the supply of agency securities. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than adjustable-rate mortgage rates, further increasing agency securities prepayments and further negatively impacting agency securities supply. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to shareholders.

Interest rate mismatches between our agency securities and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

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

We generally borrow between eight and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount. As of December 31, 2010, our borrowings were approximately $8.7 billion, and our debt-to-shareholders’ equity ratio was approximately 7.6:1. To the extent we exceed a debt-to-shareholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe. We incur leverage by borrowing against our agency securities. Incurring debt subjects us to many risks, including the risks that:

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2010, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

As of December 31, 2010, the weighted average margin requirement under all our repurchase agreements was approximately 4.4% (weighted by borrowing amount).

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2010. These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

Item 3.	Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2009	27.65	21.38
Quarter ended June 30, 2009	28.78	22.65
Quarter ended September 30, 2009	33.59	26.28
Quarter ended December 31, 2009	31.18	26.56
Quarter ended March 31, 2010	28.32	23.81
Quarter ended June 30, 2010	30.03	11.25
Quarter ended September 30, 2010	30.86	26.73
Quarter ended December 31, 2010	31.98	28.28

The per-share closing price for our common stock, as reported by the NYSE on February 16, 2011, was $29.03.

Holders of Our Common Stock

As of February 16, 2011, there were approximately 10 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. For 2010, the we paid $4.40 per share of common stock in dividends. Of the $4.40, 96.2724% represented ordinary income, and 3.7276% represented long-term capital gain, and 0.0% represented return of capital for tax purposes. For 2009, we paid $4.50 per share of common stock in dividends. Of the $4.50, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share

Quarter ended March 31, 2009	$1.05
Quarter ended June 30, 2009	$1.10
Quarter ended September 30, 2009	$1.15
Quarter ended December 31, 2009	$1.20
Quarter ended March 31, 2010	$1.20
Quarter ended June 30, 2010	$1.10
Quarter ended September 30, 2010	$1.10
Quarter ended December 31, 2010	$1.00

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from April 30, 2008 to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on April 30, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

Index	04/30/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
Hatteras Financial Corp.	100.00	93.81	118.56	133.02	146.33	158.47	184.95
S&P 500	100.00	92.76	66.34	68.44	83.90	78.32	96.54
NAREIT Mortgage REIT	100.00	87.28	79.86	83.65	99.53	103.31	122.01

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2010, 2009 and 2008, and the period from September 19, 2007 (Date of Inception) to December 31, 2007 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.

(in thousands, except per share amounts)				Period from
	Year ended	Year ended	Year ended	September 19, 2007 to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Statement of Income Data
MBS interest income	$263,751	$282,344	$196,322	$6,718
Other interest income	1,265	771	2,050	578
Interest Expense	(95,923)	(96,267)	(104,481)	(5,332)

Net Interest Income	169,093	186,848	93,891	1,964
Operating Expenses	(13,144)	(12,448)	(8,714)	(716)
Gain on sale of mortgage-backed securities	13,551	—	—	—
Provision for Claim Receivable	—	—	(6,048)	—

Net Income	$169,500	$174,400	$79,129	$1,248

Earnings per share - common stock, basic	$4.30	$4.82	$3.48	$0.15
Earnings per share - common stock, diluted	$4.30	$4.82	$3.48	$0.15
Weighted average shares outstanding	39,454,362	36,195,840	22,758,525	8,368,037
Distributions per common share	$4.40	$4.50	$3.49	$—
Key Portfolio Statistics
Average MBS (1)	$7,052,063	$6,088,084	$3,877,007	$846,454
Average Repurchase Agreements (2)	$6,488,678	$5,555,212	$3,524,028	$831,636
Average Equity (3)	$1,019,200	$875,914	$465,966	$158,102
Average Portfolio Yield (4)	3.74%	4.64%	5.06%	5.50%
Average Cost of Funds (5)	1.48%	1.73%	2.96%	4.71%
Interest Rate Spread (6)	2.26%	2.91%	2.10%	0.79%
Return on Average Equity (7)	16.63%	19.91%	16.98%	5.00%
Average Annual Portfolio Repayment Rate (8)	36.27%	19.79%	10.04%	3.50%
Debt to Equity (at period end) (9)	7.6:1	6.8:1	6.1:1	8.9:1
Debt to Additional Paid in Capital at period end) (10)	8.3:1	8.2:1	5.9:1	9.4:1
Selected Balance Sheet Data
Mortgage-backed securities	$9,587,216	$6,992,771	$5,107,074	$1,619,290
Total Assets	10,006,979	7,416,402	5,460,326	1,646,388
Repurchase Agreements	8,681,060	6,046,518	4,119,435	1,375,512
Long Term Repurchase Agreements	—	300,000	400,000	100,000
Stockholder’s Equity	1,145,484	931,713	736,287	165,356

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in agency mortgage-backed securities (“MBS”) was calculated by dividing the sum of our daily agency MBS investments during the period by the number of days in the period.

(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our MBS interest income, net of amortization, by our average agency MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored entity (such as Fannie Mae and Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities net of premium or discount amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio and our hedging instruments.

We began operations in November 2007 with a private equity offering and raised additional equity three times in 2008, and then again in September 2010. Accordingly, all of our financial results and data should be viewed with the knowledge that these equity raises were significant for our company, and that some period to period comparisons may not be meaningful or may produce comparisons that may be misleading to future activity and results.

As of December 31, 2010, our mortgage-backed security (“MBS”) portfolio consisted of approximately $10.4 billion in market value, of agency securities with initial fixed-interest rate periods of three years, five years, seven years or 10 years.

The following table represents key data regarding our company since the quarter ending March 31, 2008:

(in thousands except per share amounts)

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71

(1)	Includes unsettled purchases and forward commitments to purchase agency MBS.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past few years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of RMBS, including agency securities. While these markets recovered a great deal in 2010, further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. If volatile market conditions returned, our lenders may be forced to exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac at the time generally increased credit spreads and decreased price stability of agency securities. In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of mortgage-backed securities, significant equity infusions into banks and aggressive monetary policy. In 2010, credit spreads returned to more historic normal levels as market conditions improved.

In February 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of four months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent. These actions increased prepayments which decreased our income and book value in 2010. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

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

In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of agency securities, which may also decrease our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a report titled “Reforming America’s Housing Finance Market” to congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 5.25% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked 30 day LIBOR have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates. For example, even though 30 day LIBOR was 0.26% at December 31, 2010, our 30 day borrowing costs associated with our repurchase agreements moved up to an average of 0.38% due to market volatility.

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

	30-Day LIBOR	Federal Funds

December 31, 2010	0.26%	0.25%
September 30, 2010	0.26%	0.25%
June 30, 2010	0.35%	0.25%
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%

June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%
December 31, 2008	0.44%	0.25%
September 30, 2008	3.93%	2.00%
June 30, 2008	2.46%	2.00%
March 31, 2008	2.70%	2.25%
December 31, 2007	4.60%	4.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%
December 31, 2008	1.96%	7.84%
September 30, 2008	2.12%	8.46%
June 30, 2008	3.14%	12.57%
March 31, 2008	3.90%	15.61%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. We raised additional equity capital three times in 2008 and then again in September 2010. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743

April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,463
September 21, 2010	7,475,000	$28.75	$205,642

(1)	After deducting underwriting costs and other fees and costs associates with issuance.

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

Book Value per Share

As of December 31, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $24.84, a decrease of $0.90, from $25.74 at December 31, 2009. A steepening of the yield curve in the fourth quarter of 2010, which affected our assets more on a per share basis than our interest rate hedges, was responsible for most of this decline, although we also paid out a higher portion of our retained earnings than in previous years. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Also, there are other factors, such as credit perceptions, which may affect these values so at times they may move in the same direction. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20
December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35
September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69
June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96
March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57

Investments

Agency Securities

As of December 31, 2010 our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.13% of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2010 we had approximately $196.8 million of unamortized premium included in the cost basis of our investments.

As of December 31, 2010 our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	6.6%	$605,240	3.80%	$101.54	$614,569	$104.58	$632,979
19-36	17.0%	1,535,856	5.15%	$101.29	1,555,726	$106.06	1,628,967
37-60	54.2%	5,001,576	3.78%	$102.13	5,107,959	$103.87	5,195,156
61-84	20.2%	1,897,287	3.46%	$102.88	1,951,899	$102.20	1,938,935
85-120	2.0%	188,132	3.56%	$103.52	194,751	$101.62	191,180

Total MBS	100.0%	$9,228,092	3.94%	$102.13	$9,424,904	$103.89	$9,587,216

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at December 31, 2010:

	December 31, 2010
(dollars in thousands)	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$6,657,756	69.4%
Freddie Mac Certificates	2,929,460	30.6%

Total MBS	$9,587,216

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder as Fannie Mae pays their principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of December 31, 2010, the ARMs underlying our agency securities had fixed interest rates for an average period of approximately 53 months after which time the interest rates reset and become adjustable annually. At December 31, 2010, 99.2% of our agency MBS were still in their initial fixed-rate period, and approximately 4.4% of our agency MBS will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our agency ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT. These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Our agency ARMs typically have a maximum initial one-time adjustment of 5%, and the average annual interest rate increase (or decrease) to the interest rates on our agency securities is 2% per year. The average lifetime cap on increases (or decreases) to the interest rates on our agency securities is 5% from the initial stated rate.

While most of the Company’s purchases of agency MBS are accounted for using trade date accounting, some forward purchases, such as certain to-be-announced securities (“TBAs”) do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2010, we had established 26 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at December 31, 2010, of $8.7 billion.

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

As of December 31, 2010, we had entered into interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, as a way to realize attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $4.4 billion of borrowings under our repurchase agreements.

Results of Operations

We commenced our operations in November 2007 with our first private offering of our common stock. We also issued additional shares three times during 2008, and again in September 2010, each of which significantly increased our equity capital, and thus, the size of our portfolio. Under our investment strategy, it generally takes some time to deploy significant amounts investment capital. Consequently, comparison of some year over year data or quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

2010 Compared to 2009

Our net income for the year ended December 31, 2010 was $169.5 million, or $4.30 per weighted average share, a decrease of $0.52 per share from earnings from the year ended December 31, 2009 of $174.4 million or $4.82 per weighted average share. There were two main drivers of this trend. The first was high prepayment rates during the year due to falling interest rates and the delinquent loan buybacks by Fannie Mae and Freddie Mac. Higher prepayments contributed in three ways to a lower interest income: 1) higher premium amortization expense; 2) lower average earning assets; 3) lower weighted average coupon as new investments were at lower coupons. The second major factor was that we had an increased share count as a result of our September 2010 common stock offering.

Our net interest income for the year ended December 31, 2010 was $169.1 million, a decrease compared to the year ended December 31, 2009 amount of $186.8 million. As mentioned in the previous paragraph, prepayments contributed significantly to this decline. Also, prepayments, and therefore amortization expense, were high in the second half of the year due to lower mortgage rates and thus a higher rate of refinancing. In 2010, our portfolio had an average yield of 3.74% and a cost of funds (including hedges) of 1.48%. This resulted in a net interest margin (or spread) of 2.26% for the year ended December 31, 2010. For the year ended December 31, 2009, our portfolio had a yield of 4.64% and a cost of funds of 1.73%, generating a net interest rate spread of 2.91%.

While the relative difference between our interest income and interest expense is more important to our performance than the absolute level of rates, the yield on our assets is a significant indicator of performance. Our gross coupon rate in 2010 dropped from 2009 due to lower overall mortgage rates combined with higher prepayment levels. At the end of 2009, we had invested in agency securities with a weighted average coupon of 4.86%. These coupon rates declined throughout 2010 primarily due to continued government intervention in the mortgage markets which meant any purchases were at lower overall interest rates. Spread compression is a normal part of an interest rate cycle, the affects of which become more pronounced the longer that rates are low and stable. Our weighted average coupon at December 31, 2010 was 3.87%.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our rate of portfolio repayment for the year ended December 31, 2010 was 36.27% as compared to 19.79% for the year ended December 31, 2009. Low overall mortgage rates combined with U.S. government intervention in the mortgage market created a significant increase in residential mortgage refinancing, and is a risk to earnings in the future. At December 31, 2010, our portfolio had an average dollar price of $102.13 per $100 of face value. Keeping the price of our portfolio close to par helps predict costs associated with repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a higher price portfolio.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2010 was 0.42%, decreasing from 0.78% year ended December 31, 2009. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. This rate (LIBOR) stayed consistently low throughout 2010, ending 2010 at 0.26%. Our cost of funds also fell because we had some longer term repurchase agreements with higher fixed rates that terminated in 2010. In 2010, we incurred expense related to our interest rate hedges of $68.9 million, as compared to $52.8million for the year ended December 31, 2009. We increased our total notional interest rate swap amount from $2.7 billion at December 31, 2009 to $4.4 billion at December 31, 2010. Lower repurchase rates combined with a lower overall rate on our hedges resulted in an average cost of funds for the year ended December 31, 2010 of 1.48%, down from 1.73% for the year ended December 31, 2009. We ended 2010 with a total $4.4 billion of interest rate swap contracts with a weighted average rate of 2.15% and weighted average term of 34 months.

We sold some of our Agency securities in 2010 as part of normal adjustments to our portfolio. Although we typically buy and hold our securities, as conditions change in any year we may choose to dispose of certain securities. For example, we may dispose of a security if it falls outside of our current desired asset mix or we believe it to be at an increased risk of prepayment. In 2010 we disposed of $540 million face value of Agency MBS for a gain of $ 13.6 million. We had no sales in 2009.

Our total operating expenses were largely unchanged for the year ended December 31, 2010 compared to the year ended December 31, 2009. Total operating expenses were $13.1 million which represented 129 basis points on average daily equity for the year ended December 31, 2010. The year ended December 31, 2009 total expenses were $12.4 million which represented 142 basis points on average equity for the year ended December 31, 2019. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $9.2 million of the total expenses. The remaining expenses are share based compensation of $1.4 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $2.5 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

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

Our total operating expenses for the year ended December 31, 2009 were $12.4 million which represented 142 basis points on average daily equity. The previous year’s total expenses were $8.7 million (not including expenses related to Lehman Brothers default discussed in the following paragraph), which represented 181 basis points on average equity. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $8.7 million of the total expenses. The remaining expenses are share based compensation of $1.3 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $2.5 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

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

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31, 2010
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

	December 31, 2009
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$5,946,518	0.24%	$975	$5,947,493
30 days to 3 months	—	—	—	—
3 months to 36 months	400,000	3.01%	12,520	412,520

	$6,346,518	0.41%	$13,495	$6,360,013

From time to time we may make forward commitments to purchase our Agency MBS. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of December 31, 2010.

Face Value	Cost	Fair Market Value	Due to Brokers
$770,000	$790,383	$781,838	$790,383

We had contractual commitments under interest rate swap agreements as of December 31, 2010. These agreements were for a total notional amount of $4.4 billion, had an average rate of 2.15% and a weighted average term of 34 months.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At December 31, 2010, we had uncommitted repurchase facilities with 26 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 20 of these counterparties.

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

The table below sets forth the average amount of repurchase agreements outstanding during each quarter and the amount of these repurchase agreements outstanding as of the end of each quarter for the last two years. The amounts at a period end can be both above and below the average amounts for the quarter. We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end. These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
December 31, 2010	$7,326,776	$8,681,060	$8,681,060	$6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628
December 31, 2009	6,079,893	6,346,518	6,346,518	6,005,602
September 30, 2009	5,781,639	6,007,909	6,012,302	5,496,854
June 30, 2009	5,359,086	5,496,854	5,567,486	5,242,988
March 31, 2009	4,985,718	5,250,382	5,273,594	4,519,435

As of December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.4% (weighted by borrowing amount). As of December 31, 2009, our weighted average haircut was 4.80%. This rate decreased as lending conditions have stabilized, and if these conditions persist, are likely to drop further in 2011.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of December 31, 2010 and 2009, we had approximately $630 million and $558 million, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As discussed above under “—Market and Interest Rate Trends and the Effect on our Portfolio,” over the last few years the residential mortgage market in the United States has experienced difficult conditions including:

•	increased volatility of many financial assets, including agency securities and other high-quality MBS assets, due to news of potential security liquidations;

•	increased volatility and deterioration in the broader residential mortgage and MBS markets; and

•	significant disruption in financing of MBS.

Although these conditions have lessened of late, if they increased and persisted, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of haircut, any of which could make it more difficult or costly for us to obtain financing.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for agency securities, we experience margin calls at least monthly and often more frequently. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

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

As of December 31, 2010, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.6:1.

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

Pursuant to the CEO Program, during the year ended December 31, 2010, we issued 2,314,600 shares of common stock in at-the-market transactions at an average price of $29.01 per share raising net proceeds, after sales commissions and expenses, of approximately $65.7 million. We paid $1.2 million in sales commissions to Cantor during the year ended December 31, 2010. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

On September 24, 2010, we completed a secondary public common stock offering that resulted in the issuance of 7,475,000 shares of our common stock, including 975,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public for these shares was $28.75, with net proceeds to us, after underwriters’ discount and expenses, of approximately $205.6 million. We used the proceeds of this offering to purchase additional agency securities, provide working capital, and liquidity for our hedging strategy.

On January 10, 2010 we completed a secondary public common stock offering that resulted in the issuance of 11,500,000 share of our common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public was $28.75 per share, and we received net proceeds of $325,732 after the payment of underwriting discounts and expenses. We used the proceeds of this offering to purchase additional agency securities, provide working capital, and liquidity for our hedging strategy.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At December 31, 2010 and December 31, 2009, our total borrowings were approximately $8.7 billion and $6.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.6:1 and 6.8:1, respectively.

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

The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The fair values of the Company’s Agency MBS are generally determined by management by obtaining valuations for each agency security from at least three separate and independent sources and averaging the valuations.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010 and 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of December 31, 2010, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $4.4 billion of our repurchase agreements.

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

Extension Risk

We invest in agency securities, currently backed by ARMs, which have interest rates that are fixed for the early years of the loan (typically three, five, or seven years) and thereafter reset periodically on the same basis as agency securities backed by ARMs. We compute the projected weighted-average life of our agency securities backed by ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities backed by ARMs are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2010 and 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.25%)	(1.50%)
+ 0.50%	(3.0%)	(0.54%)
- 0.50%	1.48%	0.26%
- 1.00%	(3.68%)	0.38%

December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(6.03%)	(1.47%)
+ 0.50%	(1.8%)	(0.50%)
- 0.50%	(1.29%)	0.02%
- 1.00%	(3.96%)	(0.21%)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at December 31, 2010, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report appears on page F-27 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-26.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4	Form of Common Stock Certificate (2)
10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of November 5, 2007 (1)
10.2	2007 Equity Incentive Plan* (1)
10.3	2010 Equity Incentive Plan* (3)
10.4	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)
10.5	Form of Restricted Stock Award Agreement for independent directors * (1)
10.7	Form of Indemnification Agreement * (1)
12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends
21	List of subsidiaries (1)
23	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement of Form S-11 (No. 333-149314) filed with the SEC on April 22, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report of Form 8-K filed with the SEC on May 6, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: February 18, 2011	By:	/s/ Michael R. Hough
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

Date	Signature

February 18, 2011	/s/ Michael R. Hough Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

February 18, 2011	/s/ Benjamin M. Hough Benjamin M. Hough	Director

February 18, 2011	/s/ David W. Berson David W. Berson	Director

February 18, 2011	/s/ Ira G. Kawaller Ira G. Kawaller	Director

February 18, 2011	/s/ Jeffrey D. Miller Jeffrey D. Miller	Director

February 18, 2011	/s/ Thomas D. Wren Thomas D. Wren	Director

February 18, 2011	/s/ Kenneth A. Steele Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying balance sheets of Hatteras Financial Corp. as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatteras Financial Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 18, 2011

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	December 31, 2010	December 31, 2009
Assets
Mortgage-backed securities, at fair value (including pledged assets of $9,089,295 and $6,660,330 at December 31, 2010 and 2009, respectively)	$9,587,216	$6,992,771
Cash and cash equivalents	112,626	225,828
Restricted cash	75,422	61,361
Unsettled purchased mortgage-backed securities, at fair value	49,710	46,216
Accrued interest receivable	37,973	35,560
Principal payments receivable	84,151	35,917
Debt security, held to maturity, at cost	15,000	10,000
Interest rate hedge asset	23,944	7,851
Other assets	20,937	898

Total assets	$10,006,979	$7,416,402

Liabilities and shareholders’ equity
Repurchase agreements	$8,681,060	$6,346,518
Payable for unsettled securities	49,774	46,453
Accrued interest payable	3,177	2,969
Interest rate hedge liability	71,681	43,446
Dividend payable	46,116	43,440
Accounts payable and other liabilities	9,687	1,863

Total liabilities	8,861,495	6,484,689

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at December 31, 2010 and 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 46,115,990 and 36,199,911 shares issued and outstanding at December 31, 2010 and 2009, respectively	46	36
Additional paid-in capital	1,043,027	770,232
Retained earnings (accumulated deficit)	(3,480)	8,722
Accumulated other comprehensive income (loss)	105,891	152,723

Total shareholders’ equity	1,145,484	931,713

Total liabilities and shareholders’ equity	$10,006,979	$7,416,402

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

For the years ended December 31, 2010, 2009 and 2008

(In thousands, except per share amounts)	2010	2009	2008
Interest income:
Interest income on mortgage-backed securities	$263,751	$282,344	$196,322
Interest income on short-term cash investments	1,265	771	2,050

Interest income	265,016	283,115	198,372
Interest expense	95,923	96,267	104,481

Net interest income	169,093	186,848	93,891

Operating expenses:
Management fee	9,205	8,677	6,151
Share based compensation	1,432	1,296	1,190
General and administrative	2,507	2,475	1,373

Total operating expenses	13,144	12,448	8,714

Other income/(expense):
Gain on sale of mortgage-backed securities	13,551	—	—
Provision for counterparty default	—	—	(6,048)

Other income/(expense)	13,551	—	(6,048)
Net income	$169,500	$174,400	$79,129

Earnings per share - common stock, basic and diluted	$4.30	$4.82	$3.48

Weighted average shares outstanding	39,454,362	36,195,840	22,758,525

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2010, 2009, and 2008

(Dollars in thousands)	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$8	$157,249	$1,248	$6,851	$165,356
Issuance of common stock	28	610,720			610,748
Issuance of restricted stock	—	—	—	—	—
Share based compensation expense	—	1,190	—	—	1,190
Dividends declared on common stock	—	—	(83,164)	—	(83,164)
Comprehensive income:
Net income	—	—	79,129	—	79,129
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	25,524	25,524
Net unrealized loss on interest rate hedges	—	—	—	(62,496)	(62,496)

Comprehensive income					42,157

Balance at December 31, 2008	$36	$769,159	$(2,787)	$(30,121)	$736,287

Issuance of restricted stock	–	–	–	–	—
Cost of issuance of common stock		(223)			(223)
Share based compensation expense	–	1,296	–	–	1,296
Dividends declared on common stock	–	–	(162,891)	–	(162,891)
Comprehensive income:
Net income	–	–	174,400	–	174,400
Other comprehensive income:
Net unrealized gain on securities available for sale	–	–	–	156,090	156,090
Net unrealized gain on interest rate hedges	–	–	–	26,754	26,754

Comprehensive income					357,244

Balance at December 31, 2009	$36	$770,232	$8,722	$152,723	$931,713

Issuance of restricted stock	–	–	–	–	—
Issuance of common stock	10	271,363			271,373
Share based compensation expense	–	1,432	–	–	1,432
Dividends declared on common stock	–	–	(181,702)	–	(181,702)
Comprehensive income:
Net income	–	–	169,500	–	169,500
Other comprehensive income:
Net unrealized loss on securities available for sale	–	–	–	(34,898)	(34,898)
Net unrealized loss on interest rate hedges	–	–	–	(11,934)	(11,934)

Comprehensive income					122,668

Balance at December 31, 20010	$46	$1,043,027	$(3,480)	$105,891	$1,145,484

Hatteras Financial Corp.

Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(Dollars in thousands)	2010	2009	2008
Operating activities
Net income	$169,500	$174,400	$79,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium related to mortgage-backed securities	41,778	19,363	6,429
Amortization related to interest rate swap agreements	226	170	78
Share based compensation expense	1,432	1,296	1,190
Provision for counterparty default	—	—	6,048
Hedge ineffectiveness	210	(344)	195
Gain on sale of mortgage-backed securities	(13,551)	—	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(2,413)	(7,105)	(20,200)
Increase in other assets	(20,399)	(291)	(755)
Increase (decrease) accrued interest payable	208	(5,657)	3,612
(Decrease) increase in accounts payable and other liabilities	(721)	(47)	1,589

Net cash provided by operating activities	176,270	181,785	77,315

Investing activities
Purchases of mortgage-backed securities	(5,728,275)	(2,965,826)	(3,973,352)
Purchase of security, held to maturity	(5,000)	(10,000)	—
Principal repayments of mortgage-backed securities	2,467,288	1,190,153	382,355
Sale of mortgage-backed securities	563,688	—	—

Net cash used in investing activities	(2,702,299)	(1,785,673)	(3,590,997)

Financing activities
Issuance of common stock, net of cost of issuance	271,373	(223)	610,748
Cash dividends paid	(179,027)	(146,228)	(56,388)
(Increase) decrease in restricted cash on swap arrangements	(14,061)	5,366	(66,727)
Proceeds from repurchase agreements	76,875,143	63,174,301	38,138,209
Principal repayments on repurchase agreements	(74,540,601)	(61,347,217)	(34,986,885)

Net cash provided by financing activities	2,412,827	1,685,999	3,638,957
Net increase (decrease) in cash and cash equivalents	(113,202)	82,111	125,275
Cash and cash equivalents, beginning of period	225,828	143,717	18,442

Cash and cash equivalents, end of period	$112,626	$225,828	$143,717

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$95,715	$101,924	$100,869

Supplemental schedule of non-cash financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$840,157	$46,453	$104,467

Mortgage-backed securities held under defaulted repurchase agreement, including accrued interest of $301	$—	$—	$114,671

Repurchase agreement offset by default of counterparty, including accrued interest payable of $182	$—	$—	$107,582

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

December 31, 2010

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

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

Since inception through December 31, 2010, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its Agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from at least three separate and independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

Repurchase Agreements

The Company finances the acquisition of its Agency MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $1,432, $1,296, and $1,190 for the years ended December 31, 2010 and 2009, and 2008, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) on Improving Disclosures About Fair Value Measurements, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. The Company adopted the guidance related to these disclosures and the adoption did not have a material effect on the Company’s financial statements.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values of the Company’s Agency MBS and interest rate hedges based on the level of inputs are summarized below:

	December 31, 2010				December 31, 2009
	Fair Value Measurements Using			Total at	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage backed securities	$—	$9,587,216	$—	$9,587,216	$—	$6,992,771	$—	$6,992,771
Unsettled purchased mortgage backed securities	—	49,710	—	49,710	—	46,216	—	46,216
Interest rate hedges	—	23,944	—	23,944	—	7,851	—	7,851

Total	$—	$9,660,870	$—	$9,660,870	$—	$7,046,838	$—	$7,046,838

Liabilities
Forward purchase commitments*	$—	$8,545	$—	$8,545	$—	$—	$—	$—
Interest rate hedges	—	71,681	—	$71,681	—	43,446	—	$43,446

Total	$—	$80,226	$—	80,226	$—	$43,446	$—	$43,446

*This line item is located in Accounts payable and other liabilities on the balance sheet.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

The carrying values and approximate fair values of all financial instruments as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Mortgage backed securities	$9,587,216	$9,587,216	$6,992,771	$6,992,771
Unsettled purchased mortgage backed securities	49,710	49,710	46,216	46,216
Cash and cash equivalents	112,626	112,626	225,828	225,828
Restricted cash	75,422	75,422	61,361	61,361
Accrued interest receivable	37,973	37,973	35,560	35,560
Debt Security	15,000	15,000	10,000	10,000
Interest rate hedge asset	23,944	23,944	7,851	7,851
Short term investment*	19,943	19,943	—	—
Liabilities
Repurchase agreements	$8,681,060	$8,681,060	$6,346,518	$6,346,518
Payable for unsettled securities	49,774	49,774	46,453	46,453
Accrued interest payable	3,177	3,177	2,969	2,969
Interest rate hedge liability	71,681	71,681	43,446	43,446
Forward purchase commitments	8,545	8,545	—	—

* This line item is included in other assets on the balance sheet.

4. Mortgage-Backed Securities

All of the Company’s Agency MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The fair values of the Company’s Agency MBS are generally determined by management by obtaining valuations for each agency security from at least three separate and independent sources and averaging the valuations.

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

If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, the Company estimates the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2010, all of the Company’s Agency MBS values were based on third-party sources.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

To validate the prices the Company obtains, to ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, and to ensure that the Company properly classifies its assets and liabilities in the fair value hierarchy, the Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, coupon index, time to next reset and issuing agency, among other factors.

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at December 31, 2010.

	MBS	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency MBS
Fannie Mae Certificates	$6,537,472	$(18,342)	$138,626	$6,657,756
Freddie Mac Certificates	2,887,432	(14,783)	56,811	2,929,460

Total MBS	$9,424,904	$(33,125)	$195,437	$9,587,216

The following table presents certain information about the Company’s MBS at December 31, 2009.

	MBS	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency MBS
Fannie Mae Certificates	$4,850,341	$(1,290)	$127,739	$4,976,790
Freddie Mac Certificates	1,953,727	—	62,254	$2,015,981

Total MBS	$6,804,068	$(1,290)	$189,993	$6,992,771

The components of the carrying value of available-for-sale Agency MBS at December 31, 2010 and 2009 are presented below.

	December 31, 2010	December 30, 2009
Principal balance	$9,228,093	$6,702,302
Unamortized premium	196,823	101,789
Unamortized discount	(12)	(23)
Gross unrealized gains	195,437	189,993
Gross unrealized losses	(33,125)	(1,290)

Carrying value/estimated fair value	$9,587,216	$6,992,771

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

The Company monitors the performance and market value of its Agency MBS portfolio on an ongoing basis. At December 31, 2010 and 2009, the Company had the following securities in a loss position presented below:

	Less than 12 months		Less than 12 months
	as of December 31, 2010		as of December 31, 2009
	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss
Fannie Mae Certificates	$1,641,355	$(18,342)	$313,882	$(1,290)
Freddie Mac Certificates	1,186,443	(14,783)	—	—
Total temporarily impaired securities	$2,827,798	$(33,125)	$313,882	$(1,290)

The Company did not make the decision to sell the above securities as of December 31, 2010 and 2009, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s Agency MBS portfolio for the years ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Coupon interest on MBS	$305,529	$301,707	$202,751
Net premium amortization	(41,778)	(19,363)	(6,429)

Interest income on MBS, net	$263,751	$282,344	$196,322

The contractual maturity of the Company’s Agency MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s Agency MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$632,979	6.6%	3.80%	$843,019	12.0%	4.78%
19 - 36 Months	1,628,967	17.0%	5.15%	1,050,973	15.0%	5.60%
37 - 60 Months	5,195,156	54.2%	3.78%	3,717,454	53.2%	4.63%
61 - 84 Months	1,938,935	20.2%	3.46%	1,367,106	19.6%	5.00%
85 - 120 Months	191,180	2.0%	3.56%	14,219	0.2%	4.38%

Total MBS	$9,587,216	100.0%	3.94%	$6,992,771	100.0%	4.86%

Unsettled Agency MBS Purchases

While most of the Company’s purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of December 31, 2010.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Liability

$ 770,000	$790,383	$781,838	$790,383	$(8,545)

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its Agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

5. Debt Security, Held to Maturity

During 2009, the Company acquired a $10,000 debt security from a repurchase lending counterparty. The note was refinanced in 2010 and at that time the Company acquired an additional $5,000 of the debt security during the refinancing transaction for a total of $15,000 that matures May 10, 2012. The refinanced debt security bears interest at the rate of 4.5% above the three-month LIBOR rate. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At December 31, 2010 and 2009, the Company had repurchase agreements in place in the amount of $8,681,060 and $6,346,518, respectively, to finance Agency MBS purchases. As of December 31, 2010 and 2009, the weighted average interest rate on these borrowings was 0.44% and 0.41%, respectively. The Company’s repurchase agreements are collateralized by the Company’s Agency MBS and typically bear interest at rates that are based on LIBOR. At December 31, 2010 and 2009, the Company had repurchase agreements outstanding with 20 and 18 counterparties, respectively, with a weighted average contractual maturity of 0.9 month and 1.6 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

		December 31, 2010
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For the year ended December 31, 2010 and 2009, these effective hedge losses totaled $80,351 and $26,256, respectively. Ineffective gains or (losses) are recorded on a current basis in earnings and for the year ended December 31, 2010 and 2009, the Company recorded ($210) and $344 of hedge ineffectiveness gain (loss) in earnings, respectively, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $61,506 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 34 months.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract
12 months or less	$900,000	5	3.36%
Over 12 months to 24 months	400,000	22	1.75%
Over 24 months to 36 months	800,000	30	2.05%
Over 36 months to 48 months	1,100,000	43	1.95%
Over 48 months to 60 months	1,200,000	53	1.64%

Total	$4,400,000	34	2.15%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheets as of December 31, 2010 and 2009, respectively.

	Asset Derivatives				Liability Derivatives
	As of December 31, 2010		As of December 31, 2009		As of December 31, 2010		As of December 31, 2009
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate	Interest rate		Interest rate		Interest rate		Interest rate
Interest rate hedge	hedge asset	$23,944	hedge asset	$7,851	hedge liability	$71,681	hedge liability	$43,446

	Other				Account payable
Forward purchase commitment	assets	$—	—	$—	and other liabilities	$8,545	—	$—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$80,351	Interest Expense	$68,418	Interest Expense	$210

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive loss for the years ended December 31, 2010 and 2009, respectively.

	December 31, 2010	December 31, 2009
Beginning balance	$(35,742)	$(62,496)
Unrealized loss on interest rate swaps	(80,351)	(26,256)
Reclassification of net losses included in income statement	68,417	53,010

Ending balance	$(47,676)	$(35,742)

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

As of December 31, 2010, the fair value of derivatives in a net liability position related to these agreements was $47,737. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2010. At December 31, 2010 the Company was in compliance with these requirements.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

Issuance of Common Stock

In September 2010, the Company completed a secondary public offering of 7,475,000 shares of its common stock, including 975,000 shares pursuant to the underwriters’ overallotment option, at a price to the public of $28.75 per share, and received net proceeds of $205,642 after the payment of underwriting discounts and expenses.

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or though a market maker other than on an exchange. For the year ended December 31, 2010, the Company issued 2,314,600 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions, fees and expenses, of $65,731. In addition to sales commissions, the Company incurs legal, accounting and other fees associated with the issuance of shares under this program. The total amount charged to additional paid in capital in connection with the issuance of these shares in 2010 was $1,530. For the year ended December 31, 2009, the Company did not issue any shares of common stock in an at-the-market transaction. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the year ended December 30, 2010	For the year ended December 30, 2009	For the year ended December 30, 2008
Basic earnings per share:
Net income	$169,500	$174,400	$79,129

Weighted average shares	39,454.362	36,196.840	22,758.525

Basic earnings per share	$4.30	$4.82	$3.48

Diluted earnings per share:
Net income	$169,500	$174,400	$79,129

Weighted average shares	39,454,362	36,196,840	22,758,525
Potential dilutive shares from exercise of stock options	—	19,525	7,009

Diluted weighted average shares	39,454.362	36,216,365	22,765,534

Diluted earnings per share	$4.30	$4.82	$3.48

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

10. Market and Dividend Information

The New York Stock Exchange trading symbol for Hatteras’ common shares is HTS. The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Sales Price		Dividend	Sales Price		Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$28.32	$23.81	$1.20	$27.65	$21.38	$1.05
Second Quarter	30.03	11.25	1.10	28.78	22.65	1.10
Third Quarter	30.86	26.73	1.10	33.59	26.28	1.15
Fourth Quarter	31.98	28.28	1.00	31.18	26.56	1.20

11. Equity Incentive Plan

The Company’s equity incentive plans provide for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and other significant service providers. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards, and typically vest over periods of three to five years from grant date. The equity incentive plans are administered by the compensation and governance committee or by any other committee appointed by the Board of Directors or, in the absence of such a committee, by the Board of Directors. At December 31, 2010, 1,123,807 awards relating to shares of common stock remained available for grant. Unless previously terminated by the Board of Directors, awards may be granted under the equity incentive plans until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

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

	Options	Weighted Average Price on Grant Date	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of year:	81,000	$20.00	7.8	$645
Granted	—	—	—	—
Cancelled/forfeited	—	—	—	—
Exercised	(81,000)	—	—	—
Outstanding at December 31, 2010	—	$—	—	$—

Shares vested at end of year	—	$—	—	$—

Options exercisable at December 31, 2010	—	$—	—	$—

The Company recorded compensation expense of $23, $44, and $44 for each of the years ended December 31, 2010, 2009, and 2008, respectively, for options issued in 2007. The Company records compensation expense related to these options over the vesting period of the options. At December 31, 2010, the Company did not have any stock options outstanding. The remaining 27,000 of the original grant of 81,000 options vested during the year ended December 31, 2010 and 27,000 options vested in the year ended December 31, 2009. The fair value of stock options granted during the period ended December 31, 2007 was $1.63 per option. The following table presents the assumptions used to calculate the fair value of options granted during 2007, using the Black-Scholes-Merton model:

December 31, 2007
Risk-Free Interest Rate	4.0%
Expected Volatility	16.4
Dividend Yield	6.0
Expected Life	6.0 years

Restricted Stock Awards

During the year ended December 31, 2010, the Company issued 99,409 shares of restricted common stock and recognized an expense of $307 related to the vesting of these shares. The shares vest over a three or five year period. The fair market value of the shares granted was

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

determined by the closing stock market price on the date of grant. The Company also recognized $1,102 of compensation expense in the current year related to restricted shares issued in prior years. At December 31, 2010, the Company had unrecorded compensation expense of $2,666 related to the unvested shares of restricted common stock granted. This expense is expected to be recognized over a weighted average remaining period of 3.9 years as of December 31, 2010. The following table presents information about the Company’s restricted stock awards for the periods presented:

	2010		2009
	Shares of Restricted Stock	Weighted Average Fair Value on Grant Date	Shares of Restricted Stock	Weighted Average Fair Value on Grant Date
Shares non-vested at beginning of year	74,450	$21.39	118,333	$20.21
Granted	99,409	$28.21	13,784	$25.78
Cancelled/forfeited	—	—	—	—
Vested	(62,259)	$20.62	(57,667)	$20.21

Shares non-vested at end of year	111,600	$27.89	74,450	$21.39

The total fair value of restricted stock awards vested during the year ended December 31, 2010, 2009 and 2008 were $1,848, $1,647 and $1,194, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

12. Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors which includes four independent directors. The Management Agreement expires on November 5, 2011 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result in no or a capped termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the years ended December 31, 2010, 2009, and 2008, the Company incurred $9,205, $8,677 and $6,151 in management fees, respectively. In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of $1,432, $1,296, and $1,190, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the Company owed ACA $828 and $730, respectively, for the management fee, which is included in accounts payable and other liabilities.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	December 31, 2010	December 31, 2009
Unrealized gain on agency securities, net	$162,312	$188,703
Unrealized loss on unsettled securities	(64)	(238)
Unrealized loss on short term investment*	(136)	—
Unrealized loss on derivative instruments	(56,221)	(35,742)

Accumulated other comprehensive income	105,891	152,723

* This line item is included in other assets on the balance sheet.

The Company records unrealized gains and losses on its Agency MBS and swap positions as described in Notes 4 and 7, respectively.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

Comprehensive income for the years ended December 31, 2010, 2009, and 2008 consists of the following components:

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Income	$169,500	$174,400	$79,129
Unrealized gain (loss) on agency securities	(26,217)	156,090	25,524
Unrealized loss on short term investment	(136)	—	—
Unrealized gain (loss) on derivative instruments	(20,479)	26,754	(62,496)

Comprehensive income	$122,668	$357,244	$42,157

14. Contingency

On September 18, 2008, one of the Company’s lenders, Lehman Brothers, Inc. (“LBI”), defaulted under the terms of a repurchase agreement with the Company that was scheduled to renew on September 25, 2008. LBI was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008. In 2008, the Company recorded a receivable of $6,048, representing the Company’s net cost basis in the assets not returned as per terms of the repurchase agreement, and filed a claim against the estate of LBI. The Company determined that collection of this amount to be less than likely, and recorded a loss $6,048, representing the entire amount of the claim. As of December 31, 2010, the claim against Lehman is still pending.

15. Subsequent Events

On January 3, 2011, the Company issued 50,000 shares of its common stock under its at-the-market program with Cantor Fitzgerald for net proceeds of $1,490. On January 5, 2011, the Company completed a secondary public offering of 11,500,000 shares of its common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price to the public of $28.75 per share, and received net proceeds of approximately $325,732 after the payment of underwriting discounts and expenses.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

16. Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2010 and 2009.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2010 (Unaudited)	Three months Ended September 30, 2010 (Unaudited)	Three months Ended June 30, 2010 (Unaudited)	Three months Ended March 31, 2010 (Unaudited)
Interest income:
Interest income on mortgage-backed securities	$67,668	$63,701	$63,441	$68,941
Interest income on short-term cash investments	284	323	298	277

Interest income	67,952	64,024	63,739	69,218
Interest expense	24,740	24,066	23,677	23,440

Net interest income	43,212	39,958	40,062	45,778

Other income:
Gain on sale of mortgage-backed securities	5,783	6,723	–	1,044
Operating expenses:
Management fee	2,505	2,321	2,196	2,183
Share based compensation	279	463	347	342
General and administrative	572	665	707	563

Total operating expenses	3,356	3,449	3,250	3,088

Net income	$45,639	$43,232	$36,812	$43,734

Earnings per share - common stock, basic	$0.99	$1.12	$1.01	$1.21

Earnings per share - common stock, diluted	$0.99	$1.11	$1.01	$1.21

Dividends per share	$1.00	$1.10	$1.10	$1.20

Weighted average shares outstanding	46,100,493	38,765,078	36,609,290	36,241,823

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

December 31, 2010

(Dollars in thousands except per share amounts)

Hatteras Financial Corp.

Statements of Income—(Continued)

(Dollars in thousands, except per share amounts)	Three months Ended December 31, 2009 (Unaudited)	Three months Ended September 30, 2009 (Unaudited)	Three months Ended June 30, 2009 (Unaudited)	Three months Ended March 31, 2009 (Unaudited)
Interest income:
Interest income on mortgage-backed securities	$72,511	$72,442	$69,736	$67,655
Interest income on short-term cash investments	291	230	70	180

Interest income	72,802	72,672	69,806	67,835
Interest expense	23,314	23,656	23,301	25,996

Net interest income	49,488	49,016	46,505	41,839

Operating expenses:
Management fee	2,178	2,172	2,166	2,161
Share based compensation	332	332	321	311
General and administrative	649	745	522	559

Total operating expenses	3,159	3,249	3,009	3,031

Other income/expense:
Provision for counterparty default	—	—	—	—

Total expenses	3,159	3,249	3,009	3,031
Net income	$46,329	$45,767	$43,496	$38,808

Earnings per share—common stock, basic	$1.28	1.26	$1.20	$1.07

Earnings per share—common stock, diluted	$1.28	1.26	$1.20	$1.07

Dividends per share	$1.20	$1.15	$1.10	$1.05

Weighted average shares outstanding	36,199,911	36,199,911	36,193,070	36,190,316

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp. as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Hatteras Financial Corp. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 18, 2011