Form 10-Q
period 2011-03-31
Hatteras Financial Corp
filed 2011-04-29
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common Stock ($0.001 par value)	74,746,570

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited) March 31, 2011	December 31, 2010
Assets
Mortgage-backed securities, at fair value (including pledged assets of $12,026,328 and $9,089,295 at March 31, 2011 and December 31, 2010, respectively)	$12,970,214	$9,587,216
Cash and cash equivalents	268,881	112,626
Restricted cash	91,902	75,422
Unsettled purchased mortgage-backed securities, at fair value	279,416	49,710
Accrued interest receivable	49,095	37,973
Principal payments receivable	51,872	84,151
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	42,569	23,944
Other assets	21,197	20,937

Total assets	$13,790,146	$10,006,979

Liabilities and shareholders’ equity
Repurchase agreements	$11,495,749	$8,681,060
Payable for unsettled securities	280,733	49,774
Accrued interest payable	2,256	3,177
Interest rate hedge liability	54,753	71,681
Dividend payable	58,072	46,116
Accounts payable and other liabilities	4,043	9,687

Total liabilities	11,895,606	8,861,495

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 100,000 shares authorized, 72,571,570 and 46,115,990 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	72	46
Additional paid-in capital	1,789,924	1,043,027
Retained earnings (accumulated deficit)	(4,329)	(3,480)
Accumulated other comprehensive income	108,873	105,891

Total shareholders’ equity	1,894,540	1,145,484

Total liabilities and shareholders’ equity	$13,790,146	$10,006,979

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Interest income:
Interest income on mortgage-backed securities	$86,935	$68,941
Interest income on short-term cash investments	340	277

Interest income	87,275	69,218
Interest expense	26,194	23,440

Net interest income	61,081	45,778

Other income:
Gain on sale of mortgage-backed securities	—	1,044
Operating expenses:
Management fee	3,092	2,183
Share based compensation	207	342
General and administrative	559	563

Total operating expenses	3,858	3,088

Net income	$57,223	$43,734

Earnings per share - common stock, basic	$0.96	$1.21

Earnings per share - common stock, diluted	$0.96	$1.21

Dividends declared per share	$1.00	$1.20

Weighted average shares outstanding	59,442,488	36,241,823

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2011

(Unaudited)

(Dollars in thousands)	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$46	$1,043,027	$(3,480)	$105,891	$1,145,484
Issuance of restricted stock	—	—	—	—	—
Issuance of common stock	26	746,690	—	—	746,716
Share based compensation expense	—	207	—	—	207
Dividends declared on common stock	—	—	(58,072)	—	(58,072)
Comprehensive income:
Net income	—	—	57,223	—	57,223
Other comprehensive income:
Net unrealized loss on securities available for sale	—	—	—	(38,751)	(38,751)
Net unrealized gain on derivative instruments	—	—	—	41,733	41,733

Comprehensive income					60,205

Balance at March 31, 2011	$72	$1,789,924	$(4,329)	$108,873	$1,894,540

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Operating activities
Net income	$57,223	$43,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	12,854	9,214
Amortization related to interest rate swap agreements	63	54
Share based compensation expense	207	342
Hedge ineffectiveness	145	213
Gain on sale of mortgage-backed securities	—	(1,044)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(11,122)	1,884
(Increase) decrease in other assets	(227)	197
Decrease in accrued interest payable	(921)	(277)
Increase (decrease) in accounts payable and other liabilities	211	(86)

Net cash provided by operating activities	58,433	54,231

Investing activities
Purchases of mortgage-backed securities	(4,030,834)	(400,895)
Principal repayments of mortgage-backed securities	629,847	427,450
Sale of mortgage-backed securities	—	30,529

Net cash (used in) provided by investing activities	(3,400,987)	57,084

Financing activities
Issuance of common stock, net of cost of issuance	746,716	6,878
Cash dividends paid	(46,116)	(43,440)
Increase in restricted cash	(16,480)	(1,255)
Proceeds from repurchase agreements	30,797,598	17,862,540
Principal repayments on repurchase agreements	(27,982,909)	(18,106,397)

Net cash provided by (used in) financing activities	3,498,809	(281,674)
Net increase (decrease) in cash and cash equivalents	156,255	(170,359)
Cash and cash equivalents, beginning of period	112,626	225,828

Cash and cash equivalents, end of period	$268,881	$55,469

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$27,115	$23,718

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$1,844,750	$364,773

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

March 31, 2011

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Since inception through March 31, 2011, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

March 31, 2011

(Dollars in thousands except per share amounts)

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $207 and $342 for the three months ended March 31, 2011 and 2010, respectively.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the two class method, as described in the ASC Topic on Earnings Per Share, which takes into account certain adjustments related to participating securities. Net income available to holders of common stock after deducting dividends on unvested participating securities if antidilutive, is divided by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values of the Company’s Agency MBS and interest rate hedges based on the level of inputs are summarized below:

	March 31, 2011
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
Assets
Mortgage backed securities	$—	$12,970,214	$—	$12,970,214
Unsettled purchased mortgage backed securities	—	279,416	—	279,416
Interest rate hedges	—	42,569	—	42,569

Total	$—	13,292,199	$—	13,292,199

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Liabilities
Interest rate hedges	$—	$54,753	$—	$54,753
Forward purchase commitments*		2,690		2,690

Total	$—	$57,443	$—	$57,443

*	Located in other liabilities on the balance sheet.

The carrying values and approximate fair values of all financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$12,970,214	$12,970,214	$9,587,216	$9,587,216
Unsettled purchased mortgage backed securities	279,416	279,416	49,710	49,710
Cash and cash equivalents	268,881	268,881	112,626	112,626
Restricted cash	91,902	91,902	75,422	75,422
Accrued interest receivable	49,095	49,095	37,973	37,973
Debt Security	15,000	15,000	15,000	15,000
Interest rate hedge asset	42,569	42,569	23,944	23,944
Short term investment*	19,976	19,976	19,943	19,943
Liabilities
Repurchase agreements	$11,495,749	$11,495,749	$8,681,060	$8,681,060
Payable for unsettled securities	280,733	280,733	49,774	49,774
Accrued interest payable	2,256	2,256	3,177	3,177
Interest rate hedge liability	54,753	54,753	71,681	71,681
Forward purchase commitments	2,690	2,690	8,545	8,545

*	This line item is included in other assets on the balance sheet.

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

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

If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, the Company estimates the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2011, all of the Company’s Agency MBS values were based on third-party sources.

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

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at March 31, 2011.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$9,196,388	$(35,248)	$129,444	$9,290,584
Freddie Mac Certificates	3,648,928	(21,847)	52,549	3,679,630

Total MBS	$12,845,316	$(57,095)	$181,993	$12,970,214

The following table presents certain information about the Company’s MBS at December 31, 2010.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$6,537,472	$(18,342)	$138,626	$6,657,756
Freddie Mac Certificates	2,887,432	(14,783)	56,811	2,929,460

Total MBS	$9,424,904	$(33,125)	$195,437	$9,587,216

The components of the carrying value of available-for-sale MBS at March 31, 2011 and December 31, 2010 are presented below.

	March 31, 2011	December 31, 2010
Principal balance	$12,562,049	$9,228,093
Unamortized premium	283,278	196,823

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Unamortized discount	(11)	(12)
Gross unrealized gains	181,993	195,437
Gross unrealized losses	(57,095)	(33,125)

Carrying value/estimated fair value	$12,970,214	$9,587,216

The Company monitors the performance and market value of its Agency MBS portfolio on an ongoing basis. At March 31, 2011 and December 31, 2010, the Company had the following securities in a loss position presented below:

	Less than 12 months as of March 31, 2011		Less than 12 months as of December 31, 2010
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$4,274,582	$(35,248)	1,641,355	(18,342)
Freddie Mac Certificates	2,063,687	(21,847)	1,186,443	(14,783)

Total temporarily impaired securities	$6,338,269	$(57,095)	2,827,798	(33,125)

The Company did not make the decision to sell the above securities as of March 31, 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s Agency MBS portfolio for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
Coupon interest on MBS	$99,789	$78,155
Net premium amortization	(12,854)	(9,214)

Interest income on MBS, net	$86,935	$68,941

The contractual maturity of the Company’s Agency MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be less than the stated maturity. The following table presents certain information about the Company’s Agency MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$736,522	5.6%	3.98%	$632,979	6.6%	3.80%
19 - 36 Months	1,381,680	10.7%	5.05%	1,628,967	17.0%	5.15%
37 - 60 Months	7,325,011	56.5%	3.53%	5,195,156	54.2%	3.78%
61 - 84 Months	3,351,355	25.8%	3.41%	1,938,935	20.2%	3.46%
85 - 120 Months	175,646	1.4%	3.92%	191,180	2.0%	3.56%

Total MBS	$12,970,214	100.0%	3.69%	$9,587,216	100.0%	3.94%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Unsettled Agency MBS Purchases

While most of the Company’s purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of March 31, 2011.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Liability
$1,525,700	$1,564,018	$1,561,328	$1,564,018		$(2,690)

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its Agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

5. Debt Security, Held to Maturity

The Company acquired a $15,000 debt security from a repurchase lending counterparty that matures May 10, 2012. The debt security bears interest at the rate of 4.5% above the three-month LIBOR rate. The Company estimates the fair value of this note to approximate amortized cost based on the prices of other securities with similar maturities, considering the coupon, the lack of marketability and the non-public nature of the issuer.

6. Repurchase Agreements

At March 31, 2011 and December 31, 2010, the Company had repurchase agreements in place in the amount of $11,495,749 and $8,681,060, respectively, to finance Agency MBS purchases. At March 31, 2011 and December 31, 2010, the weighted average interest rate on these borrowings was 0.30% and 0.44%, respectively. The Company’s repurchase agreements are collateralized by the Company’s Agency MBS and typically bear interest at rates that are based on LIBOR. At March 31, 2011 and December 31, 2010, the Company had repurchase agreements outstanding with 23 and 20 counterparties, respectively, with a weighted average contractual maturity of 0.8 months and 0.9 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31, 2011		December 31, 2010
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$11,395,749	0.28%	$7,530,317	0.38%
30 days to 3 months	—	—	1,050,743	0.60%
3 months to 36 months	100,000	2.96%	100,000	2.96%

	$11,495,749	0.30%	$8,681,060	0.44%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, these effective hedge losses totaled $18,255 and $28,250, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended March 31, 2011 and 2010, the Company recorded $145 and $213, respectively, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $87,480 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 38 months. The table below shows the remaining term of the Company’s interest rate swaps as of March 31, 2011.

Maturity	Notional Amount	Remaining Term in Months	Fixed Interest Rate in Contract
12 months or less	$600,000	4	3.39%
Over 12 months to 24 months	600,000	20	1.86%
Over 24 months to 36 months	1,000,000	31	1.80%
Over 36 months to 48 months	2,700,000	43	1.85%
Over 48 months to 60 months	1,600,000	51	1.66%

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Total	$6,500,000	38	1.94%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2011 and December 31, 2010, respectively.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate hedge	Interest rate hedge asset	$42,569	Interest rate hedge asset	$23,944	Interest rate hedge liability	$54,753	Interest rate hedge liability	$71,681
Forward purchase commitment	Other assets	$179	—	$—	Account payable and other liabilities	$2,690	—	$8,545

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$18,255	Interest Expense	$17,473	Interest Expense	$145

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Interest Rate	$28,250	Interest Expense	$16,869	Interest Expense	$213

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

	March 31, 2011	December 31, 2010
Beginning balance	$(47,676)	$(35,742)
Unrealized loss on interest rate swaps	18,225	(80,351)
Reclassification of net losses included in income statement	17,473	68,417

Ending balance	$(11,978)	$(47,676)

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

As of March 31, 2011, the fair value of derivatives in a net liability position related to these agreements was $12,184. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2011. At March 31, 2011 the Company was in compliance with these requirements.

8. Capital Stock

Issuance of Common Stock

On January 5, 2011, the Company completed a secondary public offering of 11,500,000 shares of its common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price to the public of $28.75 per share, and received net proceeds of approximately $325,707 after the payment of underwriting discounts and expenses.

On March 18, 2011, the Company completed a secondary public offering of 14,500,000 shares of its common stock at a price to the public of $28.50 per share, and received net proceeds of approximately $407,606 after the payment of underwriting discounts and expenses.

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or through a market maker other than on an exchange. For the three months ended March 31, 2011, the Company issued 450,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $13,404. In addition to sales commission, the Company incurs legal, accounting and other fees associated with the issuance of shares under this program. The total amount charged to additional paid in capital in connection with the issuance of these shares was $235 for the three months ended March 31, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the three months ended
	March 31, 2011	March 31, 2010
Basic earnings per share:
Net income	$57,223	$43,734

Weighted average shares	59,442	36,242

Basic earnings per share	$0.96	$1.21

Diluted earnings per share:
Net income	$57,223	$43,734

Weighted average shares	59,442	36,242
Potential dilutive shares from exercise of stock options	—	20

Diluted weighted average shares	59,442	36,262

Diluted earnings per share	$0.96	$1.21

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

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended March 31, 2011 and 2010, the Company incurred $3,092 and $2,183 in management fees, respectively. In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of $207 and $342, for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company owed ACA $1,146 and $828, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	March 31, 2011	December 31, 2010
Unrealized gain on securities, net	$124,898	$162,312
Unrealized loss on unsettled securities	(1,317)	(64)
Unrealized loss on short term investment*	(220)	(136)
Unrealized loss on derivative instruments	(14,488)	(56,221)

Accumulated other comprehensive income	$108,873	$105,891

*	This line item is included in other assets on the balance sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income for the three months ended March 31, 2011 and 2010 consists of the following components:

Three months ended

Hatteras Financial Corp.

Notes to Financial Statements—(Continued)

March 31, 2011

(Dollars in thousands except per share amounts)

	March 31, 2011	March 31, 2010
Net Income	$57,223	$43,734
Unrealized (loss) gain on securities	(38,751)	1,913
Unrealized gain (loss) on derivative instruments	41,733	(11,381)

Comprehensive income	$60,205	$34,266

12. Subsequent Events

On April 1, 2011, the Company issued 2,175,000 shares pursuant to the underwriters’ overallotment option from its March 18, 2011 secondary offering at a price to the public of $28.75 per share and received gross proceeds of approximately $61,985 before the payment of underwriting discounts and expenses.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.

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

Overview

We are an externally-managed mortgage REIT that invests primarily in single-family residential mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as the Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Fannie Mae and Freddie Mac). We refer to these securities as “agency securities.” We were incorporated in Maryland in September 2007 and commenced operations in November 2007. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTS.”

We are externally-managed and advised by our manager, Atlantic Capital Advisors LLC.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate any exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging techniques, relying primarily on interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swap options to protect against adverse interest rate movements.

We focus on agency securities consisting of mortgage loans with short effective durations, which we believe reduces the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

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

Our focus on asset selection is to own assets with short duration and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of whole-pool, pass-through certificates that are backed by ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of March 31, 2011, our portfolio consisted of approximately $14.8 billion in market value of Agency MBS with a weighted average initial fixed-interest rate period of 57 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since January 1, 2008:

(in thousands except per share amounts)

As of	Agency MBS (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99

September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07
December 31, 2008	$5,211,730	$4,519,435	$736,287	36,186	$20.35	$0.73
September 30, 2008	$4,974,648	$4,569,262	$527,220	26,777	$19.69	$1.11
June 30, 2008	$5,097,189	$4,387,739	$561,176	26,777	$20.96	$0.88
March 31, 2008	$3,036,826	$2,739,631	$329,400	15,268	$21.57	$0.71

(1)	Includes unsettled purchases and forward commitments to purchase agency MBS.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past few years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of residential MBS, including agency securities. While these markets recovered a great deal in 2010, further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. If volatile market conditions returned, our lenders may be forced to exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a report entitled “Reforming America’s Housing Finance Market” to congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve’s programs to purchase Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. Beginning in November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month.

An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this generally has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

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

	30-Day LIBOR	Federal Funds
March 31, 2011	0.24%	0.25%
December 31, 2010	0.26%	0.25%
September 30, 2010	0.26%	0.25%
June 30, 2010	0.35%	0.25%
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
March 31, 2011	5.61%	22.44%
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%

Investing the Proceeds of our Offerings

Due to the restrictions requiring the distribution of REIT income, our ability to grow the company is based on raising additional equity capital. We began operations following the closing of our initial private offering on November 5, 2007. We raised additional private equity again in February 2008 and completed our initial public offering in April 2008. We have completed four follow-on offering transactions since that time. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,463
September 21, 2010	7,475,000	$28.75	$205,642
January 5, 2011	11,500,000	$28.75	$325,707
March 18, 2011 (2)	16,675,000	$28.50	$468,765

(1)	After deducting underwriting costs and other fees and costs associates with issuance.
(2)	Includes shares from underwriters’ overallotment option that were settled in April 2011.

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

Book Value per Share

As of March 31, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $26.11, an increase of $1.27, from $24.84 at December 31, 2010. We completed two underwritten common stock offerings during the first quarter of 2011, and sold shares of common stock under our controlled equity offering program (the “CEO Program”) program, all of which was done at prices which were accretive to our then current book value per share. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Also, there are other factors, such as credit perceptions, which may affect these values so at times they may move in the same direction. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83

March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20
December 31, 2008	$21.26	(0.08)	0.90	(1.73)	$20.35
September 30, 2008	$21.37	0.12	(1.88)	0.08	$19.69
June 30, 2008	$21.37	0.06	(0.75)	0.28	$20.96
March 31, 2008	$20.72	0.44	0.55	(0.14)	$21.57

Investments

Agency Securities

As of March 31, 2011 and December 31, 2010, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.25 and 102.13, respectively, of face value . As of March 31, 2011 and December 31, 2010, we had approximately $283.3 million and $196.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2011, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	5.6%	$699,988	3.98%	$101.45	$710,137	$105.22	$736,522
19-36	10.7%	1,302,340	5.05%	$101.32	1,319,554	$106.09	1,381,680
37-60	56.5%	7,095,476	3.53%	$102.33	7,260,497	$103.23	7,325,011
61-84	25.8%	3,292,465	3.41%	$102.57	3,377,221	$101.79	3,351,355
85-120	1.4%	171,780	3.92%	$103.57	177,907	$102.25	175,646

Total MBS	100.0%	$12,562,049	3.69%	$102.25	$12,845,316	$103.25	$12,970,214

As of December 31, 2010, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	6.6%	$605,242	3.80%	$101.54	$614,569	$104.58	$632,978
19-36	17.0%	1,535,856	5.15%	$101.29	1,555,726	$106.06	1,628,967
37-60	54.2%	5,001,576	3.78%	$102.13	5,107,959	$103.87	5,195,156
61-84	20.2%	1,897,287	3.46%	$102.88	1,951,899	$102.20	1,938,935
85-120	2.0%	188,132	3.56%	$103.52	194,751	$101.62	191,180

Total MBS	100.0%	$9,228,093	3.94%	$102.13	$9,424,904	$103.89	$9,587,216

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$9,290,584	71.6%	$6,657,756	69.4%
Freddie Mac Certificates	3,679,630	28.4%	2,929,460	30.6%

Total MBS	$12,970,214		$9,587,216

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder as Fannie Mae pays their principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of March 31, 2011 and December 31, 2010, the ARMs underlying our agency securities had fixed interest rates for an average period of approximately 55 and 53 months, respectively, after which time the interest rates reset and become adjustable annually. At March 31, 2011, 97.4% of our Agency MBS were still in their initial fixed-rate period, and approximately 1.1% of our Agency MBS will reach the end of their initial fixed-rate period in the next 12 months.

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

While most of the our purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain to-be-announced securities (“TBAs”) do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase MBS forward for the purposes of holding the securities for investment, we consider all our Agency MBS, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2011 and December 31, 2010, we had established 28 and 26 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at March 31, 2011 and December 31, 2010 of $11.5 billion and $8.7 billion, respectively.

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

As of March 31, 2011, we had entered into 63 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in such a way as to assure realizing attractive net interest margins. Such hedge selection incorporates an assumed prepayment schedule, which, if not realized, will cause hedged results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $6.5 billion of borrowings under our repurchase agreements.

Summary Financial Data

	Three months ended (unaudited)
(in thousands, except per share amounts)	March 31, 2011	March 31, 2010
Statement of Income Data
MBS interest income	$86,935	$68,941
Other interest income	$340	$277
Interest Expense	(26,194)	(23,440)

Net Interest Income	61,081	45,778
Operating Expenses	(3,858)	(3,088)
Gain on sale of mortgage-backed securities	—	1,044

Net Income	$57,223	$43,734

Earnings per share-common stock, basic	$0.96	$1.21
Earnings per share-common stock, diluted	$0.96	$1.21
Weighted average shares outstanding	59,442,488	36,241,823
Distributions per common share	$1.00	$1.20
Key Portfolio Statistics
Average MBS (1)	$10,883,248	$6,733,004
Average Repurchase Agreements (2)	$9,983,197	$6,222,923
Average Equity (3)	$1,497,223	$941,919
Average Portfolio Yield (4)	3.20%	4.10%
Average Cost of Funds (5)	1.05%	1.51%
Interest Rate Spread (6)	2.15%	2.59%
Return on Average Equity (7)	15.29%	18.57%
Average Annual Portfolio Repayment Rate (8)	22.44%	36.04%
Debt to Equity (at period end) (9)	6.1:1	6.6:1
Debt to Additional Paid in Capital at period end) (10)	6.4:1	7.9:1
Selected Balance Sheet Data
Mortgage-backed securities	$12,970,214	$6,758,843
Total Assets	13,790,146	7,224,131
Repurchase Agreements	11,495,749	6,102,661
Long Term Repurchase Agreements	—	100,000
Stockholder’s Equity	1,894,540	929,433

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in Agency MBS was calculated by dividing the sum of our daily Agency MBS investments during the period by the number of days in the period.
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

Results of Operations

Three months ended March 31, 2011 and 2010

We raised equity capital two times during the quarter ended March 31, 2011, issuing 28.2 million shares of common stock and raising additional common equity of approximately $794 million. These changes were material to our company, and significantly affect the results we report. Similar to September of 2010, we believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical,, often purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some quarterly comparisons will not be meaningful or may be misleading.

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended March 31, 2011 was $87.2 million, as compared to $69.2 million for the quarter ended March 31, 2010. The most significant factor in this increase was the larger securities portfolio. Our average MBS for the quarter ended March 31, 2011 was $10.9 billion as compared to $6.7 billion for the quarter ended March 31, 2010. The increase in our interest income is not proportionate to the increase in average MBS because the coupon rate on our recent purchases was at lower rates than in the portfolio in the comparable quarter. Our weighted average coupon at March 31, 2011 was 3.69%, as compared to 4.76% at March 31, 2010. As mortgage rates rise and fall, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio. The gross coupon on our MBS is the most significant factor of the yield on our portfolio. Our annualized yield of average assets for the quarter ended March 31, 2011 was 3.20% as compared to 4.10% for the quarter ended March 31, 2010, reflecting the decline of overall mortgage rates on new securities purchased throughout the last year.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended March 31, 2011 was 22.44%, which was significantly lower than the rate of 36.04% for the three months ended March 31, 2010. The rate for the quarter ended March 31, 2010 was elevated as compared to the current quarter primarily due to the impact of Fannie Mae and Freddie Mac repurchasing delinquent mortgages from existing MBS. It is difficult to estimate repayment speeds for future periods, especially in the current economic environment. Historically, when mortgage rates fall dramatically, the prepayment of the underlying mortgages has tended to increase significantly. However, the current condition of the U.S. economy and housing market has inhibited, and may continue to inhibit, some homeowners’ ability to purchase a new home or refinance an existing mortgage, keeping prepayment rates slower than expected. To promote national housing market stability and economic growth the U.S. Government has been significantly active in the mortgage market and their ability to influence the market poses a significant risk to the sustainability of our current earnings.

Our interest expense for the quarter ended March 31, 2011 was $26.2 million as compared to $23.4 million for the quarter ended March 31, 2010. Our average borrowings increased from $6.2 billion for the quarter ended March 31, 2010 to $10.0 billion for the quarter ended March 31, 2011, due to the increase in portfolio size. Although our borrowings increased, our total interest expense increased by a lesser amount due a lower overall cost of funds. Our annualized average cost of funds, including hedges, was 1.05% for the quarter ended March 31, 2011, as compared to 1.51% for the quarter ended March 31, 2010. The components of our cost of funds are 1) rates on our repurchase agreement, and 2) rates on our interest rate swaps. While short term borrowing rates were relatively unchanged between the periods, we had some longer term repurchase agreements and interest rate swaps with higher rates expire during the past year. Although we added to our total interest rate swap position, the lower rate environment allowed us to both decrease our average rate as well as extend the average term of our swap positions.

Our net interest income for the quarter ended March 31, 2011 was $61.1 million, and our net interest margin, or “spread”, was 2.15%. For the quarter ended March 31, 2010 our net interest income was $45.8 million and our spread was 2.59%. This decrease in our spread was due to our decreased yield, as described above, mitigated by a lower cost of funds, as compared to a year ago. While the dollar figure is more influenced by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance. We realized gains on the sale of securities in the first quarter of 2010 of $1.0 million, as we sold certain of our MBS we thought likely to underperform in the future as compared with other investment opportunities. We sold no securities during the first quarter of 2011.

Our total operating expenses for the quarters ended March 31, 2011 and 2010 were $3.9 million and $3.1 million, respectively. This equates to an annualized expense ratio of 103 and 131 basis points, respectively, of average equity. While our expenses increased slightly, the increase in our average equity, which was due to the additional equity capital raised in our offerings, decreased the ratio as compared to a year ago.

Our net income for the quarter ended March 31, 2011 was $57.2 million or $0.96 per weighted average share. This represents an annualized return on average equity of 15.29% for the period. For the quarter ended March 31, 2010, our net income was $43.7 million or $1.21 per weighted average share, and the annualized return on average equity was 18.57%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to two factors. First, we had a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace. In addition, our equity capital offerings diluted our earnings per share as putting additional funds to work takes between two and three months on average.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

	March 31, 2011
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$11,395,749	0.28%	$2,017	$11,397,766
30 days to 3 months	—	—	—	—
3 months to 36 months	100,000	2.96%	931	100,931

	$11,495,749	0.30%	$2,948	$11,498,697

	December 31, 2010
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2011. These agreements were for a total notional amount of $6.5 billion, had a weighted average rate of 1.94% and a weighted average term of 38 months.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At March 31, 2011, we had uncommitted repurchase facilities with 28 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

The table below sets forth the average amount of repurchase agreements outstanding during each quarter and the amount of these repurchase agreements outstanding as of the end of each quarter since January 1, 2009. The amounts at a period end can be both above and below the average amounts for the quarter. We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end. These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
March 31, 2011	$9,983,197	$11,495,749	$11,495,749	$8,566,200
December 31, 2010	$7,326,776	$8,681,060	$8,681,060	$6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811

March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628
December 31, 2009	6,079,893	6,346,518	6,346,518	6,005,602
September 30, 2009	5,781,639	6,007,909	6,012,302	5,496,854
June 30, 2009	5,359,086	5,496,854	5,567,486	5,242,988
March 31, 2009	4,985,718	5,250,382	5,273,594	4,519,435

As of March 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.5% (weighted by borrowing amount). As of December 31, 2010, our weighted average haircut was approximately 4.4%. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall above a certain minimum threshold. This threshold is usually between $50,000 and $150,000. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of March 31, 2011 and December 31, 2010, we had approximately $1.2 billion and $630 million, respectively in agency securities, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of March 31, 2011, the weighted average haircut under our repurchase facilities was approximately 4.49%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.1:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During the first quarter of 2011, we received funds from sales of our common stock under an “at-the-market” offering program and from two fully underwritten offering we completed in January and March.

Under the terms of our Sales Agreement for our CEO Program, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor Fitzgerald & Co. (“Cantor”) acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or to or through a market maker other than on an exchange. Under the Sales Agreement, Cantor will use its commercially reasonable efforts consistent with its normal sales and trading practices to sell the shares of common stock as directed by us. The compensation payable to for sales of shares of common stock pursuant to the Sales Agreement will be up to 2% of the gross sales price per share for any shares sold under the Sales Agreement.

During the three months ended March 31, 2011, we issued 450,000 shares of common stock in at-the-market transactions at an average price of $30.31 per share raising net proceeds, after sales commissions and expenses, of approximately $13.4 million. We paid $0.2 million in sales commissions to Cantor during the three months ended March 31, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

On January 10, 2010 we completed a secondary public common stock offering that resulted in the issuance of 11,500,000 share of our common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public was $28.75 per share, and we received net proceeds of $325.7 million after the payment of underwriting discounts and expenses.

On March 18, 2011, we completed another secondary public offering of 14,500,000 shares of our common stock at a price to the public of $28.50 per share, and received net proceeds of approximately $407.6 million after the payment of underwriting discounts and expenses. As part of this transaction, we issued an additional 2,175,000 shares of common stock pursuant to the underwriters’ overallotment option for net proceeds to us of $61.2 million.

We used the proceeds of these offerings to purchase additional agency securities, provide working capital, and to provide liquidity for our hedging strategy.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At March 31, 2011 and December 31, 2010, our total borrowings were approximately $11.5 billion and $8.7 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.1:1 and 7.6:1, respectively. Our leverage was lower on March 31, 2011 due to the effect of the new capital from our equity raise which was not deployed at that time. Also, we have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Also, our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

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

We seek to mitigate interest rate risk through utilization of extended term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of March 31, 2011, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $6.5 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(8.21%)	(1.75%)
+0.50%	(3.49%)	(0.53%)
-0.50%	0.97%	0.15%
-1.00%	(4.57)%	0.10%

December 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.25%)	(1.50%)
+0.50%	(3.0%)	(0.54%)
-0.50%	1.48%	0.26%
-1.00%	(3.68%)	0.38%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at March 31, 2011 and December 31, 2010, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, a hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

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
(3)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2011(Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three months ended March 31, 2011and 2010; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2011; (iv)

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010; and (v) Notes to Financial Statements (Unaudited) for the quarter ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: April 28, 2011	BY:	/S/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (3)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (3)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (3)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (3)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (3)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on February 20, 2008, as amended.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement filed on Form S-11 (File No. 333-149314) filed with the SEC on April 22, 2008.
(3)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2011(Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three months ended March 31, 2011and 2010; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2011; (iv) Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011and 2010; and (v) Notes to Financial Statements (Unaudited) for the quarter ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.