Form 10-Q
period 2011-06-30
Hatteras Financial Corp
filed 2011-08-01
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common Stock ($0.001 par value)	75,186,570

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited) June 30, 2011	December 31, 2010
Assets

Mortgage-backed securities, at fair value
(including pledged assets of $15,444,263 and $9,089,095 at June 30, 2011 and December 31, 2010, respectively)	$16,416,897	$9,587,216
Cash and cash equivalents	233,213	112,626
Restricted cash	159,469	75,422
Unsettled purchased mortgage-backed securities, at fair value	23,995	49,710
Accrued interest receivable	60,502	37,973
Principal payments receivable	91,268	84,151
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	4,137	23,944
Other assets	23,208	20,937

Total assets	$17,027,689	$10,006,979

Liabilities and shareholders’ equity
Repurchase agreements	$14,800,594	$8,681,060
Payable for unsettled securities	23,958	49,774
Accrued interest payable	2,571	3,177
Interest rate hedge liability	117,536	71,681
Dividend payable	75,092	46,116
Accounts payable and other liabilities	1,332	9,687

Total liabilities	15,021,083	8,861,495

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 75,091,570 and 46,115,990 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	75	46
Additional paid-in capital	1,861,135	1,043,027
Retained earnings	(1,877)	(3,480)
Accumulated other comprehensive income	147,273	105,891

Total shareholders’ equity	2,006,606	1,145,484

Total liabilities and shareholders’ equity	$17,027,689	$10,006,979

See accompanying notes.

2

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010

Interest income:
Interest income on mortgage-backed securities	$113,188	$63,441	$200,123	$132,382
Interest income on short-term cash investments	331	298	671	575

Interest income	113,519	63,739	200,794	132,957

Interest expense	35,910	23,677	62,104	47,117

Net interest income	77,609	40,062	138,690	85,840

Other income:
Gain on sale of mortgage-backed securities	4,405	—	4,405	1,044

Operating expenses:
Management fee	3,531	2,196	6,623	4,379
Share based compensation	194	347	401	690
General and administrative	746	707	1,305	1,269

Total operating expenses	4,471	3,250	8,329	6,338

Net income	$77,543	$36,812	$134,766	$80,546

Earnings per share – common stock, basic	$1.04	$1.01	$2.01	$2.21

Earnings per share – common stock, diluted	$1.04	$1.01	$2.01	$2.21

Dividends per share	$1.00	$1.10	$2.00	$2.30

Weighted average shares outstanding	74,807,174	36,609,290	67,167,275	36,426,572

See accompanying notes.

3

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2011

(Unaudited)

(Dollars in thousands)	Common Stock Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	$46	$1,043,027	$(3,480)	$105,891	$1,145,484
Issuance of common stock	29	817,707	—	—	817,736
Share based compensation	—	401	—	—	401
Dividends declared on common stock	—	—	(133,163)	—	(133,163)
Comprehensive income:
Net income	—	—	134,766	—	134,766
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	96,950	96,950
Net unrealized loss on derivative instruments	—	—	—	(55,568)	(55,568)

Comprehensive income					176,148

Balance at June 30, 2011	$75	$1,861,135	$(1,877)	$147,273	$2,006,606

See accompanying notes.

4

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Operating activities
Net income	$134,766	$80,546
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	30,610	20,534
Amortization related to interest rate swap agreements	151	110
Share based compensation expense	401	690
Hedge ineffectiveness	386	261
Gain on sale of mortgage-backed securities	(4,405)	(1,044)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(22,529)	4,055
Increase in other assets	(1,200)	(4,299)
Decrease in accrued interest payable	(606)	(475)
Increase (decrease) in accounts payable and other liabilities	125	(687)

Net cash provided by operating activities	137,699	99,691

Investing activities
Purchases of mortgage-backed securities	(8,394,241)	(1,137,688)
Principal repayments of mortgage-backed securities	1,267,891	1,323,000
Sale of mortgage-backed securities	360,203	30,529

Net cash (used in) provided by investing activities	(6,766,147)	215,841

Financing activities
Issuance of common stock, net of cost of issuance	817,736	32,974
Cash dividends paid	(104,188)	(87,206)
Increase in restricted cash	(84,047)	(33,653)
Proceeds from repurchase agreements	72,246,435	35,332,262
Principal repayments on repurchase agreements	(66,126,901)	(35,695,782)

Net cash provided by (used in) financing activities	6,749,035	(451,405)

Net increase (decrease) in cash and cash equivalents	120,587	(135,873)
Cash and cash equivalents, beginning of period	112,626	225,828

Cash and cash equivalents, end of period	$233,213	$89,955

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$62,709	$47,593

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$260,415	$850,634

See accompanying notes.

5

Hatteras Financial Corp.

Notes to Financial Statements

June 30, 2011

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Since inception through June 30, 2011, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $194 and $347 for the three months ended June 30, 2011 and 2010, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $401 and $690 for the six months ended June 30, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued an Accounting Standard Update, (“ASU”) ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements regarding repurchase agreements. In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets by having the ability to repurchase such assets. Based on this update, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, this update removes the transferor’s ability criterion from consideration of effective control. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The fair values of the Company’s Agency MBS and interest rate hedges based on the level of inputs are summarized below:

	June 30, 2011
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
Assets
Mortgage backed securities	$—	$16,416,897	$—	$16,416,897
Unsettled purchased mortgage backed securities	—	23,995	—	23,995
Interest rate hedges	—	4,137		4,137
Forward purchase commitments*	—	1,227		1,227

Total	$—	$16,446,256	$—	$16,446,256

Liabilities
Interest rate hedges	$—	$117,536	$—	$117,536
Forward purchase commitments*	—	65	—	65

Total	$—	$117,601	$—	$117,601

*	Located in other assets and other liabilities on the balance sheet.

The carrying values and approximate fair values of all financial instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$16,416,897	$16,416,897	$9,587,216	$9,587,216
Unsettled purchased mortgage backed securities	23,995	23,995	49,710	49,710
Cash and cash equivalents	233,213	233,213	112,626	112,626
Restricted cash	159,469	159,469	75,422	75,422
Accrued interest receivable	60,502	60,502	37,973	37,973
Debt Security	15,000	15,000	15,000	15,000
Interest rate hedge asset	4,137	4,137	23,944	23,944
Forward purchase commitments	1,227	1,227	—	—
Short term investment*	20,158	20,158	19,943	19,943
Liabilities
Repurchase agreements	$14,800,594	$14,800,594	$8,681,060	$8,681,060
Payable for unsettled securities	23,958	23,958	49,774	49,774
Accrued interest payable	2,571	2,571	3,177	3,177
Interest rate hedge liability	117,536	117,536	71,681	71,681
Forward purchase commitments	65	65	8,545	8,545

*	This line item is included in other assets and other liabilities on the balance sheet.

4. Mortgage-Backed Securities

All of the Company’s Agency MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The fair values of the Company’s Agency MBS are generally determined by management by obtaining valuations for each agency security from at least three separate and independent sources and averaging the valuations. These sources include MBS pricing services and MBS traders at broker-dealers.

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

If the fair value of a security is not available from a dealer or third-party pricing service or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2011, all of the Company’s Agency MBS values were based on third-party sources.

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

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at June 30, 2011.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$11,466,783	$(5,526)	$200,270	$11,661,527
Freddie Mac Certificates	4,690,946	(4,771)	69,195	4,755,370

Total MBS	$16,157,729	$(10,297)	$269,465	$16,416,897

The following table presents certain information about the Company’s MBS at December 31, 2010.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates	$6,537,472	$(18,342)	$138,626	$6,657,756
Freddie Mac Certificates	2,887,432	(14,783)	56,811	2,929,460

Total MBS	$9,424,904	$(33,125)	$195,437	$9,587,216

The components of the carrying value of available-for-sale MBS at June 30, 2011 and December 31, 2010 are presented below.

	June 30, 2011	December 31, 2010
Principal balance	$15,780,983	$9,228,093
Unamortized premium	376,755	196,823
Unamortized discount	(9)	(12)
Gross unrealized gains	269,465	195,437
Gross unrealized losses	(10,297)	(33,125)

Carrying value/estimated fair value	$16,416,897	$9,587,216

The Company monitors the performance and market value of its Agency MBS portfolio on an ongoing basis. At June 30, 2011 and December 31, 2010, the Company had the following securities in a loss position presented below:

	Less than 12 months as of June 30, 2011		Less than 12 months as of December 31, 2010
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates	$1,112,567	$(5,526)	1,641,355	(18,342)
Freddie Mac Certificates	1,131,560	(4,771)	1,186,443	(14,783)

Total temporarily impaired securities	$2,244,127	$(10,297)	2,827,798	(33,125)

The Company did not make the decision to sell the above securities as of June 30, 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s Agency MBS portfolio for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Coupon interest on MBS	$130,943	$74,761	$230,733	$152,915
Net premium amortization	(17,755)	(11,320)	(30,610)	(20,533)

Interest income on MBS, net	$113,188	$63,441	$200,123	$132,382

The contractual maturity of the Company’s Agency MBS ranges from 20 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity. The following table presents certain information about the Company’s Agency MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$1,003,150	6.0%	4.31%	$632,979	6.6%	3.80%
19 - 36 Months	1,157,422	7.1%	4.75%	1,628,967	17.0%	5.15%
37 - 60 Months	9,136,269	55.7%	3.47%	5,195,156	54.2%	3.78%
61 - 84 Months	4,944,690	30.1%	3.45%	1,938,935	20.2%	3.46%
85 - 120 Months	175,366	1.1%	3.98%	191,180	2.0%	3.56%

Total MBS	$16,416,897	100.0%	3.61%	$9,587,216	100.0%	3.94%

Unsettled Agency MBS Purchases

While most of the Company’s purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of June 30, 2011.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Liability
$230,000	$236,457	$236,392	$236,457	$(65)

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

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

6. Repurchase Agreements

At June 30, 2011 and December 31, 2010, the Company had repurchase agreements in place in the amount of $14,800,594 and $8,681,060, respectively, to finance Agency MBS purchases. At June 30, 2011 and December 31, 2010, the weighted average interest rate on these borrowings was 0.24% and 0.44%, respectively. The Company’s repurchase agreements are collateralized by the Company’s Agency MBS and typically bear interest at rates that are based on LIBOR. At June 30, 2011 and December 31, 2010, the Company had repurchase agreements outstanding with 23 and 20 counterparties, respectively, with a weighted average contractual maturity of 0.8 months and 0.9 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30,2011		December 31, 2010
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$14,800,594	0.24%	$7,530,317	0.38%
30 days to 3 months	—	—	1,050,743	0.60%
3 months to 36 months	—	—	100,000	2.96%

	$14,800,594	0.24%	$8,681,060	0.44%

7. Derivatives - Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rate on repurchase agreement changes on a monthly basis, the Company is exposed to constantly changing interest rates, and the cash flows associated with these rates. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rates on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company currently uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically fix interest rates on a portion of the Company’s outstanding debt for the terms of the swaps.

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2011 and 2010, these effective hedge losses totaled $127,913 and $49,125, respectively. During the six months ended June 30, 2011 and 2010, these effective hedge losses totaled $109,687 and $78,559, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended June 30, 2011 and 2010, the Company recorded $241 and $48, respectively. For the six months ending June 30, 2011 and 2010 the Company recorded $385 and $261, respectively, of hedge ineffectiveness losses in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $107,368 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 38 months. The table below shows the remaining term of the Company’s interest rate swaps as of June 30, 2011.

Maturity	Notional Amount		Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract

12 months or less	$300,000		4	3.45%
Over 12 months to 24 months	800,000		18	1.90%
Over 24 months to 36 months	1,200,000		31	1.90%
Over 36 months to 48 months	3,800,000		43	1.78%
Over 48 months to 60 months	1,300,000		51	1.65%

Total	$7,400,000	weighted average	38	1.86%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2011 and December 31, 2010, respectively.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	$4,137	Interest rate hedge asset	$23,944	Interest rate hedge liability	$117,536	Interest rate hedge liability	$71,681

Forward purchase commitment	Other assets	$1,227	—	$—	Account payable and other liabilities	$65	—	$8,545

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$127,913	Interest Expense	$26,939	Interest Expense	$241

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$49,125	Interest Expense	$16,959	Interest Expense	$48

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$109,687	Interest Expense	$44,412	Interest Expense	$385

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$78,559	Interest Expense	$33,826	Interest Expense	$261

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

	June 30, 2011	December 31, 2010
Beginning balance	$(47,676)	$(35,742)
Unrealized loss on interest rate swaps	(109,687)	(80,351)
Reclassification of net losses included in income statement	44,412	68,417

Ending balance	$(112,951)	$(47,676)

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

As of June 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $113,399. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2011. At June 30, 2011 the Company was in compliance with these requirements.

8. Capital Stock

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or through a market maker other than on an exchange. For the three months ended June 30, 2011, the Company issued 345,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $9,930. For the six months ended June 30, 2011, the Company issued 795,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $23,334. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares were $135 and $370, respectively, for the three and six months ended June 30, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic earnings per share:
Net income	$77,543	$36,812	$134,766	$80,546

Weighted average shares	74,807,174	36,609,290	67,167,275	36,426,572

Basic earnings per share	$1.04	$1.01	$2.01	$2.21

Diluted earnings per share:
Net income	$77,543	$36,812	$134,766	$80,546

Weighted average shares	74,807,174	36,609,290	67,167,275	36,426,572
Potential dilutive shares from exercise of stock options	—	20,295	—	20,590

Diluted weighted average shares	74,807,174	36,629,585	67,167,275	36,447,162

Diluted earnings per share	$1.04	$1.01	$2.01	$2.21

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended June 30, 2011 and 2010, the Company incurred $3,531 and $2,196 in management fees, respectively. For the six months ended June 30, 2011 and 2010, the Company incurred $6,623 and $4,379 in management fees, respectively At June 30, 2011 and December 31, 2010, the Company owed ACA $1,171 and $828, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	June 30, 2011	December 31, 2010
Unrealized gain on agency securities, net	259,168	$162,312
Unrealized loss on unsettled securities	37	(64)
Unrealized loss on short term investment*	(143)	(136)
Unrealized loss on derivative instruments	(111,789)	(56,221)

Accumulated other comprehensive income	147,273	105,891

*	This line item is included in Other Assets on the Balance Sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively.

Comprehensive income for the three and six months ended June 30, 2011 and 2010 consists of the following components:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Income	$77,543	$36,812	$134,766	$80,546
Unrealized gain on securities	135,701	38,881	96,950	40,794
Unrealized loss on derivative instruments	(97,301)	(24,824)	(55,568)	(36,205)

Comprehensive income	$115,943	$50,869	$176,148	$85,135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in our investment financing and hedging strategy; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in our annual report on Form 10-K for the year ended December 31, 2010, including those set forth under the section captioned “Risk Factors” in our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our focus on asset selection is to own assets with short duration and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of whole-pool, pass-through certificates that are backed by ARMs that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of June 30, 2011, our portfolio consisted of approximately $16.7 billion in market value of Agency MBS with a weighted average initial fixed-interest rate period of 56 months.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since January 1, 2009:

(in thousands except per share amounts)

As of	Agency MBS (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07

(1)	Includes gross unsettled purchases and forward commitments to purchase agency MBS.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our hedging activities;

•	changes in the credit ratings of the securities in our portfolio; and

•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

Our manager is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

Since 2007, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of residential MBS, including agency securities. While these markets have recovered a great deal, further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. As values for certain types of agency securities declined many lenders in the agency securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and agency securities. If volatile market conditions returned, our lenders may be forced to exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and have been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac at the time generally increased credit spreads and decreased price stability of agency securities. In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Department of the Treasury (the “U.S. Treasury”) undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of mortgage-backed securities, significant equity infusions into banks and aggressive monetary policy.

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled “Reforming America’s Housing Finance Market” to congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators. Without government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. Beginning in November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month.

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

U.S Government Credit Rating

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S. government’s credit rating for the first time in history. As assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, if the U.S. government’s credit rating was downgraded it would likely impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, a downgrade of the U.S. government’s credit rating would likely create broader financial turmoil and uncertainty, which could have a serious negative impact on the global banking system. This could have an adverse impact on our business, financial condition and results of operations.

Regulatory Concerns

Certain programs initiated by the U.S. Government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of agency securities could be that such holders would experience changes in the anticipated yields of their agency securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•

Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•

applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•

limiting the U.S. Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and

•	reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for agency securities and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States by January 1, 2013. It is unclear how the adoption of Basel III will affect our business at this time.

Interest Rates

Historically, the 30-day LIBOR has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. For example, even though 30-day LIBOR was 0.26% at December 31, 2010, our 30-day borrowing costs associated with our repurchase agreements moved up to an average of 0.38% due to market volatility. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
June 30, 2011	0.19%	0.25%
March 31, 2011	0.24%	0.25%
December 31, 2010	0.26%	0.25%
September 30, 2010	0.26%	0.25%
June 30, 2010	0.35%	0.25%
March 31, 2010	0.25%	0.25%
December 31, 2009	0.23%	0.25%
September 30, 2009	0.25%	0.25%
June 30, 2009	0.31%	0.25%
March 31, 2009	0.50%	0.25%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
June 30, 2011	4.64%	18.54%
March 31, 2011	5.61%	22.44%
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%

Investing the Proceeds of our Offerings

Due to the restrictions requiring the distribution of REIT income, our ability to grow the company is based on raising additional equity capital. We began operations following the consummation of our initial private offering on November 5, 2007. We raised additional private equity again in February 2008 and completed our initial public offering in April 2008. We have completed four follow-on offering transactions since that time. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)
November 5, 2007	8,203,937	$20.00	$157,054
February 5, 2008	6,900,000	$24.00	$158,743
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
December 15, 2008	9,409,090	$22.00	$196,463
September 21, 2010	7,475,000	$28.75	$205,642
January 5, 2011	11,500,000	$28.75	$325,707
March 18, 2011	16,675,000	$28.50	$468,765

(1)	After deducting underwriting costs and other fees and costs associates with issuance.

While our operations are affected in many ways by the issuance of additional shares, the most significant immediate earnings impact is that we generally do not invest all of the proceeds immediately. Depending on market conditions, and considering the fact that normal trade settlement on agency securities is not based on the trade date, on average, we have invested the proceeds from these offerings in approximately two months from the date of these offering. Since each capital raise was individually significant to the size of our portfolio, our results from operations, and some statistics regarding such results, may not be meaningful or portray the underlying fundamentals of our investment portfolio.

Book Value per Share

As of June 30, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $26.72, an increase of $1.88, from $24.84 at December 31, 2010. This increase can be attributed to our common equity offerings during the first six months of 2011 all of which were done at prices which were accretive to our then current book value per share. The unrealized gain per share on our MBS was up slightly, while the unrealized loss per share on our interest rate swaps increased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Also, there are other factors, such as credit perceptions, which may affect these values so at times they may move in the same direction. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20

Investments

Agency Securities

As of June 30, 2011 and December 31, 2010, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.39 and 102.13, respectively, of face value. As of June 30, 2011 and December 31, 2010, we had approximately $376.7 million and $196.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2011, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands)	% of	Current	Weighted Avg.	Weighted Avg. Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-18	6.0%	$948,735	4.31%	$101.37	$961,749	$105.74	$1,003,150
19-36	7.1%	1,088,054	4.75%	$101.33	1,102,534	$106.38	1,157,422
37-60	55.7%	8,781,342	3.47%	$102.49	9,000,282	$104.04	9,136,269
61-84	30.1%	4,793,781	3.45%	$102.59	4,918,017	$103.15	4,944,690
85-120	1.1%	169,072	3.98%	$103.59	175,147	$103.72	175,366

Total MBS	100.0%	$15,780,984	3.61%	$102.39	$16,157,729	$104.03	$16,416,897

As of December 31, 2010, our investment portfolio consisted of adjustable-rate agency securities as follows:

(dollars in thousands)	% of	Current	Weighted Avg.	Weighted Avg. Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-18	6.6%	$605,242	3.80%	$101.54	$614,569	$104.58	$632,978
19-36	17.0%	1,535,856	5.15%	$101.29	1,555,726	$106.06	1,628,967
37-60	54.2%	5,001,576	3.78%	$102.13	5,107,959	$103.87	5,195,156
61-84	20.2%	1,897,287	3.46%	$102.88	1,951,899	$102.20	1,938,935
85-120	2.0%	188,132	3.56%	$103.52	194,751	$101.62	191,180

Total MBS	100.0%	$9,228,093	3.94%	$102.13	$9,424,904	$103.89	$9,587,216

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$11,661,527	71.0%	$6,657,756	69.4%
Freddie Mac Certificates	4,755,370	29.0%	2,929,460	30.6%

Total MBS	$16,416,897		$9,587,216

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder because it pays the principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of June 30, 2011 and December 31, 2010, the ARMs underlying our agency securities had fixed interest rates for an average period of approximately 56 and 53 months, respectively, after which time the interest rates reset and become adjustable annually. At June 30, 2011, 97.6% of our Agency MBS were still in their initial fixed-rate period, and approximately 0.6% of our Agency MBS will reach the end of their initial fixed-rate period in the next 12 months. The balance, 1.8% of our Agency MBS, have already reached their initial reset period and will reset annually for the life of the security.

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

While most of our purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain to-be-announced securities (“TBAs”) do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase MBS forward for the purposes of holding the securities for investment, we consider all our Agency MBS, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2011 and December 31, 2010, we had established 28 and 26 borrowing relationships, respectively, with various banking firms and other lenders. We had outstanding balances under our repurchase agreements at June 30, 2011 and December 31, 2010 of $14.8 billion and $8.7 billion, respectively.

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

As of June 30, 2011, we had in place 69 interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, in an effort to assure realizing attractive net interest margins. Such hedge selection incorporates an assumed prepayment schedule, which, if not realized, will cause our operating results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.4 billion of borrowings under our repurchase agreements.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)		Six months ended (unaudited)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Statement of Income Data
Interest income on mortgage-backed securities	$113,188	$63,441	$200,123	$132,382
Interest income on short-term cash investments	331	298	671	575
Interest Expense	(35,910)	(23,677)	(62,104)	(47,117)

Net Interest Income	77,609	40,062	138,690	85,840
Gain on sale of mortgage-backed securities	4,405	—	4,405	1,044
Operating Expenses	(4,471)	(3,250)	(8,329)	(6,338)

Net Income	$77,543	$36,812	$134,766	$80,546

Earnings per share -common stock, basic	$1.04	$1.01	$2.01	$2.21
Earnings per share -common stock, diluted	$1.04	$1.01	$2.01	$2.21
Weighted average shares outstanding	74,807,174	36,609,290	67,167,275	36,426,572
Cash dividends declared per common share	$1.00	$1.10	$2.00	$2.30
Key Portfolio Statistics
Average MBS (1)	$14,956,852	$6,591,086	$12,931,303	$6,661,653
Average Repurchase Agreements (2)	$13,540,291	$6,092,328	$11,771,570	$6,157,265
Average Equity (3)	$2,016,013	$942,018	$1,758,051	$941,969
Average Portfolio Yield (4)	3.03%	3.85%	3.10%	3.97%
Average Cost of Funds (5)	1.06%	1.55%	1.06%	1.53%
Interest Rate Spread (6)	1.97%	2.30%	2.04%	2.44%
Return on Average Equity (7)	15.39%	15.63%	15.33%	17.10%
Average Annual Portfolio Repayment Rate (8)	18.54%	45.08%	20.17%	40.52%
Debt to Equity (at period end) (9)	7.4:1	6.2:1	7.4:1	6.2:1
Debt to Additional Paid in Capital at period end) (10)	8.0:1	7.4:1	8.0:1	7.4:1
Selected Balance Sheet Data
Mortgage-backed securities	$16,416,897	$6,791,701	$16,416,897	$6,791,701
Total Assets	17,027,689	7,120,463	17,027,689	7,120,463
Repurchase Agreements	14,800,594	5,982,998	14,800,594	5,982,998
Long Term Repurchase Agreements	—	100,000	—	100,000
Stockholder’s Equity	2,006,606	965,619	2,006,606	965,619

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in Agency MBS was calculated by dividing the sum of our daily Agency MBS investments during the period by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our interest income on mortgage-backed securities, net of amortization, by our average Agency MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Three months ended June 30, 2011 and 2010

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended June 30, 2011 was $113.5 million, as compared to $63.7 million for the quarter ended June 30, 2010. The most significant factor in this increase was the larger securities portfolio. Our average MBS for the quarter ended June 30, 2011 was $15.0 billion as compared to $6.6 billion for the quarter ended June 30, 2010. The increase in our interest income generally is not proportionate to the increase in average MBS because the coupon rate on our recent purchases will be at different rates than in the portfolio in the comparable quarter. Our weighted average coupon at June 30, 2011 was 3.61%, as compared to 4.56% at June 30, 2010. As mortgage rates rise and fall, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio. The gross coupon on our MBS is a significant factor of the yield on our portfolio. Our annualized yield on average assets for the quarter ended June 30, 2011 was 3.03% as compared to 3.85% for the quarter ended June 30, 2010, reflecting the decline of overall mortgage rates on new securities purchased throughout the last year.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended June 30, 2011 was 18.54%, which was significantly lower than the rate of 45.08% for the three months ended June 30, 2010. The rate for the quarter ended June 30, 2010 was elevated as compared to the current quarter primarily due to the impact of Fannie Mae and Freddie Mac repurchasing delinquent mortgages from existing MBS, which was a one-time event. Historically, when mortgage rates fall, the prepayment of the underlying mortgages has tended to increase. However, the current condition of the U.S. economy and housing market has inhibited, and may continue to inhibit, some homeowners’ ability to purchase a new home or refinance an existing mortgage, keeping prepayment rates slower than expected. To promote national housing market stability and economic growth, the U.S. Government has been significantly active in the mortgage market and their ability to influence the market poses a significant risk to the sustainability of our current earnings.

Our interest expense for the quarter ended June 30, 2011 was $35.9 million as compared to $23.7 million for the quarter ended June 30, 2010. Our average borrowings increased from $6.0 billion for the quarter ended June 30, 2010 to $14.8 billion for the quarter ended June 30, 2011, due to the increase in portfolio size. Although our borrowings increased, our total interest expense increased by a lesser amount due a lower overall cost of funds. Our annualized average cost of funds, including hedges, was 1.06% for the quarter ended June 30, 2011, as compared to 1.55% for the quarter ended June 30, 2010. The components of our cost of funds are 1) rates on our repurchase agreement, and 2) rates on our interest rate swaps. While short term borrowing rates were relatively unchanged between the periods, we had some longer term repurchase agreements and interest rate swaps with higher rates expire during the past year. Although we added to our total interest rate swap position, the lower rate environment allowed us to both decrease our average rate as well as maintain the average term of our swap positions.

Our net interest income for the quarter ended June 30, 2011 was $77.6 million, and our net interest margin, or “spread”, was 1.97%. For the quarter ended June 30, 2010 our net interest income was $40.1 million and our spread was 2.30%. This decrease in our spread was due to our decreased yield, as described above, mitigated by a lower cost of funds, as compared to a year ago. While the dollar figure is more influenced by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $360 million of MBS in the second quarter of 2011, realizing gains of $4.4 million. We sold no securities during the quarter ended June 30, 2010.

Our total operating expenses for the quarters ended June 30, 2011 and 2010 were $4.5 million and $3.3 million, respectively. This equates to an annualized expense ratio of 88 and 138 basis points, respectively, of average equity. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offerings, decreased the ratio as compared to a year ago. The scalability of our business model means that growth in assets is not closely correlated to growth in expenses.

Our net income for the quarter ended June 30, 2011 was $77.5 million or $1.04 per weighted average share. This represents an annualized return on average equity of 15.39% for the period. For the quarter ended June 30, 2010, our net income was $36.8 million or $1.01 per weighted average share, and the annualized return on average equity was 15.63%. While many factors may affect these numbers, the increase in the per share earnings was due primarily to two factors. First, we had a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace. In addition, our equity capital offerings diluted our earnings per share as investing additional funds takes between two and three months on average.

Six months ended June 30, 2011 and 2010

In general, most of the items influencing our operating results for the six month periods ended June 30, 2011 and 2010 were similar as the items affecting the quarterly results described above. For the six month period ended June 30, 2011 we had interest income of $200.8 million compared to $133.0 million for the same period in 2010. Due to investing the proceeds of our common stock offerings, our portfolio was significantly larger during this period, as we had average earning assets of $12.9 billion for the six months ended June 30, 2011 compared to $6.7 billion for the six months ended June 30, 2010. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 3.97% for the six months ended June 30, 2010 to 3.10% for the six months ended June 30, 2011. This was the result of buying lower coupon MBS with our offering proceeds and replacing repayments of principal on our MBS. The portfolio prepayment rate decreased on an annualized basis, from 40.52% for the first six months of 2010 to 20.17% for the same period in 2011. The Fannie Mae and Freddie Mac delinquent loan repurchase program, as mentioned above, were the primary cause of the increase in our rate of repayment in 2010.

Our interest expense for the six months ended June 30, 2011 was $62.1 million as compared to $47.1 million for the six months ended June 30, 2010. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first half of 2011. Our average cost of funds, including hedges, fell from 1.53% for the six months ended June 30, 2010 to 1.06% for the same period in 2011. We realized gains on sale of our MBS of $4.4 million for the six months ended June 30, 2011 as compared to $1.1 million for the six months ended June 30, 2010.

Our net interest income for the six months ended June 30, 2011 was $138.7 million, and our spread was 2.04%. For the six months ended June 30, 2010, our net interest income was $85.8 million and our spread was 2.44%. We incurred expenses for the six months ended June 30, 2011 and 2010 of $8.3 million and $6.3 million, respectively. We earned net income of $134.8 million or $2.01 per weighted average share for the six months ended June 30, 2011. For the six months ended June 30, 2010, we earned net income of $80.5 million or $2.21 per weighted average share. Our per share income for the six months ended June 30, 2011 was lower than the six months ended June 30, 2010 due to two main factors. First, we had lower spread in the first six months of 2011 due to lower overall mortgage rates. Second, we were investing the proceeds from our common stock offerings in January and March 2011. Our investment process generally takes from one to three months to complete, and therefore, we had not reached a typical run-rate of earnings until late in the period.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	June 30, 2011
		Weighted Average	Contractual	Total Contractual
(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation
Within 30 days	$14,800,594	0.24%	$2,335	$14,802,929
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$14,800,594	0.24%	$2,335	$14,802,929

	December 31, 2010
		Weighted Average	Contractual	Total Contractual
(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2011. These agreements were for a total notional amount of $7.4 billion, had a weighted average rate of 1.86% and a weighted average term of 38 months.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At June 30, 2011, we had uncommitted repurchase facilities with 28 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
June 30, 2011	$13,540,291	$14,800,594	$14,800,594	$11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628
December 31, 2009	6,079,893	6,346,518	6,346,518	6,005,602
September 30, 2009	5,781,639	6,007,909	6,012,302	5,496,854
June 30, 2009	5,359,086	5,496,854	5,567,486	5,242,988
March 31, 2009	4,985,718	5,250,382	5,273,594	4,519,435

As of June 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.4% (weighted by borrowing amount). As of December 31, 2010, our weighted average haircut was approximately 4.4%. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our MBS assets pledged as collateral drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall above a certain minimum threshold. This threshold is usually between $50,000 and $150,000. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of June 30, 2011 and December 31, 2010, we had approximately $1.2 billion and $630 million, respectively in agency securities, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of June 30, 2011, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.4:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During the second quarter of 2011, we received funds from sales of our common stock under an “at-the-market” offering program.

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

During the three months ended June 30, 2011, we issued 345,000 shares of common stock in at-the-market transactions at an average price of $29.18 per share raising net proceeds, after sales commissions and expenses, of approximately $9.9 million. We paid $0.1 million in sales commissions to Cantor during the three months ended June 30, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

We used the proceeds of our stock offerings to purchase additional agency securities, provide working capital, and to provide liquidity for our hedging strategy.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At June 30, 2011 and December 31, 2010, our total borrowings were approximately $14.8 billion and $8.7 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.4:1 and 7.6:1, respectively. We have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Also, our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

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

We seek to mitigate interest rate risk through utilization of extended term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2011, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $7.4 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(9.03%)	(1.76%)
+ 0.50%	(4.26%)	(0.56%)
- 0.50%	(0.60%)	0.06%
- 1.00%	(6.19%)	0.13%

December 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.25%)	(1.50%)
+ 0.50%	(3.0%)	(0.54%)
- 0.50%	1.48%	0.26%
- 1.00%	(3.68%)	0.38%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at June 30, 2011 and December 31, 2010, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, a hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

The failure of U.S. lawmakers to reach an agreement on a national debt ceiling or budget may materially adversely affect our business, financial condition and results of operations.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S. government’s credit rating for the first time in history. Further, as assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, if the U.S. government’s credit rating was downgraded it would likely impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, a downgrade of the U.S. Government’s credit rating would likely create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.

In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the United States could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency MBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011(Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2011and 2010; (iii) Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2011; (iv) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011and 2010; and (v) Notes to Financial Statements (Unaudited) for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: August 1, 2011	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011(Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2011and 2010; (iii) Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2011; (iv) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011and 2010; and (v) Notes to Financial Statements (Unaudited) for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.