Form 10-Q
period 2011-09-30
Hatteras Financial Corp
filed 2011-10-31
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock ($0.001 par value)	76,546,720

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited)
	September 30, 2011	December 31, 2010
Assets
Mortgage-backed securities, at fair value (including pledged assets of $16,638,918 and $9,089,095 at September 30, 2011 and December 31, 2010, respectively)	$17,614,374	$9,587,216
Cash and cash equivalents	88,338	112,626
Restricted cash	279,536	75,422
Unsettled purchased mortgage-backed securities, at fair value	143,410	49,710
Accrued interest receivable	63,873	37,973
Principal payments receivable	126,811	84,151
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	—	23,944
Other assets	26,860	20,937

Total assets	$18,358,202	$10,006,979

Liabilities and shareholders’ equity
Repurchase agreements	$15,886,231	$8,681,060
Payable for unsettled securities	143,393	49,774
Accrued interest payable	2,328	3,177
Interest rate hedge liability	233,392	71,681
Dividend payable	76,547	46,116
Accounts payable and other liabilities	1,308	9,687

Total liabilities	16,343,199	8,861,495

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 76,546,720 and 46,115,990 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	77	46
Additional paid-in capital	1,897,172	1,043,027
Retained earnings	559	(3,480)
Accumulated other comprehensive income	117,195	105,891

Total shareholders’ equity	2,015,003	1,145,484

Total liabilities and shareholders’ equity	$18,358,202	$10,006,979

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended September 30, 2011	Three months Ended September 30, 2010	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Interest income:
Interest income on mortgage-backed securities	$110,125	$63,701	$310,248	$196,083
Interest income on short-term cash investments	380	323	1,051	898

Interest income	110,505	64,024	311,299	196,981
Interest expense	40,259	24,066	102,363	71,183

Net interest income	70,246	39,958	208,936	125,798

Other income:
Gain on sale of mortgage-backed securities	13,330	6,723	17,735	7,767

Operating expenses:
Management fee	3,572	2,321	10,195	6,700
Share based compensation	334	463	735	1,153
General and administrative	688	665	1,992	1,934

Total operating expenses	4,594	3,449	12,922	9,787

Net income	$78,982	$43,232	$213,749	$123,778

Earnings per share—common stock, basic	$1.04	$1.12	$3.05	$3.33

Earnings per share—common stock, diluted	$1.04	$1.11	$3.05	$3.32

Dividends per share	$1.00	$1.10	$3.00	$3.40

Weighted average shares outstanding	75,743,002	38,765,078	70,057,263	37,214,640

See accompanying notes.

Hatteras Financial Corp.

Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2011

(Unaudited)

(Dollars in thousands)	Common Stock Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$46	$1,043,027	$(3,480)	$105,891	$1,145,484
Issuance of common stock	31	853,410	—	—	853,441
Share based compensation	—	735	—	—	735
Dividends declared on common stock	—	—	(209,710)	—	(209,710)
Comprehensive income:
Net income	—	—	213,749	—	213,749
Other comprehensive income:
Net unrealized gain on securities available for sale	—	—	—	182,904	182,904
Net unrealized loss on derivative instruments	—	—	—	(171,600)	(171,600)

Comprehensive income					225,053

Balance at September 30, 2011	$77	$1,897,172	$559	$117,195	$2,015,003

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Operating activities
Net income	$213,749	$123,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	60,719	30,213
Amortization related to interest rate swap agreements	253	168
Share based compensation expense	735	1,153
Hedge ineffectiveness	516	300
Gain on sale of mortgage-backed securities	(17,735)	(7,767)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(25,900)	1,743
Increase in other assets	(1,199)	(490)
Decrease in accrued interest payable	(849)	(475)
Increase (decrease) in accounts payable and other liabilities	165	(483)

Net cash provided by operating activities	230,454	148,140

Investing activities
Purchases of mortgage-backed securities	(11,327,766)	(2,812,829)
Principal repayments of mortgage-backed securities	2,360,742	1,889,571
Sale of mortgage-backed securities	1,037,064	331,857

Net cash used in investing activities	(7,929,960)	(591,401)

Financing activities
Issuance of common stock, net of cost of issuance	853,441	271,377
Cash dividends paid	(179,280)	(128,333)
Increase in restricted cash	(204,114)	(62,053)
Proceeds from repurchase agreements	118,620,023	54,686,260
Principal repayments on repurchase agreements	(111,414,852)	(54,354,352)

Net cash provided by financing activities	7,675,218	412,899
Net decrease in cash and cash equivalents	(24,288)	(30,362)
Cash and cash equivalents, beginning of period	112,626	225,828

Cash and cash equivalents, end of period	$88,338	$195,466

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$103,211	$71,658

Supplemental schedule of non-cash financing activities
Obligation to brokers incurred for purchase of mortgage-backed securities	$1,395,612	$1,961,415

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

September 30, 2011

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Since inception through September 30, 2011, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its Agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two step evaluation process. First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $334 and $463 for the three months ended September 30, 2011 and 2010, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $735 and $1,153 for the nine months ended September 30, 2011 and 2010, respectively.

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

Level 1 Inputs–Quoted prices for identical instruments in active markets.

Level 2 Inputs–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs–Instruments with primarily unobservable value drivers.

All of our agency securities and derivative and hedging assets and liabilities were valued using Level 2 inputs at September 30, 2011 and December 31, 2010. The carrying values and approximate fair values of all financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage backed securities	$17,614,374	$17,614,374	$9,587,216	$9,587,216
Unsettled purchased mortgage backed securities	143,410	143,410	49,710	49,710
Cash and cash equivalents	88,338	88,338	112,626	112,626
Restricted cash	279,536	279,536	75,422	75,422
Accrued interest receivable	63,873	63,873	37,973	37,973
Debt Security	15,000	15,000	15,000	15,000
Interest rate hedge asset	—	—	23,944	23,944
Forward purchase commitments*	4,993	4,993	—	—
Short term investment*	20,261	20,261	19,943	19,943
Liabilities
Repurchase agreements	$15,886,231	$15,886,231	$8,681,060	$8,681,060
Payable for unsettled securities	143,393	143,393	49,774	49,774
Accrued interest payable	2,328	2,328	3,177	3,177
Interest rate hedge liability	233,392	233,392	71,681	71,681
Forward purchase commitments**	—	—	8,545	8,545

*	This line item is included in other assets on the balance sheet.
**	This line item is included in other liabilities on the balance sheet.

4. Mortgage-Backed Securities

All of the Company’s Agency MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The Company estimates the fair value of our Agency securities based on a market approach using Level 2 inputs, primarily from third-party pricing services and dealer quotes. To validate the prices the Company obtains, to ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, and to ensure that the Company properly classifies its assets and liabilities in the fair value hierarchy, the Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors.

The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, periodic and life caps and other similar factors. Traders at broker-dealers function as market-makers for these securities, and these brokers have a direct view of the trading activity. Brokers do not receive compensation for providing pricing information to the Company. The prices received are non-binding offers to trade. The brokers receive data from traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company. The Company’s analysis of fair value for these includes comparing the data received to other information, if available, such as repurchase agreement pricing or internal pricing models.

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2011, all of the Company’s Agency MBS values were based on third-party sources.

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at September 30, 2011.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$11,427,141	$(172)	$255,762	$11,682,731
Fixed Rate	705,818	(1,044)	599	705,373

Total Fannie Mae	12,132,959	(1,216)	256,361	12,388,104

Freddie Mac Certificates
ARMS	4,710,834	(83)	90,263	4,801,014
Fixed Rate	425,428	(768)	596	425,256

Total Freddie Mae	5,136,262	(851)	90,859	5,226,270

Total Agency MBS	$17,269,221	$(2,067)	$347,220	$17,614,374

The following table presents certain information about the Company’s MBS at December 31, 2010.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$6,537,472	$(18,342)	$138,626	$6,657,756
Fixed Rate	0	0	0	0

Total Fannie Mae	6,537,472	(18,342)	138,626	6,657,756

Freddie Mac Certificates
ARMS	2,887,432	(14,783)	56,811	2,929,460
Fixed Rate	0	0	0	0

Total Freddie Mae	2,887,432	(14,783)	56,811	2,929,460

Total Agency MBS	$9,424,904	$(33,125)	$195,437	$9,587,216

The components of the carrying value of available-for-sale MBS at September 30, 2011 and December 31, 2010 are presented below.

	September 30, 2011	December 31, 2010
Principal balance	$16,853,149	$9,228,093
Unamortized premium	416,081	196,823
Unamortized discount	(9)	(12)
Gross unrealized gains	347,220	195,437
Gross unrealized losses	(2,067)	(33,125)

Carrying value/estimated fair value	$17,614,374	$9,587,216

The Company monitors the performance and market value of its Agency MBS portfolio on an ongoing basis. At September 30, 2011 and December 31, 2010, the Company had the following securities in a loss position presented below:

	Less than 12 months as of September 30, 2011		Less than 12 months as of December 31, 2010
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates
ARMS	$110,221	$(172)	$1,641,355	$(18,342)
Fixed Rate	321,195	(1,044)	0	0
Freddie Mac Certificates
ARMS	46,398	(83)	1,186,443	(14,783)
Fixed Rate	199,571	(768)	0	0

Total temporarily impaired securities	$677,385	$(2,067)	$2,827,798	$(33,125)

The Company did not make the decision to sell the above securities as of September 30, 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s Agency MBS portfolio for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Coupon interest on MBS	$140,234	$73,380	$370,967	$226,296
Net premium amortization	(30,109)	(9,679)	(60,719)	(30,213)

Interest income on MBS, net	$110,125	$63,701	$310,248	$196,083

The contractual maturity of the Company’s Agency MBS ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity. The following table presents certain information about the Company’s Agency MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions at September 30, 2011 and December 31, 2010:

		September 30, 2011			December 31, 2010
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$1,158,144	6.6%	4.76%	$632,979	6.6%	3.80%
19 - 36 Months	$962,674	5.5%	4.47%	1,628,967	17.0%	5.15%
37 - 60 Months	$8,666,670	49.2%	3.41%	5,195,155	54.2%	3.78%
61 - 84 Months	$5,389,188	30.6%	3.40%	1,938,935	20.2%	3.46%
85 - 120 Months	$307,070	1.7%	3.62%	191,180	2.0%	3.56%
121 - 180 Months	$1,130,628	6.4%	3.13%	—	—	—

Total MBS	$17,614,374	100.0%	3.54%	$9,587,216	100.0%	3.94%

Unsettled Agency MBS Purchases

While most of the Company’s purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of September 30, 2011.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Liability
$1,214,182	$1,252,220	$1,253,194	$1,252,220	$974

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

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

6. Repurchase Agreements

At September 30, 2011 and December 31, 2010, the Company had repurchase agreements in place in the amount of $15,886,231 and $8,681,060, respectively, to finance Agency MBS purchases. At September 30, 2011 and December 31, 2010, the weighted average interest rate on these borrowings was 0.29% and 0.44%, respectively. The Company’s repurchase agreements are collateralized by the Company’s Agency MBS and typically bear interest at rates that are based on LIBOR. At September 30, 2011 and December 31, 2010, the Company had repurchase agreements outstanding with 23 and 20 counterparties, respectively, with a weighted average contractual maturity of 0.8 months and 0.9 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30,2011		December 31, 2010
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$15,886,231	0.29%	$7,530,317	0.38%
30 days to 3 months	—	—	1,050,743	0.60%
3 months to 36 months	—	—	100,000	2.96%

	$15,886,231	0.29%	$8,681,060	0.44%

7. Derivatives—Interest Rate Swap Agreements

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2011 and 2010, these effective hedge losses totaled $150,557 and $46,982, respectively. During the nine months ended September 30, 2011 and 2010, these effective hedge losses totaled $260,244 and $121,931, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended September 30, 2011 and 2010, the Company recorded $130 and $39, respectively. For the nine months ending September 30, 2011 and 2010 the Company recorded $515 and $300, respectively, of hedge ineffectiveness losses in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $99,528 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 36 months. The table below shows the remaining term of the Company’s interest rate swaps as of September 30, 2011.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract
12 months or less	$400,000	6	2.64%
Over 12 months to 24 months	900,000	19	2.00%
Over 24 months to 36 months	1,600,000	32	1.92%
Over 36 months to 48 months	4,000,000	43	1.70%
Over 48 months to 60 months	600,000	50	1.56%

Total	$7,500,000	36	1.82%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2011 and December 31, 2010, respectively.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate hedge	Interest rate hedge asset	$—	Interest rate hedge asset	$23,944	Interest rate hedge liability	$233,392	Interest rate hedge liability	$71,681
Forward purchase commitment	Other assets	$4,993	—	$—	Account payable and other liabilities	$—	—	$8,545

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended September 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$150,557	Interest Expense	$30,694	Interest Expense	$130

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

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the nine months ended September 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$260,244	Interest Expense	$75,106	Interest Expense	$515

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

	September 30, 2011	December 31, 2010
Beginning balance	$(47,676)	$(35,742)
Unrealized loss on interest rate swaps	(260,244)	(80,351)
Reclassification of net losses included in income statement	75,106	68,417

Ending balance	$(232,814)	$(47,676)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has an agreement with one of its derivative counterparties that contain a provision where if the Company exceeds a leverage ratio of 12 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.

As of September 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $233,392. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2011. At September 30, 2011 the Company was in compliance with these requirements.

8. Capital Stock

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or through a market maker other than on an exchange. For the three months ended September 30, 2011, the Company issued 1,295,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $35,704. For the nine months ended September 30, 2011, the Company issued 2,090,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $59,038. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares were $487 and $857, respectively, for the three and nine months ended September 30, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic earnings per share:
Net income	$78,982	$43,232	$213,749	$123,778

Weighted average shares	75,743,002	38,765,078	70,057,263	37,214,640

Basic earnings per share	$1.04	$1.12	$3.05	$3.33

Diluted earnings per share:
Net income	$78,982	$43,232	$213,749	$123,778

Weighted average shares	75,743,002	38,765,078	70,057,263	37,214,640
Potential dilutive shares from exercise of stock options	—	25,288	—	21,967

Diluted weighted average shares	75,743,002	38,790,366	70,057,263	37,236,607

Diluted earnings per share	$1.04	$1.11	$3.05	$3.32

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended September 30, 2011 and 2010, the Company incurred $3,572 and $2,321 in management fees, respectively. For the nine months ended September 30, 2011 and 2010, the Company incurred $10,195 and $6,700 in management fees, respectively. At September 30, 2011 and December 31, 2010, the Company owed ACA $1,187 and $828, respectively, for the management fee, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	September 30, 2011	December 31, 2010
Unrealized gain on agency securities, net	345,153	$162,312
Unrealized gain (loss) on unsettled securities	17	(64)
Unrealized loss on short term investment*	(154)	(136)
Unrealized loss on derivative instruments	(227,821)	(56,221)

Accumulated other comprehensive income	117,195	105,891

*	This line item is included in Other Assets on the Balance Sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at September 30, 2011 and December 31, 2010 was approximately $17,735 and $13,551, respectively.

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 consists of the following components:

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Income	$78,982	$43,232	$213,749	$123,778
Unrealized gain on securities	85,953	18,744	182,904	59,538
Unrealized loss on derivative instruments	(116,032)	(25,455)	(171,600)	(61,659)

Comprehensive income	$48,903	$36,521	$225,053	$121,657

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We focus on agency securities consisting of mortgage loans with short effective durations, which we believe limits the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

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

Our focus on asset selection is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of September 30, 2011, our portfolio consisted of approximately $19.0 billion in market value of Agency MBS, consisting of $17.8 billion of adjustable-rate securities and $1.2 billion of fixed rate securities.

We are organized and conduct our operations to qualify as a REIT under the Code, and generally are not subject to federal taxes on our income to the extent we currently distribute our income to our shareholders and maintain our qualification as a REIT.

The following table represents key data regarding our company since January 1, 2009:

(in thousands except per share amounts)

As of	Agency MBS (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07

(1)	Includes gross unsettled purchases and forward commitments to purchase agency MBS.

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

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income. Rate increases may also have a depressing impact on the market value of our assets (and therefore our book value), albeit temporary, as, unless sold beforehand, these assets will ultimately be redeemed at par. Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. Such prepayments accelerate the losses of any initial premiums paid on asset related assets. Moreover, if we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest income may suffer further. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruptions

Since 2007, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of residential MBS, including agency securities. Recently, the financial weakness of the European Union sovereign nations, particularly the default of Greece, has renewed concerns of the stability of financial systems worldwide. Further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 21, 2011, the U.S. Federal Reserve, in a program dubbed “Operation Twist,” announced that they intend to sell $400 billion shorter term U.S. Treasury securities by the end of June 2012, and reinvest the proceeds to purchase longer term U.S. Treasury securities with a goal of further monetary stimulus. They also announced that they will continue to reinvest principal repayments from agency securities back into agency securities.

These programs have had many effects on our assets. One effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. The unpredictability of these programs has also injected additional volatility into the pricing and availability of our assets. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

U.S Government Credit Rating

The current U.S. debt ceiling and budget deficit concerns led to the downgrade by Standard & Poor’s of the U.S. government’s credit rating for the first time in history. As assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, and thus were also downgraded at that time. While the other rating agencies have not downgraded the U.S. government’s rating, if they were to do so it would likely impact the perceived credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in our portfolio. In addition, further downgrades of the U.S. government’s credit rating would likely create broader financial turmoil and uncertainty, which could have a serious negative impact on the global banking system. This could have an adverse impact on our business, financial condition and results of operations.

Regulatory Concerns

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

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

On October 24, 2011, the Federal Housing Finance Agency (“FHFA”) announced that it is revamping and expanding the rules regarding the Home Affordable Refinance Program (“HARP”) with the intent of increasing significantly the number of homeowners eligible to refinance their mortgage under this program. While final guidance is not due until November 15, 2011, the FHFA announced the relaxation of underwriting guidelines, such as loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications. The expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. We do not expect this announcement to have a significant impact on our results of operations. The following table shows our loan portfolio which could be impacted by this program.

Gross Weighted-Average Coupon	Outstanding Current Face	Percentage of Total Portfolio(1)	Weighted Average Cost Basis	Weighted Average Months to Reset
4.51 - 5.00	$117,990,687	0.69%	$101.41	28
5.01 - 5.50	852,990,780	5.02%	101.44	24
5.51 - 6.00	744,995,096	4.38%	101.34	25
6.01 - 6.50	501,562,760	2.95%	101.11	19
6.51 - 7.00	61,282,239	0.36%	101.07	15

Total	$2,278,821,562	13.40%

(1)	Paper issued on or before June ‘09 as % of Total MBS Portfolio.

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive. The relationship between several interest rates is generally determinant of the performance of our company. Our borrowings in the repurchase market have historically closely tracked LIBOR and Federal Funds. Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. The MBS we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates. The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30- day LIBOR	Fed Funds	Two Year Treasury	10 Year Treasury
September 30, 2011	0.24%	0.25%	0.25%	1.92%
June 30, 2011	0.19%	0.25%	0.46%	3.16%
March 31, 2011	0.24%	0.25%	0.83%	3.47%
December 31, 2010	0.26%	0.25%	0.60%	3.30%
September 30, 2010	0.26%	0.25%	0.43%	2.51%
June 30, 2010	0.35%	0.25%	0.61%	2.93%

March 31, 2010	0.25%	0.25%	1.02%	3.83%
December 31, 2009	0.23%	0.25%	1.14%	3.84%
September 30, 2009	0.25%	0.25%	0.95%	3.31%
June 30, 2009	0.31%	0.25%	1.11%	3.53%
March 31, 2009	0.50%	0.25%	0.80%	2.66%

At its regularly scheduled meeting on August 8, 2011, the U.S. Federal Reserve stated that economic conditions were “likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.” Generally the Federal Reserve has not made public its intentions for anything more than a short period of time. This statement, while appearing to remove near-term rising rates as a risk to the results of our operations, does not rule out changes in their strategy at any period.

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized
September 30, 2011	7.14%	28.55%
June 30, 2011	4.64%	18.54%
March 31, 2011	5.61%	22.44%
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%

Investing the Proceeds of our Offerings

Due to the regulation requiring the distribution of REIT income, our ability to grow our company is based on raising additional equity capital. We began operations following the consummation of our initial private offering on November 5, 2007. We raised additional private equity again in February 2008 and completed our initial public offering in April 2008. We have completed four follow-on offering transactions since that time. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)
March 18, 2011	16,675,000	$28.50	$468,765
January 5, 2011	11,500,000	$28.75	$325,707
September 21, 2010	7,475,000	$28.75	$205,642
December 15, 2008	9,409,090	$22.00	$196,463
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
February 5, 2008	6,900,000	$24.00	$158,743
November 5, 2007	8,203,937	$20.00	$157,054

(1)	After deducting underwriting costs and other fees and costs associates with issuance.

While our operations are affected in many ways by the issuance of additional shares, a significant earnings impact may be that we are not able to invest all of the proceeds immediately. Depending on market conditions, and considering the fact that normal trade settlement on agency securities is not based on the trade date, on average, we have invested the proceeds from these offerings in approximately two months from the date of these offerings. Since each capital raise was individually significant to the size of our portfolio, our results from operations, and some statistics regarding such results, may not be meaningful or portray the underlying fundamentals of our investment portfolio.

Book Value per Share

As of September 30, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $26.32, an increase of $1.48, from $24.84 at December 31, 2010. This increase can be attributed in part to our common equity offerings during the first nine months of 2011, all of which were done at prices which were above our then current book value per share. The unrealized gain per share on our MBS increased slightly, while the unrealized loss per share on our interest rate swaps also increased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and mortgage-backed securities are not perfectly correlated, and depend on various market forces. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20

Investments

Agency Securities

As of September 30, 2011 and December 31, 2010, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.47 and 102.13, respectively, of face value. As of September 30, 2011 and December 31, 2010, we had approximately $416.1 million and $196.8 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2011, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset or Maturity	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	6.6%	$1,091,863	4.76%	$101.35	$1,106,555	$106.07	$1,158,144
19-36	5.5%	907,792	4.47%	$101.41	920,568	$106.05	$962,674
37-60	49.2%	8,299,571	3.41%	$102.45	8,502,916	$104.42	$8,666,670
61-84	30.6%	5,167,829	3.40%	$102.65	5,304,845	$104.28	$5,389,188
85-120	1.7%	293,712	3.62%	$103.19	303,091	$104.55	$307,070
121-180	6.4%	1,092,382	3.13%	$103.56	1,131,246	$103.50	$1,130,628

Total MBS	100.0%	$16,853,149	3.54%	$102.47	$17,269,221	$104.52	$17,614,374

As of December 31, 2010, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset or Maturity	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	6.6%	$605,242	3.80%	$101.54	$614,569	$104.58	$632,978
19-36	17.0%	1,535,856	5.15%	$101.29	1,555,726	$106.06	1,628,967
37-60	54.2%	5,001,576	3.78%	$102.13	5,107,959	$103.87	5,195,156
61-84	20.2%	1,897,287	3.46%	$102.88	1,951,899	$102.20	1,938,935
85-120	2.0%	188,132	3.56%	$103.52	194,751	$101.62	191,180

Total MBS	100.0%	$9,228,093	3.94%	$102.13	$9,424,904	$103.89	$9,587,216

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.
(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.
(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(5)	Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging valuations.

(6)	Market value is the total market value for the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging valuations.

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$12,388,104	70.3%	$6,657,756	69.4%
Freddie Mac Certificates	5,226,270	29.7%	2,929,460	30.6%

Total MBS	$17,614,374		$9,587,216

We typically want to own a higher percentage of Fannie Mae adjustable-rate MBS than Freddie Mac adjustable-rate MBS as Fannie Mae has better cash flow to the security holder because it pays the principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of September 30, 2011 and December 31, 2010, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 53 months, after which time the interest rates reset and become adjustable annually. At September 30, 2011, 92.5% of our Agency ARMs were still in their initial fixed-rate period, and approximately 0.6% of our Agency MBS will reach the end of their initial fixed-rate period in the next 12 months. The balance of our Agency ARMs, have already reached their initial reset period and will reset annually for the life of the security.

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

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate MBS purchased to date have been 15-year amortizing fixed rate securities. At September 30, 2011 we owned $1.1 billion of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.

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

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2011 and December 31, 2010, we had established 30 and 26 borrowing relationships, respectively, with various banking firms and other lenders. We had outstanding balances under our repurchase agreements at September 30, 2011 and December 31, 2010 of $15.9 billion and $8.7 billion, respectively.

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

As of September 30, 2011, we had in place 69 interest rate swap agreements with 14 counterparties designed to lock in funding costs for specific funding activities associated with specific assets, in an effort to assure realizing attractive net interest margins. Such hedge selection incorporates an assumed prepayment schedule, which, if not realized, will cause our operating results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.5 billion of borrowings under our repurchase agreements.

Summary Financial Data

(in thousands, except per share amounts)	Three months ended (unaudited)		Nine months ended (unaudited)
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Statement of Income Data
MBS interest income	$110,125	$63,701	$310,248	$196,084
Other interest income	380	323	1,051	897

Total Interest Income	110,505	64,024	311,299	196,981
Interest expense	(40,259)	(24,065)	(102,363)	(71,182)

Net Interest Income	70,246	39,959	208,936	125,799
Gain on sale of mortgage-backed securities	13,330	6,723	17,735	7,767
Operating Expenses	(4,594)	(3,449)	(12,922)	(9,787)

Net Income	$78,982	$43,233	$213,749	$123,779

Earnings per share-common stock, basic	$1.04	$1.12	$3.05	$3.33
Earnings per share-common stock, diluted	$1.04	$1.11	$3.05	$3.32
Weighted average shares outstanding	75,743	38,765	70,057	37,215
Cash dividends declared per common share	$1.00	$1.10	$3.00	$3.40

Key Portfolio Statistics*
Average MBS (1)	$16,192,903	$6,881,681	$14,030,450	$6,735,802
Average Repurchase Agreements (2)	$14,884,196	$6,302,601	$12,820,514	$6,206,242
Average Equity (3)	$2,035,296	$1,001,956	$1,851,482	$962,184
Average Portfolio Yield (4)	2.72%	3.70%	2.95%	3.88%
Average Cost of Funds (5)	1.08%	1.53%	1.06%	1.53%
Interest Rate Spread (6)	1.64%	2.17%	1.89%	2.35%
Return on Average Equity (7)	15.52%	17.26%	15.39%	17.15%
Average Annual Portfolio Repayment Rate (8)	28.55%	33.91%	23.37%	38.26%
Debt to Equity (at period end) (9)	7.9:1	5.6:1	7.9:1	5.6:1
Debt to Additional Paid in Capital at period end) (10)	8.4:1	6.4:1	8.4:1	6.4:1

Selected Balance Sheet Data
Mortgage-backed securities	$17,614,374	$7,608,062	$17,614,374	$7,608,062
Total Assets	18,358,202	8,177,855	18,358,202	8,177,855
Repurchase Agreements	15,886,231	6,678,426	15,886,231	6,678,426
Stockholder’s Equity	2,015,003	1,190,313	2,015,003	1,190,313

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Our daily average investment in Agency MBS was calculated by dividing the sum of our daily Agency MBS investments during the period by the number of days in the period.
(2)	Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.
(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our MBS interest income, net of amortization, by our average Agency MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Overview

The results discussed in this section should be read with keeping in mind that there were a number of significant events that have occurred in the three months ended September 30, 2011 that generally did not materially affect results, but did increase the perceived risks to our operations as macro events covering the broad mortgage and finance market. At times volatility was exacerbated due to fears of events, some of which either did not come to pass or did not occur. These events included the downgrade of U.S. government credit rating, the near failure of the U.S. government to extend the debt ceiling, the European debt crisis, government sponsored mortgage refinancing, new U.S. Treasury programs designed to stimulate mortgage financing, and increased regulatory concerns.

Three months ended September 30, 2011 and 2010

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended September 30, 2011 was $110.5 million, as compared to $64.0 million for the quarter ended September 30, 2010. The most significant factor in this increase was the larger securities portfolio. Our average MBS for the quarter ended September 30, 2011 was $16.2 billion as compared to $6.9 billion for the quarter ended September 30, 2010. The increase in our interest income generally is not exactly proportionate to the increase in average MBS because the coupon rate on our recent purchases will be at different rates than in the portfolio in any comparable period. Our weighted average coupon at September 30, 2011 was 3.54%, as compared to 4.29% at September 30, 2010. As mortgage rates rise and fall, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio.

Our annualized yield on average assets for the quarter ended September 30, 2011 was 2.72% as compared to 3.70% for the quarter ended September 30, 2010. After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended September 30, 2011 was 28.55%, which was lower than the rate of 33.91% for the three months ended September 30, 2010. The rate for the quarter ended September 30, 2010 was elevated as compared to the current quarter primarily due to the impact of Fannie Mae and Freddie Mac repurchasing delinquent mortgages from existing MBS, which was a one-time event. Historically, the prepayment rate of mortgages has been most affected by the increase or decrease of interest rates. However, the current condition of the U.S. economy and housing market has inhibited, and may continue to inhibit, some homeowners’ ability to purchase a new home or refinance an existing mortgage, keeping prepayment rates slower than expected. The U.S. Government continues to be active in the mortgage market, and their ability to influence the market poses a risk to the sustainability of our current earnings.

Our interest expense for the quarter ended September 30, 2011 was $40.3 million as compared to $24.1 million for the quarter ended September 30, 2010. Our average borrowings increased from $6.3 billion for the quarter ended September 30, 2010 to $14.9 billion for the quarter ended September 30, 2011, due to the increase in portfolio size. Although our borrowings increased, our total interest expense increased by a lesser amount due to a lower overall cost of funds. Our annualized average cost of funds, including hedges, was 1.08% for the quarter ended September 30, 2011, as compared to 1.53% for the quarter ended September 30, 2010. The components of our cost of funds are 1) rates on our repurchase agreement, and 2) rates on our interest rate swaps. While short term borrowing rates were relatively unchanged between the periods, we had some longer term repurchase agreements and interest rate swaps with higher rates expire during the past year. Although we added to our total interest rate swap position, the lower rate environment allowed us to decrease the average rate of our swap positions.

Our net interest income for the quarter ended September 30, 2011 was $70.2 million, and our net interest margin, or “spread”, was 1.64%. For the quarter ended September 30, 2010 our net interest income was $40.0 million and our spread was 2.17%. This decrease in our spread was due to our decreased yield, as described above, mitigated by a lower cost of funds, as compared to a year ago. The dollar figure is influenced by the size of our portfolio and overall interest rate levels, while we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $678 million of MBS in the third quarter of 2011, realizing gains of $13.3 million and $302 million of MBS in the third quarter of 2010, realizing gains of $6.7 million.

Our total operating expenses for the quarters ended September 30, 2011 and 2010 were $4.6 million and $3.4 million, respectively. The majority of this increase was due to the increase in the fee we pay our manager, which is based on our equity, which grew significantly from the prior year. This equates to an annualized expense ratio of 90 and 138 basis points, respectively, of average equity. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offerings, decreased the ratio as compared to a year ago. The scalability of our business model means that growth in assets is not closely correlated to growth in expenses.

Our net income for the quarter ended September 30, 2011 was $79.0 million or $1.04 per weighted average share. This represents an annualized return on average equity of 15.52% for the period. For the quarter ended September 30, 2010, our net income was $43.2 million or $1.12 per weighted average share, and the annualized return on average equity was 17.26%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Nine months ended September 30, 2011 and 2010

In general, most of the items influencing our operating results for the nine month periods ended September 30, 2011 and 2010 were similar as the items affecting the quarterly results described above. For the nine month period ended September 30, 2011 we had interest income of $311.3 million compared to $197.0 million for the same period in 2010. Due to investing the proceeds of our common stock offerings, our portfolio was significantly larger during this period, as we had average earning assets of $14.0 billion for the nine months ended September 30, 2011 compared to $6.7 billion for the nine months ended September 30, 2010. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 3.88% for the nine months ended September 30, 2010 to 2.95% for the nine months ended September 30, 2011. This was the result of buying lower coupon MBS with our offering proceeds and replacing repayments of principal on our MBS. The portfolio prepayment rate decreased on an annualized basis, from 38.26% for the first nine months of 2010 to 23.37% for the same period in 2011. The Fannie Mae and Freddie Mac delinquent loan repurchase program, as mentioned above, were the primary cause of our faster rate of repayment in 2010.

Our interest expense for the nine months ended September 30, 2011 was $102.4 million as compared to $71.2 million for the nine months ended September 30, 2010. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first half of 2011. Our average cost of funds, including hedges, fell from 1.53% for the nine months ended September 30, 2010 to 1.06% for the same period in 2011. We realized gains on sale of our MBS of $17.7 million for the nine months ended September 30, 2011 as compared to $7.8 million for the nine months ended September 30, 2010.

Our net interest income for the nine months ended September 30, 2011 was $208.9 million, and our spread was 1.89%. For the nine months ended September 30, 2010, our net interest income was $125.8 million and our spread was 2.35%. We incurred expenses for the nine months ended September 30, 2011 and 2010 of $12.9 million and $9.8 million, respectively. We earned net income of $213.7 million or $3.05 per weighted average share for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, we earned net income of $123.8 million or $3.33 per weighted average share. Our per share income for the nine months ended September 30, 2011 was lower than the nine months ended September 30, 2010 due to two main factors. First, we had lower spread in the first nine months of 2011 due to lower overall mortgage rates. Second, we were investing the proceeds from our common stock offerings in January and March 2011. Our investment process generally takes from one to three months to complete, and therefore, we were not at our typical run-rate of earnings until the third quarter of 2011.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	September 30, 2011
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$15,886,231	0.29%	$3,024	$15,889,255
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$15,886,231	0.29%	$3,024	$15,889,255

	December 31, 2010
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2011. These agreements were for a total notional amount of $7.5 billion, had a weighted average rate of 1.82% and a weighted average term of 36 months.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At September 30, 2011, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
September 30, 2011	$14,884,196	$15,886,231	$15,907,289	$14,334,014
June 30, 2011	$13,540,291	$14,800,594	$14,800,594	$11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628
December 31, 2009	6,079,893	6,346,518	6,346,518	6,005,602
September 30, 2009	5,781,639	6,007,909	6,012,302	5,496,854
June 30, 2009	5,359,086	5,496,854	5,567,486	5,242,988
March 31, 2009	4,985,718	5,250,382	5,273,594	4,519,435

As of September 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.4% (weighted by borrowing amount). As of December 31, 2010, our weighted average haircut was approximately 4.4%. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our MBS assets pledged as collateral drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall above a certain minimum threshold. This threshold is usually between $50,000 and $150,000. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of September 30, 2011 and December 31, 2010, we had approximately $1.2 billion and $630 million, respectively, in agency securities, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of September 30, 2011, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.9:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During the third quarter of 2011, we received funds from sales of our common stock under an “at-the-market” offering program.

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

During the three months ended September 30, 2011, we issued 1,295,000 shares of common stock in at-the-market transactions at an average price of $27.95 per share raising net proceeds, after sales commissions and expenses, of approximately $35.7 million. We paid $0.5 million in sales commissions to Cantor during the three months ended September 30, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At September 30, 2011 and December 31, 2010, our total borrowings were approximately $15.9 billion and $8.7 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.9:1 and 7.6:1, respectively. We have maintained a lower leverage than we might at times due to having a defensive posture against future rate increases and to preserve liquidity as there are still significant unknowns in the financial markets, including government intervention in our industry, especially as it relates to prepayment speeds. Also, our leverage ratio will increase when asset prices drop, making some of the apparent safety of low leverage temporary.

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

We seek to mitigate interest rate risk through utilization of extended term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2011, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $7.5 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(9.38%)	(1.45%)
+ 0.50%	(4.35%)	(0.35%)
- 0.50%	(0.46%)	0.10%
- 1.00%	(6.62%)	0.05%

December 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.25%)	(1.50%)
+ 0.50%	(3.0%)	(0.54%)
- 0.50%	1.48%	0.26%
- 1.00%	(3.68%)	0.38%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at September 30, 2011 and December 31, 2010, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, a hypothetical interest rate decrease could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

The recent downgrade of the U.S. government’s credit rating and any future downgrades of the U.S. government’s credit rating may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in our portfolio. In addition, the downgrade of the U.S. government’s credit rating has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S. government’s credit rating and any future downgrades of the U.S. government’s credit rating may materially adversely affect our business, financial condition and results of operations.

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests and 80% in real estate-related investments (including our qualifying real estate interests). We refer to this exemption as the “Mortgage Exemption.” In order to constitute a qualifying real estate interest under the 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the Investment Company Act. Accordingly, we intend to maintain at least 55% of our assets in whole pools of mortgages issued by Ginnie Mae, Fannie Mae or Freddie Mac. We may, consistent with our investment allocation guidelines and the Investment Company Act, invest up to 45% but not less than 25% of our remaining assets in partial pools of mortgages and other real estate-related investments (including our qualifying real estate interests). However, competition for investments may prevent us from acquiring mortgage securities that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying securities to comply with the Mortgage Exemption under the Investment Company Act.

In addition, on September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2011; (iv) Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements (Unaudited) for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: October 31, 2011	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2011; (iv) Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements (Unaudited) for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.