Form 10-K
period 2011-12-31
Hatteras Financial Corp
filed 2012-02-23
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,119,835,021 based on the closing price on the New York Stock Exchange as of June 30, 2011.

Number of the registrant’s common stock outstanding as of February 18, 2012:  77,154,404

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

Our Assets

Our focus on asset selection is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. Adjustable rate mortgages (“ARMs”) are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.

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

Atlantic Capital Advisors LLC manages both our company and ACM Financial Trust (“ACM”), a privately-held mortgage REIT founded in 1998. Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM. Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele, co-chief investment officer William H. Gibbs, Jr., and co-chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM. As of December 31, 2011, ACM owned approximately $ 1.5 billion in agency securities. We do not own any interest in ACM.

The Management Agreement

On February 23, 2012, we entered into a new management agreement with our manager, Atlantic Capital Advisors LLC. The new management agreement replaced the 2007 management agreement entered into at the time of our initial capitalization as a private company and before our initial public offering in 2008. The management agreement requires our manager to manage our business affairs in conformity with policies and investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is subject to the direction and oversight of our board of directors. Our manager is responsible for (1) the identification, selection, purchase and sale of our portfolio investments, (2) our financing and risk management activities, and (3) providing us with investment advisory services. In addition, our manager is responsible for our day-to-day operations.

The initial term of the management agreement expires on February 23, 2015. Under terms of the agreement, it will automatically renew for an additional one year term on February 23 of each year thereafter unless terminated or otherwise renegotiated.

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

Employees

We are managed by Atlantic Capital Advisors LLC pursuant to the management agreement between our manager and us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our manager has 11 employees.

Additional Information

We have made available copies of the charters of the committees of our board of directors, our code of business ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the Securities and Exchange Commission (“SEC”) on our website at www.hatfin.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Hatteras Financial Corp., 110 Oakwood Drive, Suite 340, Winston-Salem, North Carolina 27103, Attention: Corporate Secretary. All filings we make with the SEC are also available free of charge on our website.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

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

The term of our management agreement expires on February 23, 2015. The agreement is automatically renewed for a one-year term on each anniversary date thereafter unless terminated. Our independent directors review our manager’s performance periodically and the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon: (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager.

We must provide 180 days’ prior notice of any such termination. Our manager will be paid a termination fee equal to four times the average annual management fee earned by our manager during the two years immediately preceding termination. The termination fee may make it more difficult for us to terminate the management agreement. These provisions increase the cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our manager may allocate mortgage-related opportunities to ACM, and thus may divert attractive investment opportunities away from us.

Each of our executive officers and some of our directors also serve as officers and owners of our manager. Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours. Furthermore, three of our executive officers, Messrs. Michael and Benjamin Hough and Mr. Gibbs are also executive officers and directors of ACM. Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM. Mr. Boos serves as our co-chief investment officer and also as chief investment strategist of ACM. Our executive officers, who as of December 31, 2011, collectively and beneficially owned approximately 1.7% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM. Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM. Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable. In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate. However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other. Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us. Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would drastically reduce the amount and type of agency securities available for investment, which are our only targeted investments.

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

Difficult conditions in the financial markets, and the economy generally, have caused many lenders, including some of our own lenders, to suffer substantial losses and may cause us losses related to our agency securities, and there is no assurance that these conditions will improve in the near future. As a result, we may not be able to obtain cost-effective financing.

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

The downgrade of the U.S. government’s or certain European countries’ credit ratings and any future downgrades of the U.S. government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, the downgrade of the U.S. government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S. government’s credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government’s credit rating or the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

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

During 2008 and 2009, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In September 2011, the White House announced they are working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on some agency securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the agency securities in which we invest.

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

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by primarily using third-party pricing services and broker-dealer quotes. The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, periodic and life caps and other similar factors. Traders at broker-dealers function as market-makers for these securities, and these brokers have a direct view of the trading activity. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by accounting rules to reduce the value of one or more agency securities on our balance sheet, then our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Our delayed delivery transactions, including “to-be-announced” (“TBA”) transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase a substantial portion of our agency securities through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (1) identified agency securities, or (2) to-be-issued (or “to-be-announced”) agency securities with certain terms. As with any forward purchase contract, the value of the underlying agency securities may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying agency securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

Because we acquire agency securities that are backed by hybrid ARMs, and fixed-rate securities, an increase in interest rates may adversely affect our profitability.

Most of our investments currently consist of agency securities that are backed by hybrid ARMs, which have a fixed rate for an initial period of time before becoming adjustable-rate securities, or fixed-rate mortgage securities. In a period of rising interest rates, the interest payments on our borrowings could increase while the interest payments we earn on our hybrid mortgage securities and fixed-rate mortgage securities would not change. As a result, our returns would be reduced.

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

Pools of mortgage loans underlie the agency securities that we acquire. We will generally receive principal distributions from the principal payments that are made on these underlying mortgage loans. When borrowers repay their mortgage loans faster than expected, this results in prepayments to us that are faster than expected on the related agency securities. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We may purchase agency securities that have a higher interest rate than the market interest rate at the time of purchase. In exchange for this higher interest rate, we would be required to pay a premium over the face amount of the security to acquire the security. In accordance with accounting rules, we would amortize this premium over the term of the mortgage security. If principal distributions are received faster than anticipated, we would be required to expense the premium faster. We may not be able to reinvest the principal distributions received on agency securities in similar new agency securities and, to the extent that we can do so, the effective interest rates on the new agency securities will likely be lower than the yields on the mortgages that were prepaid.

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

We generally borrow between eight and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount. As of December 31, 2011, our borrowings were approximately $16.2 billion, and our debt-to-shareholders’ equity ratio was approximately 7.8:1. To the extent we exceed a debt-to-shareholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe. We incur leverage by borrowing against our agency securities. Incurring debt subjects us to many risks, including the risks that:

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2011, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

As of December 31, 2011, the weighted average margin requirement under all our repurchase agreements was approximately 4.4% (weighted by borrowing amount).

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

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year. The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut. If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion regarding risks related to exposure to European financial institution counterparties in light of recent market conditions. We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our shareholders.

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

In addition, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in mortgage-backed securities are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2011. These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate assets or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable regulations of the U.S. Treasury. Income from hedging transactions entered into prior to July 31, 2008 that hedge interest rate risk on liabilities incurred to carry or acquire real estate assets will be excluded from gross income for purposes of the REIT 95% gross income test, but will not be qualifying income for purposes of the REIT 75% gross income test. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

We do not own any properties. Our executive and administrative office is located at 110 Oakwood Drive, Suite 340, Winston-Salem, NC 27103 and we have one satellite office in Columbia, Maryland. As part of our management agreement, our manager is responsible for providing the office space required in rendering services to us, and accordingly, rent responsibilities belong to our manager.

Item 3.	Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2010	28.32	23.81
Quarter ended June 30, 2010	30.03	11.25
Quarter ended September 30, 2010	30.86	26.73
Quarter ended December 31, 2010	31.98	28.28
Quarter ended March 31, 2011	30.99	27.88
Quarter ended June 30, 2011	29.39	27.12
Quarter ended September 30, 2011	29.26	23.80
Quarter ended December 31, 2011	27.31	22.33

The per-share closing price for our common stock, as reported by the NYSE on February 17, 2012, was $28.44.

Holders of Our Common Stock

As of February 21, 2012, there were approximately 18 record holders of our common stock, including shares held in “street name” by nominees who are record holders, but excluding employees that received stock awards under our 2007 Equity Incentive Plan.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. For 2011, we paid $3.90 per share of common stock in dividends. Of the $3.90, 97.6003% represented ordinary income, 2.3997% represented long-term capital gain, and 0.0% represented return of capital for tax purposes. For 2010, we paid $4.40 per share of common stock in dividends. Of the $4.40, 96.2724% represented ordinary income, 3.7276% represented long-term capital gain, and 0.0% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
Quarter ended March 31, 2010	$1.20
Quarter ended June 30, 2010	$1.10
Quarter ended September 30, 2010	$1.10
Quarter ended December 31, 2010	$1.00
Quarter ended March 31, 2011	$1.00
Quarter ended June 30, 2011	$1.00
Quarter ended September 30, 2011	$1.00
Quarter ended December 31, 2011	$0.90

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from April 30, 2008 to the NYSE closing price per share on December 31, 2011 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on April 30, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

	Period Ending
Index	04/30/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11
Hatteras Financial Corp.	100.00	93.81	118.56	133.02	146.33	158.47	184.95	184.78	185.46
S&P 500	100.00	92.76	66.34	68.44	83.90	78.32	96.54	102.35	98.58
NAREIT Mortgage REIT	100.00	87.28	79.86	83.65	99.53	103.31	122.01	127.06	119.07

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2011, 2010 and 2009, and 2008 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.

(in thousands, except per share amounts)
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Statement of Income Data
Interest income on mortgage-backed securities	$424,713	$263,751	$282,344	$196,322

Interest income on short-term cash investments	1,407	1,265	771	2,050

Interest Expense	(144,662)	(95,923)	(96,267)	(104,481)

Net Interest Income	281,458	169,093	186,848	93,891

Operating Expenses	(17,661)	(13,144)	(12,448)	(8,714)

Net gain on sale of mortgage-backed securities	20,576	13,551	—	—

Provision for Claim Receivable	—	—	—	(6,048)

Net Income	$284,373	$169,500	$174,400	$79,129

Earnings per share - common stock, basic	$3.97	$4.30	$4.82	$3.48

Earnings per share - common stock, diluted	$3.97	$4.30	$4.82	$3.48

Weighted average shares outstanding	71,708,508	39,454,362	36,195,840	22,758,525

Distributions per common share	$3.90	$4.40	$4.50	$3.49

Key Portfolio Statistics*
Average MBS (1)	$14,932,378	$7,052,063	$6,088,084	$3,877,007
Average Repurchase Agreements (2)	$13,692,704	$6,488,678	$5,555,212	$3,524,028
Average Equity (3)	$1,899,211	$1,019,200	$875,914	$465,966
Average Portfolio Yield (4)	2.84%	3.74%	4.64%	5.06%
Average Cost of Funds (5)	1.06%	1.48%	1.73%	2.96%
Interest Rate Spread (6)	1.78%	2.26%	2.91%	2.10%
Return on Average Equity (7)	14.97%	16.63%	19.91%	16.98%
Average Annual Portfolio Repayment Rate (8)	24.54%	36.27%	19.79%	10.04%
Debt to Equity (at period end) (9)	7.8:1	7.6:1	6.8:1	6.1:1
Debt to Additional Paid in Capital (at period end) (10)	8.5:1	8.3:1	8.2:1	5.9:1

Selected Balance Sheet Data
Mortgage-backed securities	$17,741,873	$9,587,216	$6,992,771	$5,107,074

Total Assets	18,586,719	10,006,979	7,416,402	5,460,326

Repurchase Agreements	16,162,375	8,681,060	6,046,518	4,119,435

Long Term Repurchase Agreements	—	—	300,000	400,000

Stockholder’s Equity	2,080,188	1,145,484	931,713	736,287

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in agency mortgage-backed securities (“MBS”) was calculated by dividing the sum of our daily agency MBS investments during the period by the number of days in the period.
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

In order to grow our company, we may from time to time raise additional capital using various market based transactions. Accordingly, all of our financial results and data should be viewed with the knowledge that our equity raises have been significant for our company, and that some period to period comparisons may not be meaningful or may produce comparisons that may be misleading to future activity and results.

The following table represents key data regarding our company since the quarter ending March 31, 2009:

(in thousands except per share amounts)		Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
As of	Agency Securities (1)
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07

(1)	Includes unsettled purchases and forward commitments to purchase agency MBS.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our agency securities; and

•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

Our manager is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see Item 1A - “Risk Factors”.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

Since 2007, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of residential MBS, including agency securities. Recently, the financial weakness of the European Union sovereign nations, particularly the de facto default of Greece, has renewed concerns of the stability of financial systems worldwide. Further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 21, 2011, the U.S. Federal Reserve, in a program dubbed “Operation Twist,” announced that they intend to sell $400 billion shorter term U.S. Treasury securities by the end of June 2012, and reinvest the proceeds to purchase longer term U.S. Treasury securities with a goal of further monetary stimulus. They also announced that they will continue to reinvest principal repayments from agency securities back into agency securities. This program is intended to extend the average maturity of the securities in the U.S. Federal Reserve’s portfolio. By reducing the supply of longer term U.S. Treasury securities in the market, this action should put downward pressure on longer term interest rates, including rates on financial assets that investors consider to be close substitutes for longer term U.S. Treasury securities, like certain types of agency securities. The reduction in longer term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery.

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

U.S Government Credit Rating

The current U.S. debt ceiling and budget deficit concerns led to the downgrade by Standard & Poor’s of the U.S. government’s credit rating for the first time in history. As assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, and thus were also downgraded at that time. While the other rating agencies have not downgraded the U.S. government’s rating, if they were to do so it would likely impact the perceived credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, further downgrades of the U.S. government’s credit rating or the credit ratings of certain European countries would likely create broader financial turmoil and uncertainty, which could have a serious negative impact on the global banking system. This could have an adverse impact on our business, financial condition and results of operations.

Regulatory Concerns

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

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

In September 2011, the White House announced they are working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

Exposure to European Financial Counterparties

We currently finance the acquisition of our agency securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3%-5% of the amount borrowed. While repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

In addition, we use interest rate swaps to manage interest rate risk exposure in connection with our repurchase agreement financings. We will make cash payments or pledge securities as collateral as part of a margin arrangement in connection with interest rate swaps that are in an unrealized loss position. In the event that a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of cash or securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At December 31, 2011, we had entered into repurchase agreements and/or interest rate swaps with eight financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.

At December 31, 2011, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.

If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair of swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

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

	30- day LIBOR	Fed Funds	Two Year Treasury	10 Year Treasury
December 31, 2011	0.30%	0.25%	0.24%	1.88%
September 30, 2011	0.24%	0.25%	0.25%	1.92%
June 30, 2011	0.19%	0.25%	0.46%	3.16%
March 31, 2011	0.24%	0.25%	0.83%	3.47%
December 31, 2010	0.26%	0.25%	0.60%	3.30%
September 30, 2010	0.26%	0.25%	0.43%	2.51%
June 30, 2010	0.35%	0.25%	0.61%	2.93%
March 31, 2010	0.25%	0.25%	1.02%	3.83%
December 31, 2009	0.23%	0.25%	1.14%	3.84%
September 30, 2009	0.25%	0.25%	0.95%	3.31%
June 30, 2009	0.31%	0.25%	1.11%	3.53%
March 31, 2009	0.50%	0.25%	0.80%	2.66%

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

Quarter ended	Average Quarterly Principal Repayment Rate	Average Rate Annualized

December 31, 2011	6.85%	27.39%
September 30, 2011	7.14%	28.55%
June 30, 2011	4.64%	18.54%
March 31, 2011	5.61%	22.44%
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share	Net Proceeds (1)

March 18, 2011	16,675,000	$28.50	$468,765
January 5, 2011	11,500,000	$28.75	$325,707
September 21, 2010	7,475,000	$28.75	$205,642
December 15, 2008	9,409,090	$22.00	$196,463
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
February 5, 2008	6,900,000	$24.00	$158,743
November 5, 2007	8,203,937	$20.00	$157,054

(1)	After deducting underwriting costs and other fees and costs associates with issuance.

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

Book Value per Share

As of December 31, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $27.08, an increase of $2.24, from $24.84 at December 31, 2010. The majority of this increase, $2.17, was a result of our additional offerings of common stock at prices that were higher than our book value at the time. The changes in the value of our assets and liabilities during this time essentially netted to zero. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations on the yield curve to offset each other. Also, there are other factors, such as credit perceptions, which may affect these values at times in the same direction. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20

Investments

Agency Securities

As of December 31, 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.47% of face value, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2011, we had approximately $418.1 million of unamortized premium included in the cost basis of our investments.

As of December 31, 2011 our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-18	8.1%	$1,355,919	4.75%	$101.30	$1,373,606	$106.43	$1,443,135
19-36	5.7%	956,912	3.95%	$102.02	976,239	$105.57	$1,010,209
37-60	45.7%	7,749,135	3.33%	$102.44	7,938,089	$104.64	$8,108,775
61-84	34.0%	5,775,967	3.32%	$102.69	5,931,052	$104.51	$6,036,655
85-120	0.9%	147,644	3.96%	$103.53	152,850	$105.09	$155,160
121-180	5.6%	953,133	3.05%	$103.34	984,936	$103.65	$987,939

Total MBS	100.0%	$16,938,710	3.46%	$102.47	$17,356,772	$104.74	$17,741,873

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

Our investment portfolio consisted of the following breakdown between Fannie Mae and Freddie Mac at December 31, 2011:

	December 31, 2011
(dollars in thousands)	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates	$12,219,548	68.9%
Freddie Mac Certificates	5,522,325	31.1%

Total MBS	$17,741,873

We typically want to own a higher percentage of Fannie Mae MBS than Freddie Mac MBS as Fannie Mae has better cash flow to the security holder as Fannie Mae pays their principal and interest quicker after accrual (45 days) as compared to Freddie Mac (75 days).

As of December 31, 2011, excluding any fixed-rate securities, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 51 months after which time the interest rates reset and become adjustable annually. At December 31, 2011, 98.8% of our agency ARMs were still in their initial fixed-rate period, and approximately 2.04% of our agency MBS will reach the end of their initial fixed-rate period in the next 12 months. The balance of our agency ARMs, have already reached their initial reset period and will reset annually for the life of the security.

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

While most of our purchases of agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBAs do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase forward for the purposes of holding the securities for investment, we consider all our agency MBS, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2011, we had established 29 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at December 31, 2011, of $16.2 billion.

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

As of December 31, 2011, we had entered into interest rate swap agreements designed to lock in funding costs for specific funding activities associated with specific assets, as a way to realize attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause hedge results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.3 billion of borrowings under our repurchase agreements.

Results of Operations

We commenced our operations in November 2007 with our first private offering of our common stock. We also issued additional shares three times during 2008, once in 2010, and twice in 2011, each of which significantly increased our equity capital, and thus, the size of our portfolio. Under our investment strategy, it generally takes some time to deploy significant amounts investment capital. Consequently, comparison of some year over year data or quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

2011 Compared to 2010

Our net income for the year ended December 31, 2011 was $284.4 million, or $3.97 per weighted average share, a decrease of $0.33 per share from earnings for the year ended December 31, 2010 of $169.5 million or $4.30 per weighted average share. In general, the increase in the gross net income number was a result of our significant capital raises early in 2011. In general this discussion will not comment on the increase in gross numbers as this was primarily a function of our increase in equity.

To understand the decrease on a per share basis requires a deeper look into the components of our business model. Two of the main drivers of earnings in an interest rate sensitive business are 1) the interest rate cycle and 2) the steepness of the yield curve. Generally, later in the falling interest rate part of the cycle, the difference between the amount we earn on our assets and pay on our liabilities, or net interest spread, experiences compression. While there is a wide range of reasons and timing aspects, this trend is reflective of the yield curve in general. Often at the same time, this compression is exacerbated by an increased rate of homeowner refinancing, or prepayments, which occurs as mortgage rates fall. Prepayment rates trended higher during 2011 due to falling interest rates, a flatter yield curve, and continued actions by the Federal Reserve and Treasury to make refinancing a mortgage economically attractive. In our portfolio, higher prepayments contributed in three ways to lower interest income: (1) higher premium amortization expense and lower asset yields; (2) lower average earning assets; and (3) lower weighted average coupon as new investments were at lower coupons.

While the relative difference between our interest income and interest expense is more important to our net income than the absolute level of rates, the yield on our assets is significantly affected by the coupon rate. Because of lower overall mortgage rates, our weighted average coupon at December 31, 2011 was 3.46%, a 0.48% decrease from December 31, 2010, when our assets had a weighted average coupon of 3.94%. These coupon rates declined throughout 2011 primarily due to continued economic weakness, further declines in the U.S. housing market, and continued pressure on mortgage rates from U.S. government policy. This resulted in our asset purchases being on average at lower interest rates. Spread compression is a normal part of an interest rate cycle, the affects of which become more pronounced the longer that rates stay low and stable.

Our net interest income for the year ended December 31, 2011 was $281.5 million, an increase compared to the year ended December 31, 2010 amount of $169.1 million. In 2011, our portfolio had an average yield of 2.84% and a cost of funds (including hedges) of 1.06%. This resulted in a net interest margin (or spread) of 1.78% for the year ended December 31, 2011. For the year ended December 31, 2010, our portfolio had a yield of 3.74% and a cost of funds of 1.48%, generating a net interest rate spread of 2.26%.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. The percentage rate of our portfolio repayment for the year ended December 31, 2011 was 24.54% as compared to 36.27% for the year ended December 31, 2010. While this rate of repayment was lower in 2011, it was still higher than expected, and in 2010 the U.S. government instituted a one-time repurchase of delinquent mortgages, which skewed the rate higher for that year. At December 31, 2011, our portfolio had an average dollar price of $102.47 per $100 of face value. Keeping the price of our portfolio close to par helps us predict and manage the costs associated with the repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a portfolio with a higher premium price.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2011 was 0.29%, decreasing from 0.42% year ended December 31, 2010. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. The LIBOR rate stayed consistently low throughout 2011, ending 2011 at 0.30%. In 2011, we incurred expense related to our interest rate hedges of $105.1 million, as compared to $68.9 million for the year ended December 31, 2010. We increased our total notional interest rate swap amount from $4.4 billion at December 31, 2010 to $7.3 billion at December 31, 2011. Lower repurchase rates combined with a lower overall rate on our hedges resulted in an average cost of funds for the year ended December 31, 2011 of 1.06%, down from 1.48% for the year ended December 31, 2010. We ended 2011 with a total $7.3 billion of interest rate swap contracts with a weighted average rate of 1.78% and weighted average term of 34 months.

We sold some of our agency securities in 2011 as part of normal adjustments to our portfolio. Although we typically buy and hold our securities, as conditions change in any year we may choose to dispose of certain securities. For example, we may dispose of a security if it falls outside of our current desired asset mix or we believe it to be at an increased risk of prepayment. In 2011, we disposed of $1.6 billion face value of agency MBS for a net gain of $20.6 million. In 2010 we disposed of $540 million face value of agency MBS for a gain of $ 13.6 million.

Our total operating expenses increased for the year ended December 31, 2011 compared to the year ended December 31, 2010. However, when measured as a percentage of average equity, they decreased meaningfully. Total operating expenses were $17.7 million which represented 93 basis points on average daily equity for the year ended December 31, 2011. The year ended December 31, 2010 total expenses were $13.1 million which represented 129 basis points on average equity for the year. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $13.8 million of the total expenses. The remaining expenses are share based compensation of $1.2 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $2.7 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

2010 Compared to 2009

Our net income for the year ended December 31, 2010 was $169.5 million, or $4.30 per weighted average share, a decrease of $0.52 per share from earnings from the year ended December 31, 2009 of $174.4 million or $4.82 per weighted average share. There were two main drivers of this trend. The first was high prepayment rates during the year due to falling interest rates and the delinquent loan buybacks by Fannie Mae and Freddie Mac. Higher prepayments contributed in three ways to a lower interest income: (1) higher premium amortization expense; (2) lower average earning assets; and (3) lower weighted average coupon as new investments were at lower coupons. The second major factor was that we had an increased share count as a result of our September 2010 common stock offering.

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

While the relative difference between our interest income and interest expense is more important to our performance than the absolute level of rates, the yield on our assets is a significant indicator of performance. Our gross coupon rate in 2010 dropped from 2009 due to lower overall mortgage rates combined with higher prepayment levels. At the end of 2009, we had invested in agency securities with a weighted average coupon of 4.86%. These coupon rates declined throughout 2010 primarily due to continued government intervention in the mortgage markets which meant any purchases were at lower overall interest rates. Spread compression is a normal part of an interest rate cycle, the affects of which become more pronounced the longer that rates are low and stable. Our weighted average coupon at December 31, 2010 was 3.94%.

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

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2010 was 0.42%, decreasing from 0.78% year ended December 31, 2009. The main indicator of our borrowing costs is the 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. The LIBOR rate stayed consistently low throughout 2010, ending 2010 at 0.26%. Our cost of funds also fell because we had some longer term repurchase agreements with higher fixed rates that terminated in 2010. In 2010, we incurred expense related to our interest rate hedges of $68.9 million, as compared to $52.8million for the year ended December 31, 2009. We increased our total notional interest rate swap amount from $2.7 billion at December 31, 2009 to $4.4 billion at December 31, 2010. Lower repurchase rates combined with a lower overall rate on our hedges resulted in an average cost of funds for the year ended December 31, 2010 of 1.48%, down from 1.73% for the year ended December 31, 2009. We ended 2010 with a total $4.4 billion of interest rate swap contracts with a weighted average rate of 2.15% and weighted average term of 34 months.

We sold some of our agency securities in 2010 as part of normal adjustments to our portfolio. Although we typically buy and hold our securities, as conditions change in any year we may choose to dispose of certain securities. For example, we may dispose of a security if it falls outside of our current desired asset mix or we believe it to be at an increased risk of prepayment. In 2010, we disposed of $540 million face value of agency MBS for a gain of $ 13.6 million. We had no sales in 2009.

Our total operating expenses were largely unchanged for the year ended December 31, 2010 compared to the year ended December 31, 2009. Total operating expenses were $13.1 million which represented 129 basis points on average daily equity for the year ended December 31, 2010. The year ended December 31, 2009 total expenses were $12.4 million which represented 142 basis points on average equity for the year. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. The management fee comprised $9.2 million of the total expenses for 2010. The remaining expenses for 2010 are share based compensation of $1.4 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $2.5 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2011 and December 31, 2010 (dollar amounts in thousands):

	December 31, 2011
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
(dollars in thousands)
Within 30 days	$16,162,375	0.37%	$3,820	$16,166,195
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$16,162,375	0.37%	$3,820	$16,166,195

	December 31, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
(dollars in thousands)
Within 30 days	$7,530,317	0.38%	$1,758	$7,532,075
30 days to 3 months	1,050,743	0.60%	572	1,051,315
3 months to 36 months	100,000	2.96%	1,660	101,660

	$8,681,060	0.44%	$3,990	$8,685,050

From time to time we may make forward commitments to purchase our agency MBS. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the Agency MBS forward purchase commitments shown as a net liability on the balance sheet as of December 31, 2011.

Face	Cost	Fair Market Value	Due to Brokers

$340,000	$348,937	$351,249	$348,937

We had contractual commitments under interest rate swap agreements as of December 31, 2011. These agreements were for a total notional amount of $7.3 billion, had an average rate of 1.78% and a weighted average term of 34 months.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At December 31, 2011, we had uncommitted repurchase facilities with 29 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
December 31, 2011	$16,280,835	$16,162,375	$16,807,220	$15,886,231
September 30, 2011	$14,884,196	$15,886,231	$15,907,289	$14,334,014
June 30, 2011	$13,540,291	$14,800,594	$14,800,594	$11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628
December 31, 2009	6,079,893	6,346,518	6,346,518	6,005,602
September 30, 2009	5,781,639	6,007,909	6,012,302	5,496,854
June 30, 2009	5,359,086	5,496,854	5,567,486	5,242,988
March 31, 2009	4,985,718	5,250,382	5,273,594	4,519,435

As of December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.4% (weighted by borrowing amount). As of December 31, 2010, our weighted average haircut was 4.4%. This rate remained constant as lending conditions have been stable.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of December 31, 2011 and 2010, we had approximately $1.1 billion and $630 million, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

One risk to our liquidity is the collateral, or haircut, held by our lenders. In the event of insolvency by a repurchase agreement lender, our claim to our haircut becomes that of a general unsecured creditor. In October of 2011, MF Global, Inc., one of our lending counterparties, filed for relief under Chapter 11 of the U.S. Bankruptcy Code. We were unable to recover approximately $0.8 million that was due us at that time under our repurchase agreement with MF Global, Inc. Due to the complexity of this estate, it will likely be several years before we receive any clarity as to any recovery, and therefore, we recorded a loss allowance for the total amount due at that time.

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

As of December 31, 2011, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.8:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During 2011, we received funds from sales of our common stock under an “at-the-market” offering program and from fully underwritten offering we completed in January and March.

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

Pursuant to the CEO Program, during the year ended December 31, 2011, we issued 2,361,500 shares of common stock in at-the-market transactions at an average price of $28.48 per share raising net proceeds, after sales commissions and expenses, of approximately $66.2 million. We paid $0.9 million in sales commissions to Cantor during the year ended December 31, 2011. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

On January 5, 2011 we completed a secondary public common stock offering that resulted in the issuance of 11,500,000 share of our common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option. The sales price to the public was $28.75 per share, and we received net proceeds of $325.7 million after the payment of underwriting discounts and expenses. We used the proceeds of this offering to purchase additional agency securities, provide working capital, and liquidity for our hedging strategy.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At December 31, 2011 and December 31, 2010, our total borrowings were approximately $16.2 billion and $8.7 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.8:1 and 7.6:1, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Interest Income: Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Market Valuation of Investment Securities: We invest in agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Investments requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classifies all of our agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income.

The estimated fair values of MBS are determined by management by obtaining valuations for our MBS from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

Impairment of Assets: We assess our investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, we use a two step evaluation process. First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not is it more likely than not that we will be required to sell the security prior to recovering its amortized cost basis. If we determine that the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

Derivative Instruments: We account for derivative instruments in accordance with the guidance included in the ASC Topic 815, Derivatives and Hedging. This guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of income or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates generally with interest rate swap agreements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors directly influence our performance far more than inflation. Although inflation is a primary factor in any interest rate, changes in interest rates do not necessarily correlate with changes in inflation rates, and these affects may be imperfect or lagging. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011 and 2010, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of December 31, 2011, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $7.3 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2011 and 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(10.37%)	(0.40%)
+ 0.50%	(4.76%)	(0.05%)
- 0.50%	(0.27%)	(0.30%)
- 1.00%	(5.91%)	(0.80%)

December 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.25%)	(1.50%)
+ 0.50%	(3.0%)	(0.54%)
- 0.50%	1.48%	0.26%
- 1.00%	(3.68%)	0.38%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at December 31, 2011, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report appears on page F-28 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

As of the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On February 23, 2012, we entered into a new management agreement with our external manager, Atlantic Capital Advisors LLC. The new management agreement replaced our 2007 management agreement entered at the time of our initial capitalization and before our initial public offering in 2008. The new management agreement does not change the percentage of equity payable as management fee to the manager. Compared to the 2007 management agreement, the new management agreement provides that additional expenses are to be reimbursed or paid by us. The new management has a three-year term and automatically renews for additional one-year terms unless terminated in accordance with its provisions. In addition, the new agreement also provides for a termination fee under certain circumstances of four times the average annual management fee earned by the manager during the two years immediately preceding termination by us.

The foregoing description of the new management agreement does not purport to be complete and is qualified in its entirety by reference to the new management agreement, a copy of which has been filed as Exhibit 10.2 to this report and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-25.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (2)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of November 5, 2007 (1)

10.2	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated February 23, 2012

10.3	2007 Equity Incentive Plan* (1)

10.4	2010 Equity Incentive Plan*(3)

10.5	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.6	Form of Restricted Stock Award Agreement for independent directors * (1)

10.7	Form of Indemnification Agreement * (1)

12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21	List of subsidiaries (1)

23	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

100.1

Submitted electronically herewith as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2011 and 2010; (ii) Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Financial Statements for the year ended December 31, 2011.

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

HATTERAS FINANCIAL CORP.

Dated: February 23, 2012	By:	/S/ MICHAEL R. HOUGH

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

Date	Signature

February 23, 2012	/s/ Michael R. Hough Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

February 23, 2012	/s/ Benjamin M. Hough Benjamin M. Hough	Director

February 23, 2012	/s/ David W. Berson David W. Berson	Director

February 23, 2012	/s/ Ira G. Kawaller Ira G. Kawaller	Director

February 23, 2012	/s/ Jeffrey D. Miller Jeffrey D. Miller	Director

February 23, 2012	/s/ Thomas D. Wren Thomas D. Wren	Director

February 23, 2012	/s/ Kenneth A. Steele Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying balance sheets of Hatteras Financial Corp. as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatteras Financial Corp. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 23, 2012

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
Assets

Mortgage-backed securities, at fair value (including pledged assets of $17,012,472 and $9,089,295 at December 31, 2011 and 2010, respectively)	$17,741,873	$9,587,216
Cash and cash equivalents	347,045	112,626
Restricted cash	237,014	75,422
Unsettled purchased mortgage-backed securities, at fair value	49,630	49,710
Accrued interest receivable	63,025	37,973
Principal payments receivable	105,333	84,151
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	—	23,944
Other assets	27,799	20,937

Total assets	$18,586,719	$10,006,979

Liabilities and shareholders’ equity
Repurchase agreements	$16,162,375	$8,681,060
Payable for unsettled securities	48,999	49,774
Accrued interest payable	4,596	3,177
Interest rate hedge liability	219,167	71,681
Dividend payable	69,141	46,116
Accounts payable and other liabilities	2,253	9,687

Total liabilities	16,506,531	8,861,495

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at December 31, 2011 and 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 76,823,220 and 46,115,990 shares issued and outstanding at December 31, 2011 and 2010, respectively	77	46
Additional paid-in capital	1,904,748	1,043,027
Retained earnings (accumulated deficit)	2,041	(3,480)
Accumulated other comprehensive income	173,322	105,891

Total shareholders’ equity	2,080,188	1,145,484

Total liabilities and shareholders’ equity	$18,586,719	$10,006,979

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009

Interest income:
Interest income on mortgage-backed securities	$424,713	$263,751	$282,344
Interest income on short-term cash investments	1,407	1,265	771

Interest income	426,120	265,016	283,115

Interest expense	144,662	95,923	96,267

Net interest income	281,458	169,093	186,848

Operating expenses:
Management fee	13,787	9,205	8,677
Share based compensation	1,150	1,432	1,296
General and administrative	2,724	2,507	2,475

Total operating expenses	17,661	13,144	12,448

Other income/(expense):
Net gain on sale of mortgage-backed securities	20,576	13,551	—

Other income/(expense)	20,576	13,551	—

Net income	$284,373	$169,500	$174,400

Earnings per share - common stock, basic and diluted	$3.97	$4.30	$4.82

Weighted average shares outstanding	71,708,058	39,454,362	36,195,840

See accompanying notes.

Hatteras Financial Corp

Statements of Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009
Net income	$284,373	$169,500	$174,400

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale	223,333	(34,898)	156,090
Net unrealized (losses) gains on interest rate hedges	(155,902)	(11,934)	26,754

Other comprehensive income (loss)	67,431	(46,832)	182,844

Comprehensive income	$351,804	$122,668	$357,244

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2008	$36	$769,159	$(2,787)	$(30,121)	$736,287
Issuance of restricted stock	—	—	—	—	—
Cost of issuance of common stock		(223)			(223)
Share based compensation expense	—	1,296	—	—	1,296
Dividends declared on common stock	—	—	(162,891)	—	(162,891)
Net income	—	—	174,400	—	174,400
Other comprehensive income:				182,844	182,844

Balance at December 31, 2009	$36	$770,232	$8,722	$152,723	$931,713

Issuance of restricted stock	—	—	—	—	—
Issuance of common stock	10	271,363			271,373
Share based compensation expense	—	1,432	—	—	1,432
Dividends declared on common stock	—	—	(181,702)	—	(181,702)
Net income	—	—	169,500	—	169,500
Other comprehensive loss:				(46,832)	(46,832)

Balance at December 31, 2010	$46	$1,043,027	$(3,480)	$105,891	$1,145,484

Issuance of restricted stock	—	—	—	—	—
Issuance of common stock	31	860,571			860,602
Share based compensation expense	—	1,150	—	—	1,150
Dividends declared on common stock	—	—	(278,852)	—	(278,852)
Net income	—	—	284,373	—	284,373
Other comprehensive income				67,431	67,431

Balance at December 31, 2011	$77	$1,904,748	$2,041	$173,322	$2,080,188

Hatteras Financial Corp.

Statements of Cash Flows

For the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	2011	2010	2009
Operating activities
Net income	$284,373	$169,500	$174,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium related to mortgage-backed securities	93,335	41,778	19,363
Amortization related to interest rate swap agreements	346	226	170
Share based compensation expense	1,150	1,432	1,296
Hedge ineffectiveness	655	210	(344)
Net gain on sale of mortgage-backed securities	(20,576)	(13,551)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(25,052)	(2,413)	(7,105)
Increase in other assets	(1,881)	(20,399)	(291)
Increase (decrease) accrued interest payable	1,419	208	(5,657)
Increase (decrease) in accounts payable and other liabilities	1,111	(721)	(47)

Net cash provided by operating activities	334,880	176,270	181,785

Investing activities
Purchases of mortgage-backed securities	(13,351,128)	(5,728,275)	(2,965,826)
Purchase of security, held to maturity	—	(5,000)	(10,000)
Principal repayments of mortgage-backed securities	3,559,612	2,467,288	1,190,153
Sale of mortgage-backed securities	1,766,557	563,688	—

Net cash used in investing activities	(8,024,959)	(2,702,299)	(1,785,673)

Financing activities
Issuance of common stock, net of cost of issuance	860,602	271,373	(223)
Cash dividends paid	(255,827)	(179,027)	(146,228)
(Increase) decrease in restricted cash on swap arrangements	(161,592)	(14,061)	5,366
Proceeds from repurchase agreements	163,847,236	76,875,143	63,174,301
Principal repayments on repurchase agreements	(156,365,921)	(74,540,601)	(61,347,217)

Net cash provided by financing activities	7,924,498	2,412,827	1,685,999

Net increase (decrease) in cash and cash equivalents	234,419	(113,202)	82,111
Cash and cash equivalents, beginning of period	112,626	225,828	143,717

Cash and cash equivalents, end of period	$347,045	$112,626	$225,828

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$143,243	$95,715	$101,924

Supplemental schedule of non-cash financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$397,936	$840,157	$46,453

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

December 31, 2011

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, principal payment receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Note 4 for discussion of the fair value of MBS and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the lines are based upon a variable rate of interest.

Since inception through December 31, 2011, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in Agency MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 on

Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its Agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Comprehensive Income

In accordance with the guidance included in ASC Topic 220 on Comprehensive Income, the Company early adopted the requirement to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income for the Company generally arises from unrealized gains or losses generated from changes in market values of the securities held as available-for-sale and derivative instruments.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $1,150, $1,432, and $1,296 for the years ended December 31, 2011 and 2010, and 2009, respectively.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company early adopted ASU 2011-05 utilizing the two separate but consecutive statements option. The adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 deferring its requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or to disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

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

All of the Company’s Agency MBS and derivative and hedging assets and liabilities were valued using Level 2 inputs at December 31, 2011 and 2010. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and approximate fair values of all financial instruments as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets

Mortgage backed securities	$17,741,873	$17,741,873	$9,587,216	$9,587,216

Unsettled purchased mortgage backed securities	49,630	49,630	49,710	49,710

Cash and cash equivalents	347,045	347,045	112,626	112,626

Restricted cash	237,014	237,014	75,422	75,422

Accrued interest receivable	63,025	63,025	37,973	37,973

Principal payments receivable	105,333	105,333	84,151	84,151

Debt Security	15,000	13,811	15,000	15,000

Interest rate hedge asset	—	—	23,944	23,944

Short term investment*	20,221	20,221	19,943	19,943

Forward purchase commitments*	6,327	6,327	0	0

Liabilities

Repurchase agreements	$16,162,375	$16,162,375	$8,681,060	$8,681,060

Payable for unsettled securities	48,999	48,999	49,774	49,774

Accrued interest payable	4,596	4,596	3,177	3,177

Interest rate hedge liability	219,167	219,167	71,681	71,681

Forward purchase commitments**	—	—	8,545	8,545

*	This line included in other assets on the balance sheet
**	This line included in accounts payable and other liabilities on the balance sheet

4. Mortgage-Backed Securities

All of the Company’s Agency MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual Agency MBS. The Company estimates the fair value of the Company’s Agency MBS based on a market approach using Level 2 inputs, primarily from third-party pricing services and dealer quotes. To validate the prices the Company obtains valuations from independent sources, to ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, and to ensure that the Company properly classifies its assets and liabilities in the fair value hierarchy, the Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2011, all of the Company’s Agency MBS values were based on third-party sources.

The Company’s MBS portfolio consists solely of Agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at December 31, 2011.

	Amortized Cost	Unrealized Loss	Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956
Fixed Rate	493,648	(132)	1,076	494,592

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	$—	103,540	5,028,978
Fixed Rate	491,289	(6)	2,064	493,347

Total Freddie Mae	5,416,727	(6)	105,604	5,522,325

Total Agency MBS	$17,356,772	$(138)	$385,239	$17,741,873

The following table presents certain information about the Company’s MBS at December 31, 2010.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$6,537,472	$(18,342)	$138,626	$6,657,756
Fixed Rate	0	0	0	0

Total Fannie Mae	6,537,472	(18,342)	138,626	6,657,756

Freddie Mac Certificates
ARMS	2,887,432	(14,783)	56,811	2,929,460
Fixed Rate	0	0	0	0

Total Freddie Mae	2,887,432	(14,783)	56,811	2,929,460

Total Agency MBS	$9,424,904	$(33,125)	$195,437	$9,587,216

The components of the carrying value of available-for-sale MBS at December 31, 2011 and 2010 are presented below.

	December 31, 2011	December 31, 2010
Principal balance	$16,938,710	$9,228,093
Unamortized premium	418,071	196,823
Unamortized discount	(9)	(12)
Gross unrealized gains	385,239	195,437
Gross unrealized losses	(138)	(33,125)

Carrying value/estimated fair value	$17,741,873	$9,587,216

The Company monitors the performance and market value of its Agency MBS portfolio on an ongoing basis. At December 31, 2011 and 2010, the Company had the following securities in a loss position presented below:

	Less than 12 months as of December 31, 2011		Less than 12 months as of December 31, 2010
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates
ARMS	$—	$—	$1,641,355	$(18,342)
Fixed Rate	210,743	(132)	0	0
Freddie Mac Certificates
ARMS	—	—	1,186,443	(14,783)
Fixed Rate	23,012	(6)	0	0

Total temporarily impaired securities	$233,755	$(138)	$2,827,798	$(33,125)

The Company did not make the decision to sell the above securities as of December 31, 2011 and 2010, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s Agency MBS portfolio for the years ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Coupon interest on MBS	$518,048	$305,529	$301,707
Net premium amortization	(93,335)	(41,778)	(19,363)

Interest income on MBS, net	$424,713	$263,751	$282,344

The following table presents the impact of the Company’s Agency MBS on the Company’s accumulated other comprehensive income for the years ended December 31, 2011 and 2010, respectively.

	31-Dec-11	31-Dec-10
Beginning balance	($26,217)	$156,090
Unrealized gains (losses) on agency securities	229,124	(195,858)
Reclassification of net income included in income statement	20,576	13,551

Ending balance	223,483	(26,217)

The contractual maturity of the Company’s Agency MBS ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity. The following table presents certain information about the Company’s Agency MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
Months to Coupon Reset or Contractual Payment
0 - 18 Months	$1,443,135	8.1%	4.75%	$632,979	6.6%	3.80%
19 - 36 Months	$1,010,209	5.7%	3.95%	1,628,967	17.0%	5.15%
37 - 60 Months	$8,108,775	45.7%	3.33%	5,195,155	54.2%	3.78%
61 - 84 Months	$6,036,655	34.0%	3.32%	1,938,935	20.2%	3.46%
85 - 120 Months	$155,160	0.9%	3.96%	191,180	2.0%	3.56%
121 - 180 Months	$987,939	5.6%	3.05%	—	—	—

Total MBS	$17,741,873	100.0%	3.46%	$9,587,216	100.0%	3.94%

Unsettled Agency MBS Purchases

While most of the Company’s purchases of Agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the Agency MBS forward purchase commitments shown as a net asset on the balance sheet as of December 31, 2011.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Asset
$340,000	$348,937	$351,249	$348,937	$2,312

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its Agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month LIBOR rate. The Company estimates the fair value of this note to be approximately $13,811 which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At December 31, 2011 and 2010, the Company had repurchase agreements in place in the amount of $16,162,375 and $8,681,060, respectively, to finance Agency MBS purchases. As of December 31, 2011 and 2010, the weighted average interest rate on these borrowings was 0.37% and 0.44%, respectively. The Company’s repurchase agreements are collateralized by the Company’s Agency MBS and typically bear interest that are based on LIBOR. At December 31, 2011 and 2010, the Company had repurchase agreements outstanding with 23 and 20 counterparties, respectively, with a weighted average contractual maturity of 0.8 month and 0.9 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	December 31, 2011		December 31, 2010
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$16,162,375	0.37%	$7,530,317	0.38%
30 days to 3 months	—	—	1,050,743	0.60%
3 months to 36 months	—	—	100,000	2.96%

	$16,162,375	0.37%	$8,681,060	0.44%

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income or loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For the year ended December 31, 2011 and 2010, these effective hedge losses totaled $273,389 and $80,351, respectively. Ineffective gains or losses are recorded on a current basis in earnings and for the year ended December 31, 2011 and 2010, the Company recorded $654 and $210 of hedge ineffectiveness loss in earnings, respectively, attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $92,379 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 34 months. The table below shows the remaining term of the Company’s interest rate swaps as of December 31, 2011.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract

12 months or less	$400,000	10	1.75%
Over 12 months to 24 months	800,000	18	2.05%
Over 24 months to 36 months	2,400,000	32	1.76%
Over 36 months to 48 months	3,700,000	42	1.73%

Total	$7,300,000	34	1.78%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheets as of December 31, 2011 and 2010, respectively.

	Asset Derivatives				Liability Derivatives
	As of December 31, 2011		As of December 31, 2010		As of December 31, 2011		As of December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	$0	Interest rate hedge asset	$23,944	Interest rate hedge liability	$219,167	Interest rate hedge liability	$71,681

Forward purchase commitment	Other assets	$6,327		—	Account payable and other liabilities	—		$8,545

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$273,389	Interest Expense	$102,614	Interest Expense	$654

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2010.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$80,351	Interest Expense	$68,418	Interest Expense	$210

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive loss for the years ended December 31, 2011 and 2010, respectively.

	December 31, 2011	December 31, 2010
Beginning balance	($47,676)	$(35,742)
Unrealized loss on interest rate swaps	(273,389)	(80,351)
Reclassification of net losses included in income statement	102,614	68,417

Ending balance	$(218,451)	$(47,676)

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

As of December 31, 2011, the fair value of derivatives in a net liability position related to these agreements was $219,167. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2011. At December 31, 2011 the Company was in compliance with these requirements.

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

On April 1, 2011, the Company issued 2,175,000 shares pursuant to the underwriters’ overallotment option from its March 18, 2011 secondary offering at a price to the public of $28.50 per share and received gross proceeds of approximately $61,985 before the payment of underwriting discounts and expenses.

Issuance of Common Stock – CEO Program

On October 9, 2009, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create a controlled equity offering program (the “CEO Program”). Under the terms of the Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or to or through a market maker other than on an exchange. For the year ended December 31, 2011 and 2010, the Company issued 2,361,500 and 2,314,600 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees of $66,221 and $65,731, respectively. The total commission and fees charged to additional paid in capital in connection with the issuance of these shares in 2011 and 2010 was $1,037 and $1,530, respectively. The shares of common stock issuable pursuant to the CEO Program are registered with the SEC on the Company’s Registration Statement on Form S-3 (No. 333-159145), which became effective upon filing on October 9, 2009.

9. Earnings per Share

	For the year ended December 30, 2011	For the year ended December 30, 2010	For the year ended December 30, 2009

Basic earnings per share:

Net income	$284,373	$169,500	$174,400

Weighted average shares	71,708,058	39,454,362	36,196,840

Basic earnings per share	$3.97	$4.30	$4.82

Diluted earnings per share:

Net income	$284,373	$169,500	$174,400

Weighted average shares	71,708,058	39,454,362	36,196,840

Potential dilutive shares from exercise of stock options	—	—	19,525

Diluted weighted average shares	71,708,058	39,454,362	36,216,365

Diluted earnings per share	$3.97	$4.30	$4.82

10. Market and Dividend Information

The New York Stock Exchange trading symbol for Hatteras’ common shares is HTS. The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Sales Price		Dividend Declared	Sales Price		Dividend Declared
	High	Low		High	Low

First Quarter	$30.99	$27.88	$1.00	$28.32	$23.81	$1.20

Second Quarter	29.39	27.12	1.00	30.03	11.25	1.10

Third Quarter	29.26	23.80	1.00	30.86	26.73	1.10

Fourth Quarter	27.31	22.33	0.90	31.98	28.28	1.00

11. Equity Incentive Plans

The Company’s equity incentive plans provide for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and other significant service providers. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards, and typically vest over periods of three to five years from grant date. The equity incentive plans are administered by the compensation and governance committee or by any other committee appointed by the board of directors or, in the absence of such a committee, by the board of directors. At December 31, 2011, 953,077 awards relating to shares of common stock remained available for grant. Unless previously terminated by the board of directors, awards may be granted under the equity incentive plans until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Stock Option Awards

Each stock option awarded is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation and governance or other administrative committee.

The Company recorded compensation expense of $0, $23, and $44 for each of the years ended December 31, 2011, 2010 and 2009, respectively, for options issued in 2007. The Company records compensation expense related to these options over the vesting period of the options. At December 31, 2011, the Company did not have any stock options outstanding.

Restricted Stock Awards

During the year ended December 31, 2011, the Company issued 170,730 shares of restricted common stock and recognized an expense of $412 related to the vesting of these shares. The shares vest over a three or five year period. The fair market value of the shares granted was determined by the closing stock market price on the date of grant. The Company also recognized $738 of compensation expense in the current year related to restricted shares issued in prior years. At December 31, 2011, the Company had unrecorded compensation expense of $6,076 related to the unvested shares of restricted common stock granted. This expense is expected to be recognized over a weighted average remaining period of 4.0 years as of December 31, 2011. The following table presents information about the Company’s restricted stock awards for the periods presented:

	2011		2010
	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date

Shares non-vested at beginning of year	111,600	$27.89	74,450	$21.39
Granted	170,730	$26.72	99,409	$28.21
Cancelled/forfeited	—	$0.00	—	$0.00
Vested	(28,894)	$28.71	(62,259)	$20.62

Shares non-vested at end of year	253,436	$27.01	111,600	$27.89

The total fair value of restricted stock awards vested during the year ended December 31, 2011, 2010 and 2009 were $829, $1,848 and $1,647, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

12. Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes four independent directors. The original term of the Management Agreement ended on November 5, 2010. After that date the Management Agreement automatically renews annually for additional one-year terms unless otherwise terminated or renewed. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to three times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Certain terminations involving the internalization of the Company’s management, however, may result in lesser termination fee. Under the terms of the Management Agreement, the Company is responsible for all operating expenses of the Company other than those borne by ACA. ACA is generally responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses.

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the years ended December 31, 2011, 2010, and 2009, the Company incurred $13,787, $9,205 and $8,677 in management fees, respectively. In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of $1,150, $1,432, and $1,296, respectively, for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company owed ACA $1,200 and $828, respectively, for the management fee, which is included in accounts payable and other liabilities.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	December 31, 2011	December 31, 2010
Unrealized gain on agency securities, net	$385,101	$162,312
Unrealized gain (loss) on unsettled securities	631	(64)
Unrealized loss on short term investment*	(287)	(136)
Unrealized loss on derivative instruments	(212,123)	(56,221)

Accumulated other comprehensive income	173,322	105,891

*	This line item is included in other assets on the balance sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at December 30, 2011 and 2010 was approximately $20,576 and $13,551, respectively.

Comprehensive income for the years ended December 31, 2011, 2010, and 2009 consists of the following components:

	For the year ended

	December 31, 2011	December 31, 2010	December 31, 2009

Net Income	$284,373	$169,500	$174,400
Unrealized gain (loss) on agency securities	223,483	(26,217)	156,090
Unrealized loss on short term investment	(150)	(136)	—
Unrealized gain (loss) on derivative instruments	(155,902)	(20,479)	26,754

Comprehensive income	$351,804	$122,668	$357,244

14. Contingencies

On September 18, 2008, one of the Company’s lenders, Lehman Brothers, Inc. (“LBI”), defaulted under the terms of a repurchase agreement with the Company that was scheduled to renew on September 25, 2008. LBI was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on September 19, 2008. In 2008, the Company recorded a receivable of $6,048, representing the Company’s net cost basis in the assets not returned as per terms of the repurchase agreement, and filed a claim against the estate of LBI. The Company determined that collection of this amount to be less than likely, and recorded a loss $6,048, representing the entire amount of the claim. As of December 31, 2011, the claim against Lehman is still pending.

In late October, 2011, one of the Company’s lenders, MF Global, Inc. (“MFG”), defaulted under the terms of a repurchase agreement with the Company. MFG was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on October 31, 2011. Also on October 31, 2011 MF Global Holdings, Inc., the parent of MFG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. In the quarter ending December 31, 2011, the Company recorded a receivable of $848, representing the Company’s net cost basis in the assets not returned as per terms of the repurchase agreement. The Company determined that collection of this amount to be less than likely, and recorded a loss $848, representing the entire amount of the claim. The Company plans to file a claim for the entire amount against the estate of MFG, and expects it will take significant time until resolution.

15. Subsequent Events

On February 23, 2012, the Company entered into a new three year management agreement with its manager, Atlantic Capital Advisors, LLC. Under terms of the new agreement, the base fee structure remains unchanged. Significant changes include clarifying and expanding the expenses incurred on behalf of the Company for which the manager can be reimbursed and revising the termination provisions.

16. Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2011 and 2010.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2011 (Unaudited)	Three months Ended September 30, 2011 (Unaudited)	Three months Ended June 30, 2011 (Unaudited)	Three months Ended March 31, 2011 (Unaudited)

Interest income:

Interest income on mortgage-backed securities	$114,465	$110,125	$113,188	$86,935
Interest income on short-term cash investments	356	380	331	340

Interest income	114,821	110,505	113,519	87,275

Interest expense	42,299	40,259	35,910	26,194

Net interest income	72,522	70,246	77,609	61,081

Other income:

Gain on sale of mortgage-backed securities	2,841	13,330	4,405	—

Operating expenses:

Management fee	3,592	3,572	3,531	3,092

Share based compensation	415	334	194	207

General and administrative	731	688	746	559

Total operating expenses	4,738	4,594	4,471	3,858

Net income	$70,625	$78,982	$77,543	$57,223

Earnings per share - common stock, basic	$0.92	$1.04	$1.04	$0.96

Earnings per share - common stock, diluted	$0.92	$1.04	$1.04	$0.96

Dividends per share	$0.90	$1.00	$1.00	$1.00

Weighted average shares outstanding	76,606,611	75,743,002	74,807,174	59,442,488

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2010 (Unaudited)	Three months Ended September 30, 2010 (Unaudited)	Three months Ended June 30, 2010 (Unaudited)	Three months Ended March 31, 2010 (Unaudited)

Interest income:
Interest income on mortgage-backed securities	$67,668	$63,701	$63,441	$68,941
Interest income on short-term cash investments	284	323	298	277

Interest income	67,952	64,024	63,739	69,218

Interest expense	24,740	24,066	23,677	23,440

Net interest income	43,212	39,958	40,062	45,778

Other income:

Gain on sale of mortgage-backed securities	5,783	6,723	—	1,044

Operating expenses:

Management fee	2,505	2,321	2,196	2,183

Share based compensation	279	463	347	342

General and administrative	572	665	707	563

Total operating expenses	3,356	3,449	3,250	3,088

Net income	$45,639	$43,232	$36,812	$43,734

Earnings per share - common stock, basic	$0.99	$1.12	$1.01	$1.21

Earnings per share - common stock, diluted	$0.99	$1.11	$1.01	$1.21

Dividends per share	$1.00	$1.10	$1.10	$1.20

Weighted average shares outstanding	46,100,493	38,765,078	36,609,290	36,241,823

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp. as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Hatteras Financial Corp. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 23, 2012