Form 10-Q
period 2012-03-31
Hatteras Financial Corp
filed 2012-04-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock ($0.001 par value)	97,779,404

Hatteras Financial Corp.

Balance Sheets

(In thousands, except per share amounts)	(Unaudited) March 31, 2012	December 31, 2011
Assets

Mortgage-backed securities, at fair value (including pledged assets of $17,377,453 and $17,012,472 at March 31, 2012 and December 31, 2011, respectively)	$18,323,972	$17,741,873
Cash and cash equivalents	715,745	347,045
Restricted cash	249,187	237,014
Unsettled purchased mortgage-backed securities, at fair value	1,815,658	49,630
Accrued interest receivable	63,265	63,025
Principal payments receivable	120,166	105,333
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	12	—
Other assets	30,283	27,799

Total assets	$21,333,288	$18,586,719

Liabilities and shareholders’ equity
Repurchase agreements	$16,556,630	$16,162,375
Payable for unsettled securities	1,812,203	48,999
Accrued interest payable	3,387	4,596
Interest rate hedge liability	219,959	219,167
Dividend payable	69,889	69,141
Accounts payable and other liabilities	1,920	2,253

Total liabilities	18,663,988	16,506,531

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at March 31 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 97,779,404 and 76,823,220 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	98	77
Additional paid-in capital	2,467,339	1,904,748
Retained earnings (accumulated deficit)	1,456	2,041
Accumulated other comprehensive income	200,407	173,322

Total shareholders’ equity	2,669,300	2,080,188

Total liabilities and shareholders’ equity	$21,333,288	$18,586,719

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(In thousands, except per share amounts)	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Interest income:
Interest income on mortgage-backed securities	$112,759	$86,935
Interest income on short-term cash investments	333	340

Total interest income	113,092	87,275

Interest expense	41,109	26,194

Net interest income	71,983	61,081

Operating expenses:
Management fee	3,842	3,092
Share based compensation	429	207
General and administrative	913	559

Total operating expenses	5,184	3,858

Other income:
Net gain on sale of mortgage-backed securities	2,505	—

Total other income	2,505	—

Net income	$69,304	$57,223

Earnings per share - common stock, basic	$0.89	$0.96

Earnings per share - common stock, diluted	$0.89	$0.96

Dividends declared per share	$0.90	$1.00

Weighted average shares outstanding	77,610,117	59,442,488

See accompanying notes.

Hatteras Financial Corp

Statements of Comprehensive Income

For the three months ended March 31, 2012

(Unaudited)

(In thousands, except per share amounts)	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net income	$69,304	$57,223

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale	24,830	(38,751)
Net unrealized gains on interest rate hedges	2,255	41,733

Other comprehensive income (loss)	27,085	2,982

Comprehensive income	$96,389	$60,205

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$77	$1,904,748	$2,041	$173,322	$2,080,188
Issuance of restricted stock	—	—	—	—	—
Issuance of common stock	21	562,162			562,183
Share based compensation expense	—	429	—	—	429
Dividends declared on common stock	—	—	(69,889)	—	(69,889)
Net income	—	—	69,304	—	69,304
Other comprehensive income	—			27,085	27,085

Balance at March 31, 2012	$98	$2,467,339	$1,456	$200,407	$2,669,300

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Operating activities
Net income	$69,304	$57,223
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	29,542	12,854
Amortization related to interest rate swap agreements	92	63
Share based compensation expense	429	207
Hedge ineffectiveness	169	145
Net gain on sale of mortgage-backed securities	(2,505)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(240)	(11,122)
Decrease (increase) in other assets	247	(227)
Decrease in accrued interest payable	(1,209)	(921)
(Decrease) increase in accounts payable and other liabilities	(333)	211

Net cash provided by operating activities	95,496	58,433

Investing activities
Purchases of mortgage-backed securities	(2,266,198)	(4,030,834)
Principal repayments of mortgage-backed securities	1,066,114	629,847
Sale of mortgage-backed securities	598,164	—

Net cash used in investing activities	(601,920)	(3,400,987)

Financing activities
Issuance of common stock, net of cost of issuance	562,183	746,716
Cash dividends paid	(69,141)	(46,116)
Increase in restricted cash on swap arrangements	(12,173)	(16,480)
Proceeds from repurchase agreements	46,000,699	30,797,598
Principal repayments on repurchase agreements	(45,606,444)	(27,982,909)

Net cash provided by financing activities	875,124	3,498,809

Net increase in cash and cash equivalents	368,700	156,255
Cash and cash equivalents, beginning of period	347,045	112,626

Cash and cash equivalents, end of period	$715,745	$268,881

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$42,318	$27,115

Supplemental schedule of non-cash financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$4,226,273	$1,844,750

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

March 31, 2012

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, principal payment receivable, accounts payable, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Note 4 for discussion of the fair value of MBS and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the agreements are based upon a variable rate of interest.

Since inception through March 31, 2012, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in agency MBS representing interests in or obligations backed by pools of single-family mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss. The estimated fair values of MBS are determined by management by obtaining valuations for its MBS from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $429 and $207 for the three months ended March 31, 2012 and 2011, respectively.

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

All of the Company’s agency MBS and derivative and hedging assets and liabilities were valued using Level 2 inputs at March 31, 2012 and December 31, 2011. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and approximate fair values of all financial instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Mortgage backed securities	$18,323,972	$18,323,972	$17,741,873	$17,741,873
Unsettled purchased mortgage backed securities	1,815,658	1,815,658	49,630	49,630
Cash and cash equivalents	715,745	715,745	347,045	347,045
Restricted cash	249,187	249,187	237,014	237,014
Accrued interest receivable	63,265	63,265	63,025	63,025
Principal payments receivable	120,166	120,166	105,333	105,333
Debt Security	15,000	14,014	15,000	13,811
Interest rate hedge asset	12	12	—	—
Short term investment*	20,030	20,030	20,221	20,221
Forward purchase commitments*	9,195	9,195	6,327	6,327
Liabilities
Repurchase agreements	$16,556,630	$16,556,630	$16,162,375	$16,162,375
Payable for unsettled securities	1,812,203	1,812,203	48,999	48,999
Accrued interest payable	3,387	3,387	4,596	4,596
Interest rate hedge liability	219,959	219,959	219,167	219,167

*	This line included in other assets on the balance sheet

4. Mortgage-Backed Securities

All of the Company’s agency MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. The agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual agency MBS. The Company estimates the fair value of the Company’s agency MBS based on a market approach obtaining values for its securities primarily from third-party pricing services and dealer quotes. To ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, the Company regularly reviews the prices obtained and the methods used to derive those prices. The Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors to ensure that estimated fair values are appropriate. The Company reviews the methods and inputs used by providers of pricing data to determine that the fair value of its assets and liabilities are properly classified in the fair value hierarchy.

The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors. Traders at broker-dealers function as market-makers for these securities, and these brokers have a direct view of the trading activity. Brokers do not receive compensation for providing pricing information to the Company. The broker prices received are non-binding offers to trade. The brokers receive data from traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company. The Company’s analysis of fair value for these includes comparing the data received to other information, if available, such as repurchase agreement pricing or internal pricing models.

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2012, all of the Company’s agency MBS values were based on third-party sources.

The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at March 31, 2012.

	MBS	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$12,005,724	$(586)	$294,916	$12,300,054
Fixed Rate	232,678	(143)	950	233,485

Total Freddie Mae	12,238,402	(729)	295,866	12,533,539

Freddie Mac Certificates
ARMS	5,526,771	(383)	111,500	5,637,888
Fixed Rate	151,979	—	566	152,545

Total Fannie Mae	5,678,750	(383)	112,066	5,790,433

Total Agency MBS	$17,917,152	$(1,112)	$407,932	$18,323,972

The following table presents certain information about the Company’s agency MBS at December 31, 2011.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956
Fixed Rate	493,648	(132)	1,076	494,592

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	—	103,540	5,028,978
Fixed Rate	491,289	(6)	2,064	493,347

Total Freddie Mae	5,416,727	(6)	105,604	5,522,325

Total Agency MBS	$17,356,772	$(138)	$385,239	$17,741,873

The components of the carrying value of available-for-sale MBS at March 31, 2012 and December 31, 2011 are presented below.

	March 31, 2012	December 31, 2011
Principal balance	$17,478,026	$16,938,710
Unamortized premium	439,134	418,071
Unamortized discount	(8)	(9)
Gross unrealized gains	407,932	385,239
Gross unrealized losses	(1,112)	(138)

Carrying value/estimated fair value	$18,323,972	$17,741,873

The Company monitors the performance and market value of its agency MBS portfolio on an ongoing basis. At March 31, 2012 and December 31, 2011, the Company had the following securities in a loss position presented below:

	Less than 12 months as of March 31, 2012		Less than 12 months as of December 31, 2011
	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMS	$405,435	$(586)	$—	$—
Fixed Rate	40,427	(143)	210,743	(132)
Freddie Mac Certificates
ARMS	278,114	(383)	—	—
Fixed Rate	—	—	23,012	(6)

Total temporarily impaired securities	$723,976	$(1,112)	$233,755	$(138)

The Company did not make the decision to sell the above securities as of March 31, 2012, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency MBS portfolio for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
Coupon interest on MBS	$142,301	$99,789
Net premium amortization	(29,542)	(12,854)

Interest income on MBS, net	$112,759	$86,935

The contractual maturity of the Company’s agency MBS ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

Unsettled Agency MBS Purchases

While most of the Company’s purchases of agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the agency MBS forward purchase commitments shown as a net liability on the balance sheet as of March 31, 2012.

Face	Cost	Fair Market Value	Due to Brokers (1)	Net Asset
$1,750,659	$1,812,203	$1,815,658	$1,812,203	$3,455

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”) rate. The Company estimates the fair value of this note to be approximately $14,014 which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At March 31, 2012 and December 31, 2011, the Company had repurchase agreements in place in the amount of $16,556,630 and $16,162,375, respectively, to finance agency MBS purchases. At March 31, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 0.35% and 0.37%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency MBS and typically bear interest at rates that are closely related to LIBOR. At March 31, 2012 and December 31, 2011, the Company had repurchase agreements outstanding with 23 counterparties, with a weighted average contractual maturity of 0.8 month. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31, 2012		December 31, 2011
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$13,523,866	0.35%	$16,162,375	0.37%
30 days to 3 months	3,032,764	0.35%	—	—

	$16,556,630	0.35%	$16,162,375	0.37%

7. Derivatives - Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rate on repurchase agreements change on a monthly basis, the Company is exposed to changing interest rates, and the cash flows associated with these rates. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, these effective hedge losses totaled $27,811 and $18,555, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended March 31, 2012 and 2011, the Company recorded $169 and $145, respectively. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $107,933 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 33 months. The table below shows the remaining term of the Company’s interest rate swaps as of March 31, 2012.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract
12 months or less	$600,000	8	1.86%
Over 12 months to 24 months	1,000,000	19	1.80%
Over 24 months to 36 months	3,000,000	32	1.84%
Over 36 months to 48 months	2,900,000	41	1.63%
Over 48 months to 60 months	400,000	52	1.00%

Total	$7,900,000	33	1.72%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2012 and December 31, 2011, respectively.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012		As of December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate hedge	Interest rate hedge asset	$12	Interest rate hedge asset	$0	Interest rate hedge liability	$219,959	Interest rate hedge liability	$219,167

Forward purchase commitment	Other assets	9,195		6,327	Account payable and other liabilities	0		0

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$28,423	Interest Expense	$27,811	Interest Expense	$169

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
Beginning balance	($218,451)	($47,676)
Unrealized loss on interest rate swaps	(28,423)	(273,389)
Reclassification of net losses included in income statement	27,811	102,614

Ending balance	$(219,063)	$(218,451)

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

As of March 31, 2012, the fair value of derivatives in a net liability position related to these agreements was $219,959. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2012. At March 31, 2012, the Company was in compliance with these requirements.

8. Capital Stock

Issuance of Common Stock

On March 30, 2012, the Company completed a secondary public offering of 20,125,000 shares of its common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to the Company of $26.81 per share, and received net proceeds of approximately $539,431 after the payment of underwriting discounts and expenses.

Issuance of Common Stock – “At the Market” Programs

From time to time, the Company may sell shares of its common stock in “at-the-market” offerings. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or through a market maker other than on an exchange.

On October 9, 2009, the Company entered into a sales agreement (the “2009 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market program (the “2009 Program”). Under the terms of the 2009 Sales Agreement, the Company may offer and sell up to 5,000,000 shares of its common stock from time to time through Cantor, acting as agent and/or principal. The Company sold the remaining shares of the 2009 Program during the three months ended March 31, 2012 and terminated the 2009 Program.

On February 29, 2012, the Company entered into sales agreements (the “2012 Sales Agreements”) with Cantor and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”). Under the terms of the 2012 Sales Agreements, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Cantor or JMP, each acting as agent and/or principal. The shares of common stock issuable pursuant to the 2012 Program are registered with the Securities and Exchange Commission (“SEC”) on the Company’s Registration Statement on Form S-3 (No. 333-179805), which became effective upon filing on February 29, 2012.

For the three months ended March 31, 2012, the Company issued 824,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $22,828. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares were $107 for the three months ended March 31, 2012.

9. Earnings per Share

	For the three months ended
	March 31,2012	March 31,2011
Basic earnings per share:
Net income	$69,304	$57,223

Weighted average shares	77,610,117	59,442,488

Basic earnings per share	$0.89	$0.96

There are not any potentially dilutive shares for the three months ended March 31, 2012 and March 31, 2011, respectively.

10. Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”). All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes four independent directors. The Management Agreement expires on February 23, 2015 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Under the terms of the Management Agreement, the Company is reimbursed for certain operating expenses of the Company that are borne by ACA. ACA is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount determined as follows:

•	for the Company’s equity up to $250 million, 1.50% (per annum) of equity; plus

•	for the Company’s equity in excess of $250 million and up to $500 million, 1.10% (per annum) of equity; plus

•	for the Company’s equity in excess of $500 million and up to $750 million, 0.80% (per annum) of equity; plus

•	for the Company’s equity in excess of $750 million, 0.50% (per annum) of equity.

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended March 31, 2012 and 2011, the Company incurred $3,842 and $3,092 in management fees, respectively. At March 31, 2012 and December 31, 2011, the Company owed ACA $1,696 and $1,200, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	March 31, 2012	December 31, 2011
Unrealized gain on agency securities, net	$406,820	$385,101
Unrealized gain on unsettled securities	3,455	631
Unrealized loss on short term investment*	—	(287)
Unrealized loss on derivative instruments	(209,868)	(212,123)

Accumulated other comprehensive income	200,407	173,322

*	This line item is included in Other Assets on the Balance Sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at March 31, 2012 and December 31, 2011 was approximately $2,505 and $20,576, respectively.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in our investment financing and hedging strategy; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in our annual report on Form 10-K for the year ended December 31, 2011, including those set forth under the section captioned “Risk Factors” in our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our focus on assets with relatively short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT) or LIBOR. The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of March 31, 2012, our portfolio consisted of approximately $22.6 billion in market value of agency securities, consisting of $21.0 billion of adjustable-rate securities and $1.6 billion of fixed rate securities.

The following table represents key data regarding our company since January 1, 2009:

(in thousands except per share amounts)
						Quarterly Weighted
		Repurchase		Shares	Book Value	Average Earnings
As of	Agency MBS (1)	Agreements	Equity	Outstanding	Per Share	Per Share
March 31, 2012	$22,564,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26
June 30, 2009	$6,699,512	$5,496,854	$865,204	36,200	$23.90	$1.20
March 31, 2009	$6,329,731	$5,250,382	$803,575	36,192	$22.20	$1.07

(1)	Includes unsettled purchases and forward commitments to purchase Agency MBS.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest income may suffer. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. Other industry groups, such as the Mortgage Bankers Association and the National Association Home Builders, have also issued proposals outlining their views of the path for housing reform. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators. Without government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase U.S. Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 21, 2011, the U.S. Federal Reserve, in a program dubbed “Operation Twist,” announced that they intend to sell $400 billion shorter term U.S. Treasury securities by the end of June 2012, and reinvest the proceeds to purchase longer term U.S. Treasury securities with a goal of further monetary stimulus as a result of flattening the shape of the U.S. Treasury yield curve. They also announced that they will continue to reinvest principal repayments from agency securities back into agency securities. This program is intended to extend the average maturity of the securities in the U.S. Federal Reserve’s portfolio. By reducing the available supply of longer term U.S. Treasury securities in the market, this action should put downward pressure on longer term interest rates, including rates on financial assets that investors consider to be close substitutes for longer term U.S. Treasury securities, like certain types of agency securities. The reduction in longer term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery.

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

U.S Government Credit Rating

The U.S. debt ceiling and budget deficit concerns in mid-2011 led to the downgrade by Standard & Poor’s of the U.S. government’s credit rating for the first time in history. Assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, and thus were also downgraded at that time. While the other rating agencies have not downgraded the U.S. government’s rating, if they were to do so it would likely impact the perceived credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, further downgrades of the U.S. government’s credit rating or the credit ratings of certain European countries would likely create broader financial turmoil and uncertainty, which could have a serious negative impact on the global banking system. This could have an adverse impact on our business, financial condition and results of operations.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

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

In September 2011, the White House announced it is working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At March 31, 2012, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.

At March 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.

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

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive. The relationship between several interest rates is generally determinant of the performance of our company. Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Target Rate (“Federal Funds”). Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. The MBS we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates. The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30-day		Two-Year	10-Year
	LIBOR	Fed Funds	Treasury	Treasury
March 31, 2012	0.24%	0-0.25%	0.33%	2.21%
December 31, 2011	0.30%	0-0.25%	0.24%	1.88%
September 30, 2011	0.24%	0-0.25%	0.25%	1.92%
June 30, 2011	0.19%	0-0.25%	0.46%	3.16%
March 31, 2011	0.24%	0-0.25%	0.83%	3.47%
December 31, 2010	0.26%	0-0.25%	0.60%	3.30%
September 30, 2010	0.26%	0-0.25%	0.43%	2.51%
June 30, 2010	0.35%	0-0.25%	0.61%	2.93%
March 31, 2010	0.25%	0-0.25%	1.02%	3.83%
December 31, 2009	0.23%	0-0.25%	1.14%	3.84%
September 30, 2009	0.25%	0-0.25%	0.95%	3.31%
June 30, 2009	0.31%	0-0.25%	1.11%	3.53%
March 31, 2009	0.50%	0-0.25%	0.80%	2.66%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Estimates of repayment rates is critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities. The following table shows the average principal repayment rate for each quarter for the last three years:

	Average
	Quarterly Principal	Average Rate
Quarter ended	Repayment Rate	Annualized
March 31, 2012	6.42%	25.67%
December 31, 2011	6.85%	27.39%
September 30, 2011	7.14%	28.55%
June 30, 2011	4.64%	18.54%
March 31, 2011	5.61%	22.44%
December 31, 2010	7.81%	31.26%
September 30, 2010	8.48%	33.91%
June 30, 2010	11.27%	45.08%
March 31, 2010	9.01%	36.04%
December 31, 2009	5.67%	22.70%
September 30, 2009	5.56%	22.26%
June 30, 2009	5.23%	20.93%
March 31, 2009	3.09%	12.36%

Investing the Proceeds of our Offerings

Due to the regulation requiring the distribution of REIT income, our ability to grow our company is based on raising additional equity capital. We began operations following the consummation of our initial private offering on November 5, 2007. We raised additional private equity again in February 2008 and completed our initial public offering in April 2008. We have completed five follow-on offering transactions since that time. The following is a summary of these transactions:

(Dollars in thousands except per share amounts)
Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share		Net Proceeds (1)
March 30, 2012	20,125,000	$27.12	*	$539,431
March 18, 2011	16,675,000	$28.50		$468,765
January 5, 2011	11,500,000	$28.75		$325,707
September 21, 2010	7,475,000	$28.75		$205,642
December 15, 2008	9,409,090	$22.00		$196,463
April 30, 2008 (IPO)	11,500,000	$24.00		$255,440
February 5, 2008	6,900,000	$24.00		$158,743
November 5, 2007	8,203,937	$20.00		$157,054

(1)	After deducting underwriting costs and other fees and costs associated with issuance.
*	Estimated

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

Book Value per Share

As of March 31, 2012, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $27.30, an increase of $0.22, from $27.08 at December 31, 2011. The unrealized gain per share on our MBS decreased and the unrealized loss per share on our interest rate swaps also decreased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and mortgage-backed securities are not perfectly correlated, and depend on a variety of market forces. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07
June 30, 2009	$21.26	0.05	3.69	(1.10)	$23.90
March 31, 2009	$21.26	(0.05)	2.75	(1.76)	$22.20

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At March 31, 2012 and December 31, 2011, we owned $18.3 billion and $17.7 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at March 31, 2012:

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates
ARMS	$12,005,724	$(586)	$294,916	$12,300,054	67.1%
Fixed Rate	232,678	(143)	950	233,485	1.3%

Total Freddie Mae	12,238,402	(729)	295,866	12,533,539

Freddie Mac Certificates
ARMS	5,526,771	(383)	111,500	5,637,888	30.8%
Fixed Rate	151,979	—	566	152,545	0.8%

Total Fannie Mae	5,678,750	(383)	112,066	5,790,433

Total Agency MBS	$17,917,152	$(1,112)	$407,932	$18,323,972

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2011:

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956	66.1%
Fixed Rate	493,648	(132)	1,076	494,592	2.8%

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	$—	103,540	5,028,978	28.3%
Fixed Rate	491,289	(6)	2,064	493,347	2.8%

Total Freddie Mae	5,416,727	(6)	105,604	5,522,325

Total Agency MBS	$17,356,772	$(138)	$385,239	$17,741,873

We typically want to own a higher percentage of Fannie Mae ARMs than Freddie Mac ARMs, as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

As of March 31, 2012 and December 31, 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.51 and 102.47, respectively, of face value. As of March 31, 2012 and December 31, 2011, we had approximately $439.1 million and $418.1 million, respectively, of unamortized premium included in the cost basis of our agency securities.

Adjustable-rate securities

As of March 31, 2012 and December 31, 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.49 and 102.42, respectively, of face value. As of March 31, 2012 and December 31, 2011, we had approximately $426.6 million and $386.3 million, respectively, of unamortized premium included in the cost basis of our ARM securities.

As of March 31, 2012, our investment portfolio consisted of agency securities as follows:

(dollars in thousands) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	5.6%	$938,534	4.58%	$101.33	$951,002	$106.56	$1,000,148
13-24	2.2%	364,941	4.94%	101.26	369,525	106.84	389,900
25-36	9.2%	1,571,216	3.98%	102.29	1,607,225	105.57	1,658,802
37-48	23.6%	4,053,556	3.36%	102.39	4,150,328	104.60	4,240,108
49-60	20.6%	3,550,252	2.90%	102.56	3,641,197	104.17	3,698,276
61-72	18.2%	3,099,497	3.34%	102.57	3,179,242	105.11	3,257,845
73-84	18.0%	3,078,180	3.13%	102.90	3,167,433	104.72	3,223,361
85-96	0.3%	43,778	2.90%	103.00	45,090	103.89	45,479
97-108	0.8%	130,265	3.93%	103.59	134,946	105.48	137,407
109-120	—		—	—	—	—	—
121-132	1.5%	275,694	3.07%	103.92	286,503	103.96	286,615

Total ARMs	100.0%	$17,105,913	3.37%	$102.49	$17,532,491	$104.86	$17,937,941

As of December 31, 2011, our investment portfolio consisted of ARM securities as follows:

(dollars in thousands) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$650,586	4.56%	$101.32	$659,186	$106.25	$691,226
13-24	4.6%	721,594	4.93%	101.30	730,975	106.60	769,239
25-36	5.9%	940,651	3.93%	102.02	959,684	105.55	992,880
37-48	21.9%	3,495,234	3.65%	102.42	3,579,660	104.98	3,669,359
49-60	26.5%	4,253,901	3.06%	102.46	4,358,429	104.36	4,439,416
61-72	12.4%	1,980,929	3.41%	102.83	2,036,946	104.58	2,071,610
73-84	23.7%	3,795,037	3.28%	102.61	3,894,106	104.48	3,965,045
85-96	0.1%	9,330	4.33%	101.83	9,501	105.74	9,866
97-108	0.8%	138,314	3.93%	103.64	143,349	105.05	145,293

Total ARMs	100.0%	$15,985,576	3.49%	$102.42	$16,371,836	$104.81	$16,753,934

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

As of March 31, 2012 and December 31, 2011, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 48 months and 51 months, respectively after which time the interest rates reset and become adjustable annually. At March 31, 2012, approximately 3.9% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At March 31, 2012, 98.8% of our agency ARMs were still in their initial fixed-rate period and 1.2% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate MBS purchased to date have been 15-year amortizing fixed rate securities. At March 31, 2012, we owned $386 million of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at March 31, 2012.

	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
168-180	100.0%	$372,114	3.00%	$103.37	$384,657	$103.74	$386,031

The following table details our fixed rate portfolio at December 31, 2011.

	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
168-180	100.0%	$953,134	3.05%	$103.34	$984,936	$103.65	$987,939

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

(2)

For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

Forward Purchases

While most of our purchases of agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBAs, do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase forward for the purposes of holding the securities for investment, we consider all our agency MBS, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2012 and December 31, 2011, we had established 29 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at March 31, 2012 and December 31, 2011 of $16.6 billion and $16.2 billion, respectively.

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

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	fair value accounting rules could foster adverse valuation adjustments due to credit quality considerations that could impact both earnings and shareholder equity;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.

As of March 31, 2012, we had entered into 70 interest rate swap agreements with 14 counterparties designed to lock in funding costs for specific funding activities associated with specific assets, as a way to realize attractive net interest margins. Such hedges incorporate an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.9 billion of borrowings under our repurchase agreements.

Summary Financial Data

(in thousands, except per share amounts)
	Three months ended (unaudited)
	March 31, 2012	March 31, 2011
Statement of Income Data
Interest income on mortgage-backed securities	$112,759	$86,935
Interest income on short-term cash investments	$333	$340
Interest Expense	(41,109)	(26,194)

Net Interest Income	71,983	61,081

Operating Expenses	(5,184)	(3,858)

Gain on sale of mortgage-backed securities	2,505	—

Net Income	$69,304	$57,223

Earnings per share - common stock, basic	$0.89	$0.96

Earnings per share - common stock, diluted	$0.89	$0.96

Weighted average shares outstanding	77,610,117	59,442,488

Distributions per common share	$0.90	$1.00

Key Portfolio Statistics
Average Agency MBS (1)	$17,259,040	$10,883,248
Average Repurchase Agreements (2)	$15,981,764	$9,983,197
Average Equity (3)	$2,113,079	$1,497,223
Average Portfolio Yield (4)	2.61%	3.20%
Average Cost of Funds (5)	1.03%	1.05%
Interest Rate Spread (6)	1.58%	2.15%
Return on Average Equity (7)	13.12%	15.29%
Average Annual Portfolio Repayment Rate (8)	25.67%	22.44%
Debt to Equity (at period end) (9)	6.2:1	6.1:1
Debt to Additional Paid in Capital at period end) (10)	6.7:1	6.4:1

Selected Balance Sheet Data
Mortgage-backed securities	$18,323,972	$12,970,214
Total Assets	21,333,288	13,790,146
Repurchase Agreements	16,556,630	11,495,749

Stockholder’s Equity	2,669,300	1,894,540

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in Agency MBS was calculated by dividing the sum of our daily Agency MBS investments during the period by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our interest income on mortgage-backed securities, net of amortization, by our average Agency MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average equity was calculated by dividing net income by average equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average Agency MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Overview

We raised significant equity capital in both the first quarter of 2012 and 2011. We raised $539 million and $794 million in 2012 and 2011, respectively, through secondary public offerings of our common stock. The results discussed in this section should be read keeping in mind that the full deployment of capital under our strategy usually occurs over several months. This factor may cause some metrics regarding our results of operations to be less than perfect comparisons, and not necessarily be clear indicators of normalized performance.

Three months ended March 31, 2012 and 2011

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended March 31, 2012 was $113.1 million, as compared to $87.3 million for the quarter ended March

31, 2011. The most significant factor in this increase was the larger securities portfolio. Our average Agency MBS for the quarter ended March 31, 2012 was $17.3 billion as compared to $10.9 billion for the quarter ended March 31, 2011. The increase in our interest income generally is not exactly proportionate to the increase in average Agency MBS because the coupon rate on our recent purchases will be at different rates than in the portfolio in any comparable period. Our weighted average coupon at March 31, 2012 was 3.37%, as compared to 3.69% at March 31, 2011. As mortgage rates rise and fall, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio.

Our annualized yield on average assets for the quarter ended March 31, 2012 was 2.61% as compared to 3.20% for the quarter ended March 31, 2011. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended March 31, 2012 was 25.67%, which was higher than the rate of 22.44% for the three months ended March 31, 2011. This increase was most likely the result of lower mortgage rates incentivizing mortgage refinancing. Historically, the prepayment rate of mortgages has been most affected by the increase or decrease of interest rates. However, the current condition of the U.S. economy and housing market has inhibited, and may continue to inhibit, some homeowners’ ability to purchase a new home or refinance an existing mortgage, keeping prepayment rates slower than expected. The U.S. Government continues to be active in the mortgage market, and their ability to influence the market poses a risk to the sustainability of our current earnings.

Our interest expense for the quarter ended March 31, 2012 was $41.1 million as compared to $26.2 million for the quarter ended March 31, 2011. Our average borrowings increased from $10.0 billion for the quarter ended March 31, 2011 to $16.0 billion for the quarter ended March 31, 2012, due to the increase in portfolio size. Our annualized weighted average cost of funds, including hedges, was 1.03% for the quarter ended March 31, 2012, as compared to 1.05% for the quarter ended March 31, 2011. The components of our cost of funds are 1) rates on our repurchase agreement, and 2) rates on our interest rate swaps and the total notional amount of the swaps.

Our net interest income for the quarter ended March 31, 2012 was $72.0 million, and our net interest margin, or “spread”, was 1.58%. For the quarter ended March 31, 2011, our net interest income was $61.1 million and our spread was 2.15%. This decrease in our spread was directly due to our decreased yield, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $620 million of securities in the first quarter of 2012, realizing gains of $2.5 million. We did not sell any MBS in the first quarter of 2011.

Our total operating expenses for the quarters ended March 31, 2012 and 2011 were $5.2 million and $3.9 million, respectively. The majority of this increase was due to the increase in the fee we pay our manager, which is based on our equity, which grew significantly from the prior year. This equates to an annualized expense ratio of 98 and 103 basis points, respectively, of average equity. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offerings, decreased the ratio as compared to a year ago. The scalability of our business model means that growth in assets is not closely correlated to growth in operating expenses.

Our net income for the quarter ended March 31, 2012 was $69.3 million or $0.89 per weighted average share. This represents an annualized return on average equity of 13.12% for the period. For the quarter ended March 31, 2011, our net income was $57.2 million or $0.96 per weighted average share, and the annualized return on average equity was 15.29%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

	March 31, 2012
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,523,866	0.35%	$2,894	$13,526,760
30 days to 3 months	3,032,764	0.35%	874	3,033,638
3 months to 36 months	—	—	—	—

	$16,556,630	0.35%	$3,768	$16,560,398

	December 31, 2011
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$16,162,375	0.37%	$3,820	$16,166,195
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$16,162,375	0.37%	$3,820	$16,166,195

From time to time we may make forward commitments to purchase our agency MBS. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the Agency MBS forward purchase commitments on the balance sheet as of March 31, 2012.

Face	Cost	Fair Market Value	Due to Brokers
$1,750,659	$1,812,203	$1,815,658	$1,812,203

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2012. These agreements were for a total notional amount of $7.9 billion, had a weighted average rate of 1.72% and a weighted average term of 33 months.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At March 31, 2012, we had uncommitted repurchase facilities with 29 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
March 31, 2012	$15,981,764	$16,556,630	$16,691,652	$15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628

As of March 31, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.4% (weighted by borrowing amount). This rate remained constant as lending conditions have been stable. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets pledged as collateral drops beyond a threshold amount, which is usually between $100,000 and $250,000. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of March 31, 2012 and December 31, 2011, we had approximately $1.7 billion and $1.1 billion, respectively, in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Although these conditions have lessened of late, if they increase and persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of haircut, any of which could make it more difficult or costly for us to obtain financing.

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

As of March 31, 2012, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 6.2:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity. During the first quarter of 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from a fully underwritten offering we completed in March. In order to assure the continued availability of liquidity from capital offerings, we amended our charter on March 30, 2012, raising the total authorized shares of common stock to 200,000,000, as authorized under Maryland General Corporate Law Section 2-105(a)(13).

From time to time, we may sell shares of our common stock in “at the market” offerings. Sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or to or through a market maker other than on an exchange.

On October 9, 2009, we entered into a sales agreement (the “2009 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to create an at-the-market program (the “2009 Program”). Under the terms of the 2009 Sales Agreement, we may offer and sell up to 5,000,000 shares of our common stock from time to time through Cantor, acting as agent and/or principal. We sold the remaining shares of our 2009 Program during the three months ended March 31, 2012 and terminated the 2009 Program.

On February 29, 2012, we entered into sales agreements (the “2012 Sales Agreements”) with Cantor and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”). Under the terms of the 2012 Sales Agreements, we may offer and sell up to 10,000,000 shares of our common stock from time to time through Cantor or JMP, each acting as agent and/or principal. The shares of our common stock issuable pursuant to the 2012 Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-179805), which became effective upon filing on February 29, 2012.

During the three months ended March 31, 2012, we issued 824,000 shares of common stock in at-the-market transactions at an average price of $28.15 per share raising net proceeds, after sales commissions and expenses, of approximately $22.8 million. We paid $0.3 million in sales commissions to Cantor and JMP during the three months ended March 31, 2012.

On March 30, 2012, the Company completed a secondary public offering of 20,125,000 shares of its common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to the Company of $26.81 per share, and received net proceeds of approximately $539.4 million after the payment of underwriting discounts and expenses.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At March 31, 2012 and December 31, 2011, our total borrowings were approximately $16.6 billion and $16.2 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.2:1 and 7.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of March 31, 2012, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $7.9 billion of our repurchase agreements.

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

Interest Rate Cap Risk

The ARMs that underlie our agency securities are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate agency and hybrid securities could effectively be limited by caps. Agency securities backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Extension Risk

We invest in agency securities that are either fixed-rate or backed by ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, or seven years) and thereafter reset periodically, on the same basis as agency securities backed by ARMs. We compute the projected weighted-average life of our agency securities based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

We may structure our interest rate swap agreements to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our agency securities. However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our agency securities could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining agency securities would remain fixed for a period of time. This situation may also cause the market value of our agency securities to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(8.83%)	(0.84%)
+ 0.50%	(3.54%)	(0.02%)
- 0.50%	1.54%	(0.28%)
- 1.00%	(5.76%)	(0.76%)

December 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(10.37%)	(0.40%)
+ 0.50%	(4.76%)	(0.05%)
- 0.50%	(0.27%)	(0.30%)
- 1.00%	(5.91%)	(0.08%)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at March 31, 2012 and December 31, 2011, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Hatteras Financial Corp. (1)

3.2	Articles of Amendment of Hatteras Financial Corp., dated as of March 30, 2012 (2)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of February 23, 2012 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (4)
101.SCH XBRL	Taxonomy Extension Schema Document (4)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (4)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (4)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (4)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2012 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2012 and incorporated herein by reference.
(4)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Statement of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iv) Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2012; (v) Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: April 30, 2012	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Hatteras Financial Corp. (1)

3.2	Articles of Amendment of Hatteras Financial Corp., dated as of March 30, 2012 (2)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of February 23, 2012 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (4)
101.SCH XBRL	Taxonomy Extension Schema Document (4)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (4)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (4)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (4)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (4)

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporate herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2012 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2012 and incorporated herein by reference.
(4)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Statement of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iv) Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2012; (v) Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.