Form 10-Q
period 2012-06-30
Hatteras Financial Corp
filed 2012-07-26
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2012
Common Stock ($0.001 par value)	98,074,404

Hatteras Financial Corp.

Balance Sheets

(Dollars in thousands, except per share amounts)	(Unaudited) June 30, 2012	December 31, 2011
Assets
Mortgage-backed securities, at fair value (including pledged assets of $21,178,062 and $17,012,472 at June 30, 2012 and December 31, 2011, respectively)	$22,367,121	$17,741,873
Cash and cash equivalents	288,691	347,045
Restricted cash	278,178	237,014
Unsettled purchased mortgage-backed securities, at fair value	829,060	49,630
Accrued interest receivable	73,856	63,025
Principal payments receivable	138,712	105,333
Debt security, held to maturity, at cost	15,000	15,000
Other assets	27,702	27,799

Total assets	$24,018,320	$18,586,719

Liabilities and shareholders’ equity
Repurchase agreements	$20,152,860	$16,162,375
Payable for unsettled securities	827,732	48,999
Accrued interest payable	4,393	4,596
Interest rate hedge liability	250,933	219,167
Dividend payable	88,267	69,141
Accounts payable and other liabilities	1,874	2,253

Total liabilities	$21,326,059	16,506,531

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 98,074,404 and 76,823,220 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	98	77
Additional paid-in capital	2,476,170	1,904,748
Retained earnings	2,333	2,041
Accumulated other comprehensive income	213,660	173,322

Total shareholders’ equity	2,692,261	2,080,188

Total liabilities and shareholders’ equity	$24,018,320	$18,586,719

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011

Interest income:
Interest income on mortgage-backed securities	$128,720	$113,188	$241,480	$200,123
Interest income on short-term cash investments	441	331	773	671

Interest income	129,161	113,519	242,253	200,794

Interest expense	46,169	35,910	87,278	62,104

Net interest income	82,992	77,609	154,975	138,690

Operating expenses:
Management fee	4,312	3,531	8,154	6,623
Share based compensation	425	194	854	401
General and administrative	1,316	746	2,229	1,305

Total operating expenses	6,053	4,471	11,237	8,329

Other income:
Gain on sale of mortgage-backed securities	12,205	4,405	14,710	4,405

Net income	$89,144	$77,543	$158,448	$134,766

Earnings per share - common stock, basic	$0.91	$1.04	$1.80	$2.01

Earnings per share - common stock, diluted	$0.91	$1.04	$1.80	$2.01

Dividends per share	$0.90	$1.00	$1.80	$2.00

Weighted average shares outstanding	97,969,074	74,807,174	87,789,596	67,167,275

See accompanying notes.

Hatteras Financial Corp

Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net income	$89,144	$77,543	$158,448	$134,766

Other comprehensive income:

Net unrealized gains on securities available for sale	47,241	135,701	72,072	96,950
Net unrealized losses on interest rate hedges	(33,988)	(97,301)	(31,734)	(55,568)

Other comprehensive income	13,253	38,400	40,338	41,382

Comprehensive income	$102,397	$115,943	$198,786	$176,148

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2012

(Unaudited)

(Dollars in thousands)	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2011	$77	$1,904,748	$2,041	$173,322	$2,080,188
Issuance of common stock	21	570,568	—	—	570,589
Share based compensation expense	—	854	—	—	854
Dividends declared on common stock	—	—	(158,156)	—	(158,156)
Net income	—	—	158,448	—	158,448
Other comprehensive income	—	—	—	40,338	40,338

Balance at June 30, 2012	$98	$2,476,170	$2,333	$213,660	$2,692,261

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Operating activities
Net income	$158,448	$134,766
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	65,475	30,610
Amortization related to interest rate swap agreements	184	151
Share based compensation expense	854	401
Hedge ineffectiveness	338	386
Net gain on sale of mortgage-backed securities	(14,710)	(4,405)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(10,831)	(22,529)
Increase in other assets	(578)	(1,200)
Decrease in accrued interest payable	(203)	(606)
(Decrease) increase in accounts payable and other liabilities	(379)	125

Net cash provided by operating activities	198,598	137,699

Investing activities
Purchases of mortgage-backed securities	(8,959,135)	(8,394,241)
Principal repayments of mortgage-backed securities	1,938,005	1,267,891
Sale of mortgage-backed securities	2,383,298	360,203

Net cash used in investing activities	(4,637,832)	(6,766,147)

Financing activities
Issuance of common stock, net of cost of issuance	570,589	817,736
Cash dividends paid	(139,030)	(104,188)
Increase in restricted cash on swap arrangements	(41,164)	(84,047)
Proceeds from repurchase agreements	102,306,555	72,246,435
Principal repayments on repurchase agreements	(98,316,070)	(66,126,901)

Net cash provided by financing activities	4,380,880	6,749,035

Net (decrease) increase in cash and cash equivalents	(58,354)	120,587
Cash and cash equivalents, beginning of period	347,045	112,626

Cash and cash equivalents, end of period	$288,691	$233,213

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$87,481	$62,709

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$2,160,647	$260,415

Supplemental schedule of non-cash financing activities
Dividends declared, not yet paid	$88,267	$75,092

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

June 30, 2012

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments. See Note 4 for discussion of the fair value of MBS and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives. The carrying amount of the repurchase agreements and accrued interest payable is deemed to approximate fair value since the agreements are based upon a variable rate of interest.

Since inception through June 30, 2012, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing MBS guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Repurchase Agreements

The Company finances the majority of its agency MBS purchases using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. None of the Company’s repurchase agreements are accounted for as linked transactions.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $425 and $194 for the three months ended June 30, 2012 and 2011, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $854 and $401 for the six months ended June 30, 2012 and 2011, respectively.

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

All of the Company’s agency MBS and derivative and hedging assets and liabilities were valued using Level 2 inputs at June 30, 2012 and December 31, 2011. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage-backed securities	$22,367,121	$22,367,121	$17,741,873	$17,741,873
Unsettled purchased mortgage-backed securities	829,060	829,060	49,630	49,630
Cash and cash equivalents	288,691	288,691	347,045	347,045
Restricted cash	278,178	278,178	237,014	237,014
Accrued interest receivable	73,856	73,856	63,025	63,025
Principal payments receivable	138,712	138,712	105,333	105,333
Debt Security	15,000	13,879	15,000	13,811
Short term investment*	20,018	20,018	20,221	20,221
Forward purchase commitments*	6,021	6,021	6,327	6,327
Liabilities
Repurchase agreements	$20,152,860	$20,152,860	$16,162,375	$16,162,375
Payable for unsettled securities	827,732	827,732	48,999	48,999
Accrued interest payable	4,393	4,393	4,596	4,596
Interest rate hedge liability	250,933	250,933	219,167	219,167

*	These lines are included in Other Assets on the balance sheets

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2012, all of the Company’s agency MBS values were based on third-party sources.

The Company’s MBS portfolio consists solely of agency MBS, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s MBS at June 30, 2012.

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$13,443,060	$—	$309,182	$13,752,242
Fixed Rate	1,028,329	—	13,067	$1,041,396

Total Freddie Mae	14,471,389	—	322,249	$14,793,638

Freddie Mac Certificates
ARMS	6,850,805	—	126,621	$6,977,426
Fixed Rate	588,594	—	7,463	$596,057

Total Fannie Mae	7,439,399	—	134,084	$7,573,483

Total Agency MBS	$21,910,788	$—	$456,333	$22,367,121

The following table presents certain information about the Company’s agency MBS at December 31, 2011.

	Amortized Cost	Unrealized Loss	Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956
Fixed Rate	493,648	(132)	1,076	494,592

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	—	103,540	5,028,978
Fixed Rate	491,289	(6)	2,064	493,347

Total Freddie Mae	5,416,727	(6)	105,604	5,522,325

Total Agency MBS	$17,356,772	$(138)	$385,239	$17,741,873

The components of the carrying value of available-for-sale MBS at June 30, 2012 and December 31, 2011 are presented below.

	June 30, 2012	December 31, 2011
Principal balance	$21,335,477	$16,938,710
Unamortized premium	575,318	418,071
Unamortized discount	(7)	(9)
Gross unrealized gains	456,333	385,239
Gross unrealized losses	—	(138)

Carrying value/estimated fair value	$22,367,121	$17,741,873

The Company monitors the performance and market value of its agency MBS portfolio on an ongoing basis. At June 30, 2012, the Company did not have any securities in a loss position. As of December 31, 2011, the Company had the following securities in an unrealized loss position presented below:

	Less than 12 months as of December 31, 2011
	Fair Market Value	Unrealized Loss
Fannie Mae Certificates
ARMS	$—	$—
Fixed Rate	210,743	(132)
Freddie Mac Certificates
ARMS	—	—
Fixed Rate	23,012	(6)

Total temporarily impaired securities	$233,755	$(138)

The Company did not make the decision to sell the above securities as of December 31, 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency MBS portfolio for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Coupon interest on MBS	$164,652	$130,943	$306,954	$230,733
Net premium amortization	(35,932)	(17,755)	(65,474)	(30,610)

Interest income on MBS, net	$128,720	$113,188	$241,480	$200,123

The contractual maturity of the Company’s agency MBS ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

Unsettled Agency MBS Purchases

While most of the Company’s purchases of agency MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the agency MBS forward purchase commitments shown as a net asset on the balance sheet as of June 30, 2012.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
June 30, 2012	$1,289,000	$1,332,916	$1,336,938	$1,332,916	$4,022

The following table shows the agency MBS forward purchase commitments shown as a net asset on the balance sheet as of December 31, 2011.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
December 31, 2011	$340,000	$348,937	$351,249	$348,937	$2,312

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its agency MBS, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR). The Company estimates the fair value of this note to be approximately $13,879 which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At June 30, 2012 and December 31, 2011, the Company had repurchase agreements in place in the amount of $20,152,860 and $16,162,375, respectively, to finance agency MBS purchases. At June 30, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 0.41% and 0.37%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency MBS and typically bear interest at rates that are closely related to LIBOR. At June 30, 2012 and December 31, 2011, the Company had repurchase agreements outstanding with 24 and 23 counterparties, respectively with a weighted average contractual maturity of 0.8 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30, 2012		December 31, 2011
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$14,948,041	0.40%	$16,162,375	0.37%
30 days to 3 months	5,204,819	0.41%	—	—
3 months to 36 months	—	—	—	—

	$20,152,860	0.41%	$16,162,375	0.37%

The fair market value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at June 30, 2012 and December 31, 2011 was $21,231,528 and $17,061,970 respectively.

7. Derivatives – Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rates on repurchase agreements change on a monthly basis, the Company is exposed to changing interest rates and the cash flows associated with these rates. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rates on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company currently uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically lock up interest rates on a portion of the Company’s outstanding debt for the terms of the swaps. Although the Company’s objective is to hedge the risk associated with changing repurchase agreement rates, the Company’s hedges are benchmark interest rate hedges which perform with reference to LIBOR. Therefore, the Company remains at risk to the variability of the spread between repurchase agreement rates and LIBOR interest rates.

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2012 and 2011, these effective hedge losses totaled $59,168 and $127,913, respectively. During the six months ended June 30, 2012 and 2011, these effective hedge losses totaled $87,591 and $109,687, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended June 30, 2012 and 2011, the Company recorded $169 and $241, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded $338 and $386, respectively, of hedge ineffectiveness losses in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $111,681 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 35 months. The table below shows the remaining term of the Company’s interest rate swaps as of June 30, 2012.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract

12 months or less	$800,000	6	1.90%
Over 12 months to 24 months	1,200,000	19	1.90%
Over 24 months to 36 months	3,800,000	31	1.78%
Over 36 months to 48 months	2,700,000	42	1.30%
Over 48 months to 60 months	1,800,000	53	0.99%

Total	$10,300,000	35	1.54%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012 and December 31, 2011, respectively.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2012		As of December 31, 2011		As of June 30, 2012		As of December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	—	Interest rate hedge asset	$—	Interest rate hedge liability	$250,933	Interest rate hedge liability	$219,167

Forward purchase commitment	Other assets	6,021		6,327	Account payable and other liabilities	—		—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$59,168	Interest Expense	$28,352	Interest Expense	$169

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$127,913	Interest Expense	$26,939	Interest Expense	$241

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$87,591	Interest Expense	$56,164	Interest Expense	$338

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$109,687	Interest Expense	$44,412	Interest Expense	$386

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
Beginning balance	($218,451)	($47,676)
Unrealized loss on interest rate swaps	(87,591)	(273,389)
Reclassification of net losses included in income statement	56,164	102,614

Ending balance	$(249,878)	$(218,451)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.

As of June 30, 2012, the fair value of derivatives in a net liability position related to these agreements was $250,933. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2012. At June 30, 2012, the Company was in compliance with these requirements.

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

On February 29, 2012, the Company entered into sales agreements (the “2012 Sales Agreements”) with Cantor Fitzgerald & Co. (“Cantor”) and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”). Under the terms of the 2012 Sales Agreements, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Cantor or JMP, each acting as agent and/or principal. The shares of common stock issuable pursuant to the 2012 Program are registered with the Securities and Exchange Commission (“SEC”) on the Company’s Registration Statement on Form S-3 (No. 333-179805), which became effective upon filing on February 29, 2012.

For the three months ended June 30, 2012, the Company issued 295,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $8,442. For the six months ended June 30, 2012, the Company issued 1,118,900 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $31,270. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares was $72 and $180 for the three and six months ended June 30, 2012.

9. Earnings per Share

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic earnings per share:
Net income	$89,144	$77,543	$158,448	$134,766

Weighted average shares	97,969,074	74,807,174	87,789,596	67,167,275

Basic earnings per share	$0.91	$1.04	$1.80	$2.01

Diluted earnings per share:
Net income	$89,144	$77,543	$158,448	$134,766

Weighted average shares	97,969,074	74,807,174	87,789,596	67,167,275
Potential dilutive shares from exercise of stock options	—	—	—	—

Diluted weighted average shares	97,969,074	74,807,174	87,789,596	67,167,275

Diluted earnings per share	$0.91	$1.04	$1.80	$2.01

There are not any potentially dilutive shares for the three and six months ended June 30, 2012 and 2011, respectively.

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. For the three months ended June 30, 2012 and 2011, the Company incurred $4,312 and $3,531 in management fees, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred $8,154 and $6,623 in management fees, respectively. For the three and six months ended June 30, 2012, the Company reimbursed ACA $354 and $626, respectively, for expenses ACA incurred on behalf of the Company. There were no reimbursable expenses incurred under the management agreement in 2011. None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At June 30, 2012 and December 31, 2011, the Company owed ACA $1,591 and $1,171, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	June 30, 2012	December 31, 2011
Unrealized gain on securities, net	$456,333	$385,101
Unrealized gain on unsettled securities	1,328	631
Unrealized loss on short term investment*	(144)	(287)
Unrealized loss on derivative instruments	(243,857)	(212,123)

Accumulated other comprehensive income	$213,660	$173,322

*	This line item is included in other assets on the balance sheet.

The Company records unrealized gains and losses on its MBS and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at June 30, 2012 and December 31, 2011 was approximately $14,710 and $20,576, respectively.

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

Our focus is assets with relatively short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or LIBOR. The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of June 30, 2012, our portfolio consisted of approximately $24.5 billion in market value of agency securities, consisting of $22.1 billion of adjustable-rate securities and $2.4 billion of fixed rate securities.

The following table represents key data regarding our company since January 1, 2009:

(Dollars in thousands, except per share amounts)

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91
March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28
September 30, 2009	$7,303,441	$6,007,909	$943,597	36,200	$26.07	$1.26

(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates. Changes in interest rates affect directly our assets coupons and borrowing costs. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such asset coupon rates will reprice more slowly than the corresponding liabilities used to finance those assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

Since 2007, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of residential MBS, including agency securities. Recently, the financial weakness of the European Union sovereign nations, particularly the de facto default of Greece, has renewed concerns of the stability of financial systems worldwide. The banks of Spain and Italy recently have needed financial support, and bond yields on their sovereign debt have climbed significantly indicating the lack of confidence in these countries’ financial stability. Further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

U.S. Treasury Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase U.S. Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on June 30, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 21, 2011, the U.S. Federal Reserve, in a program dubbed “Operation Twist,” announced that it intended to sell $400 billion shorter term U.S. Treasury securities by the end of June 2012, and reinvest the proceeds to purchase longer term U.S. Treasury securities with a goal of further monetary stimulus as a result of flattening the shape of the U.S. Treasury yield curve. This program is intended to extend the average maturity of the securities in the U.S. Federal Reserve’s portfolio. By reducing the available supply of longer term U.S. Treasury securities in the market, this action should put downward pressure on longer term interest rates, including rates on financial assets that investors consider to be close substitutes for longer term U.S. Treasury securities, like certain types of agency securities. The reduction in longer term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery. In June 2012, the U.S. Federal Reserve announced it was adding another $267 billion and extending the duration of the program aimed at lengthening the maturity of its portfolio through the end of 2012 in an effort to put additional downward pressure on long-term interest rates. The U.S. Federal Reserve also reaffirmed its policy to reinvest principal repayments from its holdings of agency securities into agency securities.

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

U.S. Government Credit Rating

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

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

In September 2011, the White House announced it is working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the Federal Housing Finance Agency announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

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

Exposure to European Financial Counterparties

We have no direct exposure to any European sovereign credit. We do finance the acquisition of our agency securities with repurchase agreements, some of which are provided by European banks. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3%-5% of the amount borrowed. While repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At June 30, 2012, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 11.6% of our equity at June 30, 2012. At June 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of Counterparties	Exposure (1)	Exposure as a percentage of equity
England	1	$39,992	1.5%
France	1	34,455	1.3%
Germany	2	137,159	5.1%
Netherlands	1	32,515	1.2%
Scotland	1	22,513	0.8%
Switzerland	1	45,900	1.7%

	7	$312,535	11.6%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive. The relationship between several interest rates is generally determinant of the performance of our company. Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Target Rate. Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. The agency securities we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates. The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30-day LIBOR	U.S. Federal Funds	Two-Year Treasury	10-Year Treasury
June 30, 2012	0.25%	0-0.25%	0.30%	1.65%
March 31, 2012	0.24%	0-0.25%	0.33%	2.21%
December 31, 2011	0.30%	0-0.25%	0.24%	1.88%
September 30, 2011	0.24%	0-0.25%	0.25%	1.92%
June 30, 2011	0.19%	0-0.25%	0.46%	3.16%
March 31, 2011	0.24%	0-0.25%	0.83%	3.47%
December 31, 2010	0.26%	0-0.25%	0.60%	3.30%
September 30, 2010	0.26%	0-0.25%	0.43%	2.51%
June 30, 2010	0.35%	0-0.25%	0.61%	2.93%
March 31, 2011	0.25%	0-0.25%	1.02%	3.83%
December 31, 2009	0.23%	0-0.25%	1.14%	3.84%
September 30, 2009	0.25%	0-0.25%	0.95%	3.31%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Estimates of repayment rates are critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities. The following table shows the weighted average principal repayment rate and one month constant prepayment rate (“CPR”) for the periods presented:

Quarter ended	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	Weighted Average One Month CPR (3)
June 30, 2012	6.37%	25.47%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
March 31, 2011	5.61%	22.44%	17.5
December 31, 2010	7.81%	31.26%	23.9
September 30, 2010	8.48%	33.91%	25.5
June 30, 2010	11.27%	45.08%	29.1

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.

(2)	Principal repayment rate for the quarter on an annualized basis.

(3)	CPR measures the unscheduled repayment rate as a percentage of principal on an annualized basis.

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

Book Value per Share

As of June 30, 2012, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $27.45, an increase of $0.37, from $27.08 at December 31, 2011. The unrealized gain per share on our agency securities decreased and the unrealized loss per share on our interest rate swaps also decreased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and mortgage-backed securities are not perfectly correlated, and depend on a variety of market forces. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74
September 30, 2009	$21.27	0.16	5.96	(1.32)	$26.07

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At June 30, 2012 and December 31, 2011, we owned $22.4 billion and $17.7 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of June 30, 2012 and December 31, 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.70 and 102.47, respectively, of face value. As of June 30, 2012 and December 31, 2011, we had approximately $575.3 million and $418.1 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended June 30, 2012, we purchased approximately $4.2 billion of agency securities with a weighted average coupon of 2.56%. During the six months ended June 30, 2012, we purchased approximately $9.1 billion of agency securities with a weighted average coupon of 2.60%.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at June 30, 2012:

(Dollars in thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$13,443,060	$—	$309,182	$13,752,242	61.4%
Fixed Rate	1,028,329	—	13,067	$1,041,396	4.7%

Total Freddie Mae	14,471,389	—	322,249	$14,793,638

Freddie Mac Certificates
ARMS	6,850,805	—	126,621	$6,977,426	31.2%
Fixed Rate	588,594	—	7,463	$596,057	2.7%

Total Fannie Mae	7,439,399	—	134,084	$7,573,483

Total Agency Securities	$21,910,788	$—	$456,333	$22,367,121

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2011:

(Dollars in thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956	66.1%
Fixed Rate	493,648	(132)	1,076	494,592	2.8%

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	$—	103,540	5,028,978	28.3%
Fixed Rate	491,289	(6)	2,064	493,347	2.8%

Total Freddie Mae	5,416,727	(6)	105,604	5,522,325

Total Agency Securities	$17,356,772	$(138)	$385,239	$17,741,873

Adjustable-rate securities

As of June 30, 2012, our investment portfolio consisted of ARM securities as follows:

(Dollars in thousands, except weighted average price amounts) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	5.9%	$1,134,446	4.62%	$101.29	$1,149,110	$106.81	$1,211,732
13-24	1.4%	265,612	4.05%	$101.45	269,466	$106.04	281,644
25-36	9.4%	1,851,972	4.04%	$102.31	1,894,662	$105.68	1,957,167
37-48	20.5%	4,062,643	3.19%	$102.45	4,162,203	$104.54	4,246,890
49-60	16.2%	3,231,842	2.69%	$102.69	3,318,688	$104.21	3,367,915
61-72	16.7%	3,292,790	3.37%	$102.53	3,376,035	$105.24	3,465,266
73-84	26.6%	5,285,674	2.78%	$103.12	5,450,509	$104.43	5,519,841
85-96	0.9%	185,266	2.53%	$103.16	191,130	$103.91	192,505
97-108	0.4%	76,717	3.94%	$103.68	79,544	$105.75	81,131
109-120	1.1%	208,718	2.96%	$103.49	216,000	$104.40	217,892
121-132	0.9%	180,342	2.83%	$103.42	186,518	$104.07	187,685

Total ARMs	100.0%	$19,776,022	3.19%	$102.62	$20,293,865	$104.82	$20,729,668

As of December 31, 2011, our investment portfolio consisted of ARM securities as follows:

(Dollars in thousands, except weighted average price amounts) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$650,586	4.56%	$101.32	$659,186	$106.25	$691,225
13-24	4.6%	721,594	4.93%	101.30	730,975	106.60	769,239
25-36	5.9%	940,651	3.93%	102.02	959,684	105.55	992,880
37-48	21.9%	3,495,234	3.65%	102.42	3,579,660	104.98	3,669,359
49-60	26.5%	4,253,901	3.06%	102.46	4,358,429	104.36	4,439,416
61-72	12.4%	1,980,929	3.41%	102.83	2,036,946	104.58	2,071,610
73-84	23.7%	3,795,037	3.28%	102.61	3,894,106	104.48	3,965,045
85-96	0.1%	9,330	4.33%	101.83	9,501	105.74	9,866
97-108	0.8%	138,314	3.93%	103.64	143,349	105.05	145,294

Total ARMs	100.0%	$15,985,576	3.49%	$102.42	$16,371,836	$104.81	$16,753,934

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(5)	Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

As of June 30, 2012 and December 31, 2011, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 57 months and 51 months, respectively after which time the interest rates reset and become adjustable annually. At June 30, 2012, approximately 4.6% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At June 30, 2012, 98.8% of our agency ARMs were still in their initial fixed-rate period and 1.2% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At June 30, 2012, we owned $1.6 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at June 30, 2012.

(Dollars in thousands, except weighted average price amounts)
	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
181-192	100.0%	$1,559,455	3.00%	$103.69	$1,616,924	$105.00	$1,637,454

The following table details our fixed rate portfolio at December 31, 2011.

(Dollars in thousands, except weighted average price amounts)
	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
168-180	100.0%	$953,134	3.05%	$103.34	$984,936	$103.65	$987,939

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(5)	Market price is the dollar amount of market value, per $100 of nominal, or face, value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBAs, do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase forward for the purposes of holding the securities for investment, we consider all our agency securities, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2012 and December 31, 2011, we had established 30 and 29 borrowing relationships, respectively with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at June 30, 2012 and December 31, 2011 of $20.2 billion and $16.2 billion, respectively.

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

As of June 30, 2012, we had entered into 82 interest rate swap agreements with 14 counterparties to hedge a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.3 billion of borrowings under our repurchase agreements. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

Summary Financial Data

(Dollars in thousands, except per share amounts)
	Three months ended (unaudited)		Six months ended (unaudited)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Statement of Income Data
Interest income on mortgage-backed securities	$128,720	$113,188	$241,480	$200,123
Interest income on short-term cash investments	441	331	773	671
Interest Expense	(46,169)	(35,910)	(87,278)	(62,104)

Net Interest Income	82,992	77,609	154,975	138,690
Gain on sale of mortgage-backed securities	12,205	4,405	14,710	4,405
Operating Expenses	(6,053)	(4,471)	(11,237)	(8,329)

Net Income	$89,144	$77,543	$158,448	$134,766

Earnings per share -common stock, basic	$0.91	$1.04	$1.80	$2.01

Earnings per share -common stock, diluted	$0.91	$1.04	$1.80	$2.01

Weighted average shares outstanding	97,969,074	74,807,174	87,789,596	67,167,275

Cash dividends declared per common share	$0.90	$1.00	$1.80	$2.00

Key Portfolio Statistics
Average MBS (1)	$21,149,623	$14,956,852	$19,204,331	$12,931,303
Average Repurchase Agreements (2)	$19,599,942	$13,540,291	$17,790,853	$11,771,570
Average Equity (3)	$2,762,948	$2,016,013	$2,438,013	$1,758,051
Average Portfolio Yield (4)	2.43%	3.03%	2.51%	3.10%
Average Cost of Funds (5)	0.94%	1.06%	0.98%	1.06%
Interest Rate Spread (6)	1.49%	1.97%	1.53%	2.04%
Return on Average Equity (7)	12.91%	15.39%	13.00%	15.33%
Average Annual Portfolio Repayment Rate (8)	25.47%	18.54%	25.53%	20.17%
Debt to Equity (at period end) (9)	7.5:1	7.4:1	7.5:1	7.4:1
Debt to Additional Paid in Capital at period end) (10)	8.1:1	8.0:1	8.1:1	8.0:1

Selected Balance Sheet Data
Mortgage-backed securities	$22,367,121	$16,416,897	$22,367,121	$16,416,897
Total Assets	24,018,320	17,027,689	24,018,320	17,027,689
Repurchase Agreements	20,152,860	14,800,594	20,152,860	14,800,594
Stockholder’s Equity	2,692,261	2,006,606	2,692,261	2,006,606

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.

(2)	Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the period by the number of days in the period.

(4)	Our average portfolio yield was calculated by dividing our interest income on mortgage-backed securities, net of amortization, by our average MBS.

(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.

(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(7)	Our return on average equity was calculated by dividing net income by average equity.

(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.

(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.

(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

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

Three months ended June 30, 2012 and 2011

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended June 30, 2012 was $129.2 million, as compared to $113.5 million for the quarter ended June 30, 2011. The most significant factor in this increase was the larger securities portfolio. Our average agency securities for the quarter ended June 30, 2012 was $21.1 billion as compared to $15.0 billion for the quarter ended June 30, 2011. The increase in our interest income generally is not exactly proportionate to the increase in average agency securities because the coupon rate on our recent purchases will be at different rates than in the portfolio in any comparable period. Our weighted average coupon at June 30, 2012 was 3.18%, as compared to 3.61% at June 30, 2011. As mortgage rates rise and fall, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio.

Our annualized yield on average assets for the quarter ended June 30, 2012 was 2.43% as compared to 3.03% for the quarter ended June 30, 2011. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our annualized rate of portfolio repayment for the three months ended June 30, 2012 was 25.47%, which was higher than the rate of 18.54% for the three months ended June 30, 2011. This increase was most likely the result of lower mortgage rates incentivizing mortgage refinancing. The continued slow economy, along with European fears and U.S. Federal Reserve actions, caused long term interest rates to fall, thus making refinancing more attractive. The U.S. Government continues to be active in the mortgage market, and their ability to influence the market poses a risk to the sustainability of our current earnings.

Our interest expense for the quarter ended June 30, 2012 was $46.2 million as compared to $35.9 million for the quarter ended June 30, 2011. Our average borrowings increased from $13.5 billion for the quarter ended June 30, 2011 to $19.6 billion for the quarter ended June 30, 2012, due to the increase in portfolio size. Our annualized weighted average cost of funds, including hedges, was 0.94% for the quarter ended June 30, 2012, as compared to 1.06% for the quarter ended June 30, 2011. The components of our cost of funds are 1) rates on our repurchase agreement, and 2) rates on our interest rate swaps and the total notional amount of the swaps.

Our net interest income for the quarter ended June 30, 2012 was $83.0 million, and our net interest margin, or “spread”, was 1.49%. For the quarter ended June 30, 2011, our net interest income was $77.6 million and our spread was 1.97%. This decrease in our spread was directly due to our decreased yield, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $1.4 billion of securities in the second quarter of 2012, realizing gains of $12.2 million. We sold $360 million of securities in the second quarter of 2011, realizing gains of $4.4 million.

Our total operating expenses for the quarters ended June 30, 2012 and 2011 were $6.1 million and $4.5 million, respectively. The majority of this increase was due to the increase in the management fee we pay our manager. The management fee is based on our equity, which grew significantly from the prior year. This equates to an annualized expense ratio of 88 and 89 basis points, respectively, of average equity. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offering, kept the ratio fairly flat as compared to a year ago. The scalability of our business model means that growth in assets is not closely correlated to growth in operating expenses.

Our net income for the quarter ended June 30, 2012 was $89.1 million or $0.91 per weighted average share. This represents an annualized return on average equity of 12.91% for the period. For the quarter ended June 30, 2011, our net income was $77.5 million or $1.04 per weighted average share, and the annualized return on average equity was 15.39%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Six months ended June 30, 2012 and 2011

In general, most of the items influencing our operating results for the six month periods ended June 30, 2012 and 2011 were similar as the items affecting the quarterly results described above. For the six month period ended June 30, 2012, we had interest income of $242.3 million compared to $200.8 million for the same period in 2011. Due to investing the proceeds of our common stock offerings, our portfolio was significantly larger during 2012, as we had average earning assets of $19.2 billion for the six months ended June 30, 2012 compared to $12.9 billion for the six months ended June 30, 2011. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 3.10% for the six months ended June 30, 2011 to 2.51% for the six months ended June 30, 2012. This was the result of buying lower coupon agency securities with our offering proceeds and replacing repayments of principal on our agency securities. The portfolio prepayment rate increased on an annualized basis, from 20.17% for the first six months of 2011 to 25.53% for the same period in 2012.

Our interest expense for the six months ended June 30, 2012 was $87.3 million as compared to $62.1 million for the six months ended June 30, 2011. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first half of 2012. Our average cost of funds, including hedges, fell from 1.06% for the six months ended June 30, 2011 to 0.98% for the same period in 2012. We realized gains on sale of our agency securities of $14.7 million for the six months ended June 30, 2012 as compared to $4.4 million for the six months ended June 30, 2011.

Our net interest income for the six months ended June 30, 2012 was $155.0 million, and our spread was 1.53%. For the six months ended June 30, 2011, our net interest income was $138.7 million and our spread was 2.04%. We incurred expenses for the six months ended June 30, 2012 and 2011 of $11.2 million and $8.3 million, respectively. We earned net income of $158.4 million, or $1.80 per weighted average share, for the six months ended June 30, 2012. For the six months ended June 30, 2011, we earned net income of $134.8 million, or $2.01 per weighted average share. Our per share income for the six months ended June 30, 2012 was lower than the six months ended June 30, 2011 due mainly to decreasing yield on our securities.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	June 30, 2012
(Dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$14,948,041	0.40%	$3,548	$14,951,589
30 days to 3 months	5,204,819	0.41	119	5,204,938
3 months to 36 months	—	—	—	—

	$20,152,860	0.41%	$3,667	$20,156,527

	December 31, 2011
(Dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$16,162,375	0.37%	$3,820	$16,166,195
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$16,162,375	0.37%	$3,820	$16,166,195

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of June 30, 2012.

(Dollars in thousands)

Face	Cost	Fair Market Value	Due to Brokers
$1,289,000	$1,332,916	$1,336,938	$1,332,916

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2012. These agreements were for a total notional amount of $10.3 billion, had a weighted average rate of 1.52% and a weighted average term of 35 months.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At June 30, 2012, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 23 of these counterparties.

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

(Dollars in thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
June 30, 2012	$19,599,942	$20,152,860	$21,086,250	$16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628

As of June 30, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.4% (weighted by borrowing amount). This rate remained constant as lending conditions have been stable. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets pledged as collateral drops beyond a threshold amount, which is usually between $100,000 and $250,000. The threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreement outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of June 30, 2012 and December 31, 2011, we had approximately $1.6 billion and $1.1 billion, respectively, in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of June 30, 2012, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.5:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity. During the six months ended June 30, 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from a fully underwritten offering we completed in March. In order to assure the continued availability of liquidity from capital offerings, we amended our charter on March 30, 2012, raising the total authorized shares of common stock to 200,000,000, as authorized under Maryland General Corporate Law Section 2-105(a)(13).

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

On February 29, 2012, we entered into sales agreements (the “2012 Sales Agreements”) with Cantor Fitzgerald & Co. (“Cantor”) and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”). Under the terms of the 2012 Sales Agreements, we may offer and sell up to 10,000,000 shares of our common stock from time to time through Cantor or JMP, each acting as agent and/or principal. The shares of our common stock issuable pursuant to the 2012 Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-179805), which became effective upon filing on February 29, 2012.

During the three months ended June 30, 2012, we issued 295,000 shares of common stock in at-the-market transactions at an average price of $29.23 per share raising net proceeds, after sales commissions and expenses, of approximately $8.5 million. We paid $0.1 million in sales commissions to Cantor and JMP during the three months ended June 30, 2012.

On March 30, 2012, we completed a secondary public offering of 20,125,000 shares of common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to us of $26.81 per share, and received net proceeds of approximately $539.4 million after the payment of underwriting discounts and expenses.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At June 30, 2012 and December 31, 2011, our total borrowings were approximately $20.2 billion and $16.2 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.5:1 and 7.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2012, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $10.3 billion of our repurchase agreements.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisition of agency securities with borrowings that are based on, or move similarly to, LIBOR, while the interest rates on these agency securities may be indexed to LIBOR or another index rate, such as the one-year CMT rate. Accordingly, any increase in our borrowing rate relative to LIBOR or one-year CMT rates may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders. To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

We primarily assess our interest rate risk 1) by estimating the effective duration of our assets and the effective duration of our liabilities, and 2) by estimating the time difference between the interest rate adjustment of our assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(7.96%)	(1.12%)
+ 0.50%	(2.25%)	(0.67%)
- 0.50%	3.01%	(0.08%)
- 1.00%	(6.14%)	(0.15%)

December 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(10.37%)	(0.40%)
+ 0.50%	(4.76%)	(0.05%)
- 0.50%	(0.27%)	(0.30%)
- 1.00%	(5.91%)	(0.08%)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at June 30, 2012 and December 31, 2011, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of June 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Statement of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2012; (v) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the three months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: July 26, 2012	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Statement of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2012; (v) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.