Form 10-Q
period 2012-09-30
Hatteras Financial Corp
filed 2012-10-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2012
Common Stock ($0.001 par value)	98,809,404

Hatteras Financial Corp.

Balance Sheets

(Dollars in thousands, except share amounts)	(Unaudited)
	September 30, 2012	December 31, 2011
Assets

Mortgage-backed securities, at fair value (including pledged assets of $24,857,784 and $17,012,472 at September 30, 2012 and December 31, 2011, respectively)	$26,375,137	$17,741,873
Cash and cash equivalents	150,846	347,045
Restricted cash	302,180	237,014
Unsettled purchased mortgage-backed securities, at fair value	120,478	49,630
Accrued interest receivable	80,056	63,025
Principal payments receivable	182,195	105,333
Debt security, held to maturity, at cost	15,000	15,000
Other assets	49,795	27,799

Total assets	$27,275,687	$18,586,719

Liabilities and shareholders’ equity
Repurchase agreements	$23,583,180	$16,162,375
Payable for unsettled securities	118,925	48,999
Accrued interest payable	4,729	4,596
Interest rate hedge liability	273,120	219,167
Dividend payable	81,118	69,141
Accounts payable and other liabilities	2,059	2,253

Total liabilities	$24,063,131	$16,506,531

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively ($287,500 aggregate liquidation preference)	278,263	—
Common stock, $.001 par value, 200,000,000 shares authorized, 98,809,404 and 76,823,220 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	99	77
Additional paid-in capital	2,493,704	1,904,748
Retained earnings	5,266	2,041
Accumulated other comprehensive income	435,224	173,322

Total shareholders’ equity	3,212,556	2,080,188

Total liabilities and shareholders’ equity	$27,275,687	$18,586,719

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Interest income:
Interest income on mortgage-backed securities	$131,940	$110,125	$373,420	$310,248
Interest income on other investments	387	380	1,160	1,051

Interest income	132,327	110,505	374,580	311,299

Interest expense	52,767	40,259	140,045	102,363

Net interest income	79,560	70,246	234,535	208,936

Operating expenses:
Management fee	4,557	3,572	12,711	10,195
Share based compensation	447	334	1,301	735
General and administrative	1,040	688	3,269	1,992

Total operating expenses	6,044	4,594	17,281	12,922

Other income:
Gain on sale of mortgage-backed securities	10,534	13,330	25,244	17,735

Net income	84,050	78,982	242,498	213,749
Dividends on preferred stock	2,070	0	2,070	0

Net income available to common shareholders	$81,980	$78,982	$240,428	$213,749

Earnings per share - common stock, basic	$0.83	$1.04	$2.63	$3.05

Earnings per share - common stock, diluted	$0.83	$1.04	$2.63	$3.05

Dividends per share of common stock	$0.80	$1.00	$2.60	$3.00

Weighted average common shares outstanding, basic	98,233,589	75,743,002	91,296,338	70,057,263

Weighted average common shares outstanding, diluted	98,233,589	75,743,002	91,296,338	70,057,263

See accompanying notes.

Hatteras Financial Corp

Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$84,050	$78,982	$242,498	$213,749

Other comprehensive income:

Net unrealized gains on securities available for sale	222,946	85,953	295,018	182,904
Net unrealized losses on derivative instruments	(1,382)	(116,032)	(33,116)	(171,600)

Other comprehensive income	221,564	(30,079)	261,902	11,304

Comprehensive income	$305,614	$48,903	$504,400	$225,053

See accompanying notes.

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2012

(Unaudited)

(Dollars in thousands)	7.625% Series A Cumulative Redeemable Preferred	Common	Additional		Accumulated Other
	Stock Amount	Stock Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

Balance at December 31, 2011	$0	$77	$1,904,748	$2,041	$173,322	2,080,188
Issuance of preferred stock	278,263	—	—	—	—	278,263
Issuance of common stock	—	22	587,655	—	—	587,677
Share based compensation expense	—	—	1,301	—	—	1,301
Dividends declared on common stock	—	—	—	(237,203)	—	(237,203)
Dividends declared on preferred stock	—	—	—	(2,070)	—	(2,070)
Net income	—	—	—	242,498	—	242,498
Other comprehensive income	—	—	—	—	261,902	261,902

Balance at September 30, 2012	$278,263	$99	$2,493,704	$5,266	$435,224	3,212,556

See accompanying notes.

Hatteras Financial Corp.

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	For the nine	For the nine
	months ended	months ended
	September 30, 2012	September 30, 2011
Operating activities
Net income	$242,498	$213,749
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	112,736	60,719
Amortization related to interest rate swap agreements	275	253
Share based compensation expense	1,301	735
Hedge ineffectiveness	321	516
Net gain on sale of mortgage-backed securities	(25,244)	(17,735)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(17,031)	(25,900)
Increase in other assets	(1,907)	(1,199)
(Decrease) increase in accrued interest payable	133	(849)
(Decrease) increase in accounts payable and other liabilities	(194)	165

Net cash provided by operating activities	312,888	230,454

Investing activities
Purchases of mortgage-backed securities	(15,160,173)	(11,327,766)
Principal repayments of mortgage-backed securities	3,978,718	2,360,742
Sale of mortgage-backed securities	2,678,086	1,037,064

Net cash used in investing activities	(8,503,369)	(7,929,960)

Financing activities
Issuance of preferred stock, net of cost of issuance	278,263	—
Issuance of common stock, net of cost of issuance	587,677	853,441
Cash dividends paid	(227,297)	(179,280)
Increase in restricted cash on swap arrangements	(65,166)	(204,114)
Proceeds from repurchase agreements	170,030,964	118,620,023
Principal repayments on repurchase agreements	(162,610,159)	(111,414,852)

Net cash provided by financing activities	7,994,282	7,675,218

Net decrease in cash and cash equivalents	(196,199)	(24,288)
Cash and cash equivalents, beginning of period	347,045	112,626

Cash and cash equivalents, end of period	$150,846	$88,338

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$140,012	$103,211

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$1,527,972	$1,395,612

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$2,070	$—

Dividends declared on common stock, not yet paid	$79,048	$76,547

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

September 30, 2012

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007, and commenced its planned business activities on November 5, 2007, the date of the initial closing of a private issuance of common stock. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“agency securities”). The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of agency securities and derivative instruments.

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, agency securities (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs. The carrying amount of the repurchase agreements are deemed to approximate their fair value since the agreements are based upon a variable rate of interest and are valued using Level 2 inputs. See Note 4 for discussion of the fair value of agency securities and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivatives.

Since inception through September 30, 2012, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing agency securities guaranteed by Fannie Mae and Freddie Mac. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in agency securities representing interests in or obligations backed by pools of single-family mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income. The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Repurchase Agreements

The Company finances the majority of its agency securities purchases using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. None of the Company’s repurchase agreements are accounted for as linked transactions.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $447 and $334 for the three months ended September 30, 2012 and 2011, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $1,301 and $735 for the nine months ended September 30, 2012 and 2011, respectively.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income less preferred stock dividends to arrive at net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the two class method, as described in the ASC Topic on Earnings Per Share, which takes into account certain adjustments related to participating securities. Net income available to holders of common stock after deducting dividends on unvested participating securities if antidilutive, is divided by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options.

Recent Accounting Pronouncements

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s financial statements. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s financial statements.

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

All of the Company’s agency securities and hedging assets and liabilities were valued using Level 2 inputs at September 30, 2012 and December 31, 2011. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Mortgage-backed securities	$26,375,137	$26,375,137	$17,741,873	$17,741,873
Unsettled purchased mortgage backed securities	120,478	120,478	49,630	49,630
Cash and cash equivalents	150,846	150,846	347,045	347,045
Restricted cash	302,180	302,180	237,014	237,014
Accrued interest receivable	80,056	80,056	63,025	63,025
Principal payments receivable	182,195	182,195	105,333	105,333
Debt Security	15,000	13,816	15,000	13,811
Short term investment*	20,132	20,132	20,221	20,221
Forward purchase commitments*	26,843	26,843	6,327	6,327
Liabilities
Repurchase agreements	$23,583,180	$23,583,180	$16,162,375	$16,162,375
Payable for unsettled securities	118,925	118,925	48,999	48,999
Accrued interest payable	4,729	4,729	4,596	4,596
Interest rate hedge liability	273,120	273,120	219,167	219,167

*	These lines are included in Other Assets on the balance sheets

4.	Mortgage-Backed Securities

All of the Company’s agency securities were classified as available-for-sale and, as such, are reported at their estimated fair value. The agency securities market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual agency securities. The Company estimates the fair value of the Company’s agency securities based on a market approach obtaining values for its securities primarily from third-party pricing services and dealer quotes. To ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, the Company regularly reviews the prices obtained and the methods used to derive those prices. The Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors to ensure that estimated fair values are appropriate. The Company reviews the methods and inputs used by providers of pricing data to determine that the fair value of its assets and liabilities are properly classified in the fair value hierarchy.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2012, all of the Company’s agency securities values were based on third-party sources.

The Company’s agency securities portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s agency securities at September 30, 2012.

	Agency Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,098,876	$—	$410,435	$14,509,311
Fixed Rate	2,900,357	—	56,611	$2,956,968

Total Fannie Mae	16,999,233	—	467,046	$17,466,279

Freddie Mac Certificates
ARMS	7,260,695	—	185,794	$7,446,489
Fixed Rate	1,436,190	—	26,179	$1,462,369

Total Freddie Mac	8,696,885	—	211,973	$8,908,858

Total Agency Securities	$25,696,118	$—	$679,019	$26,375,137

The following table presents certain information about the Company’s agency securities at December 31, 2011.

	Agency Securities Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956
Fixed Rate	493,648	(132)	1,076	494,592

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	—	103,540	5,028,978
Fixed Rate	491,289	(6)	2,064	493,347

Total Freddie Mac	5,416,727	(6)	105,604	5,522,325

Total Agency Securities	$17,356,772	$(138)	$385,239	$17,741,873

The components of the carrying value of available-for-sale agency securities at September 30, 2012 and December 31, 2011 are presented below.

	September 30, 2012	December 31, 2011
Principal balance	$24,984,373	$16,938,710
Unamortized premium	711,752	418,071
Unamortized discount	(7)	(9)
Gross unrealized gains	679,019	385,239
Gross unrealized losses	—	(138)

Carrying value/estimated fair value	$26,375,137	$17,741,873

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis. At September 30, 2012, the Company did not have any securities in an unrealized loss position. As of December 31, 2011, the Company had the following securities in a loss position presented below:

	Less than 12 months
	as of December 31, 2011
	Fair Market	Unrealized
	Value	Loss
Fannie Mae Certificates
ARMS	$—	$—
Fixed Rate	210,743	(132)
Freddie Mac Certificates
ARMS	—	—
Fixed Rate	23,012	(6)

Total temporarily impaired securities	$233,755	$(138)

The Company did not make the decision to sell the above securities as of December 31, 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency securities portfolio for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Coupon interest on MBS	$179,202	$140,234	$486,156	$370,967
Net premium amortization	(47,262)	(30,109)	(112,736)	(60,719)

Interest income on MBS, net	$131,940	$110,125	$373,420	$310,248

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

Unsettled Agency Securities Purchases

While most of the Company’s purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the agency securities forward purchase commitments shown as a net asset on the balance sheet as of September 30, 2012.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
September 30, 2012	$1,358,000	$1,409,047	$1,423,058	$1,409,047	$14,011

The following table shows the agency securities forward purchase commitments shown as a net asset on the balance sheet as of December 31, 2011.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
December 31, 2011	$340,000	$348,937	$351,249	$348,937	$2,312

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its agency securities, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”). The Company estimates the fair value of this note to be approximately $13,816 which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At September 30, 2012 and December 31, 2011, the Company had repurchase agreements in place in the amount of $23,583,180 and $16,162,375, respectively, to finance agency securities purchases. At September 30, 2012 and December 31, 2011, the weighted average interest rate on these borrowings was 0.40% and 0.37%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At September 30, 2012 and December 31, 2011, the Company had repurchase agreements outstanding with 24 and 23 counterparties, respectively with a weighted average contractual maturity of 23 days. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$20,060,323	0.40%	$16,162,375	0.37%
30 days to 3 months	3,522,857	0.41	—	—
3 months to 36 months	—	—	—	—

	$23,583,180	0.40%	$16,162,375	0.37%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at September 30, 2012 and December 31, 2011 was $24,933,286 and $17,061,970 respectively.

7.	Derivatives – Interest Rate Swap Agreements

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The Company’s primary source of debt funding is repurchase agreements. Since the interest rates on repurchase agreements usually change on a monthly basis, the Company is exposed to changing interest rates and the cash flows associated with these rates. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows.

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2012 and 2011, these effective hedge losses totaled $51,883 and $150,557, respectively. During the nine months ended September 30, 2012 and 2011, these effective hedge losses totaled $85,842 and $260,244, respectively. Ineffective hedge gains/(losses) are recorded on a current basis in earnings and for the three months ended September 30, 2012 and 2011, the Company recorded $17 and ($130), respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded ($321) and ($515), respectively, of hedge ineffectiveness gains/(losses) in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $120,235 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 34 months. The table below shows the remaining term of the Company’s interest rate swaps as of September 30, 2012.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract

12 months or less	$900,000	7	2.00%
Over 12 months to 24 months	1,600,000	20	1.92%
Over 24 months to 36 months	4,000,000	31	1.70%
Over 36 months to 48 months	2,400,000	42	1.10%
Over 48 months to 60 months	2,000,000	53	0.88%

Total	$10,900,000	34	1.48%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011, respectively.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2012		As of December 31, 2011		As of September 30, 2012		As of December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	—	Interest rate hedge asset	—	Interest rate hedge liability	$273,120	Interest rate hedge liability	$219,167

Forward purchase commitment	Other assets	26,843	Other Assets	6,327	Account payable and other liabilities	—	Account payable and other liabilities	—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended September 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$51,833	Interest Expense	$29,679	Interest Expense	$17

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

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the nine months ended September 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$139,474	Interest Expense	$85,842	Interest Expense	$321

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

	September 30, 2012	December 31, 2011
Beginning balance	($218,451)	($47,676)
Unrealized loss on interest rate swaps	(139,474)	(273,389)
Reclassification of net losses included in income statement	85,842	102,614

Ending balance	$(272,083)	$(218,451)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty. At September 30, 2012, the Company was in compliance with these requirements.

As of September 30, 2012, the fair value of derivatives in a net liability position related to these agreements was $273,120. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2012.

8.	Preferred Stock and Capital Stock

Issuance of Preferred Stock

On August 16, 2012, the Company amended its charter to increase the number of authorized shares of preferred stock, par value $0.001 per share, from 10,000,000 to 25,000,000 shares.

On August 27, 2012, the Company issued 11,500,000 shares (including 1,500,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001 per share and a liquidation preference of $25.00 per share (total liquidation preference of $287,500) plus accrued and unpaid dividends (whether or not declared). Holders of shares of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of 7.625% per year of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.90625 per share). The Company may not redeem the Series A Preferred Stock before August 27, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT and except as described in the Company’s articles supplementary upon the occurrence of a change of control (as defined in the articles supplementary). After August 27, 2017, the shares are redeemable at the Company’s option. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s affairs. Holders of shares of the Series A Preferred stock generally have no voting rights unless dividends are in arrears for six or more consecutive quarters. Through September 30, 2012, the Company has declared and paid all required quarterly dividend on the Series A Preferred Stock.

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

For the three months ended September 30, 2012, the Company issued 595,000 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $17,087. For the nine months ended September 30, 2012, the Company issued 1,713,900 shares of common stock in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $48,357. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares was $268 and $810 for the three and nine months ended September 30, 2012, respectively.

10.	Earnings per Share

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic earnings per share:
Net income	$84,050	$78,892	$242,498	$213,749
Less preferred stock dividends	(2,070)	—	(2,070)	—

Net income available to common shareholders	$81,980	$78,892	$240,428	$213,749

Weighted average shares	98,233,589	75,743,002	91,296,338	70,057,263

Basic earnings per share	$0.83	$1.04	$2.63	$3.05

Diluted earnings per share:
Net income	$84,050	$78,892	$242,498	$213,749
Less preferred stock dividends for antidilutive shares	(2,070)	—	(2,070)	—

Net income available to common shareholders	$81,980	$78,892	$240,428	$213,749

Weighted average shares	98,233,589	75,743,002	91,296,338	70,057,263
Potential dilutive shares from exercise of stock options	—	—	—	—

Diluted weighted average shares	98,233,589	75,743,002	91,296,338	70,057,263

Diluted earnings per share	$0.83	$1.04	$2.63	$3.05

There are not any potentially dilutive shares for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Under the terms of the Management Agreement, the Company reimburses ACA for certain operating expenses of the Company that are borne by ACA. ACA is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount determined as follows:

•	for the Company’s equity up to $250 million, 1.50% (per annum) of equity; plus

•	for the Company’s equity in excess of $250 million and up to $500 million, 1.10% (per annum) of equity; plus

•	for the Company’s equity in excess of $500 million and up to $750 million, 0.80% (per annum) of equity; plus

•	for the Company’s equity in excess of $750 million, 0.50% (per annum) of equity.

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. The following table presents amounts paid for management fee and reimbursable expenses.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Management Fee	$4,557	$3,572	$12,711	$10,195
Reimbursable Expenses	407	—	1,033	—

Total	$4,964	$3,572	$13,744	$10,195

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At September 30, 2012 and December 31, 2011, the Company owed ACA $1,762 and $1,171, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	September 30, 2012	December 31, 2011
Unrealized gain on agency securities, net	$679,019	$385,101
Unrealized gain (loss) on unsettled securities	1,553	631
Unrealized loss on short term investment*	(109)	(287)
Unrealized loss on derivative instruments	(245,239)	(212,123)

Accumulated other comprehensive income	435,224	173,322

*	This line item is included in Other Assets on the Balance Sheet.

The Company records unrealized gains and losses on its agency securities and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at September 30, 2012 and December 31, 2011 was approximately $25,244 and $20,576, respectively.

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

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate any exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging techniques, relying primarily on interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars and swaptions to protect against adverse interest rate movements.

We focus on agency securities consisting of mortgage loans with relatively short effective durations, which we believe limits the impact of changes in interest rates on the market value of our portfolio and on our net interest income. However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

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

Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or LIBOR. The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of September 30, 2012, our portfolio consisted of approximately $27.9 billion in market value of agency securities, consisting of $23.5 billion of adjustable-rate securities and $4.4 billion of fixed rate securities.

The following table represents key data regarding our company since December 31, 2009:

(Dollars in thousands except per share amounts)

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809	$29.60	$0.83
June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91
March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21
December 31, 2009	$7,038,987	$6,346,518	$931,713	36,200	$25.74	$1.28

(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates. Changes in interest rates affect directly our assets coupons and borrowing costs. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such asset coupon rates will reprice more slowly than the corresponding liabilities used to finance those assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally being longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our agency securities will likely increase. If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest income may suffer. The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

Since 2007, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and challenging economic conditions including historically high loan defaults and credit losses, as well as decreased liquidity. Recently, the financial weakness of some of the European Union sovereign nations has renewed concerns of the stability of financial systems worldwide. Further increased volatility and deterioration in the overall financial markets may adversely affect the performance and market value of the agency securities in which we invest. In addition, we rely on the availability of financing to acquire agency securities on a leveraged basis. If market conditions deteriorate further, our lenders may exit the repurchase market, further tighten lending standards, or increase the amount of equity capital (or “haircut”) required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled “Reforming America’s Housing Finance Market” to Congress outlining alternatives for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market. Other industry groups, such as the Mortgage Bankers Association and the National Association Home Builders, have also issued proposals outlining their views of the path for housing reform. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities, as the method of reform is undecided and has not yet been defined by the regulators. Without government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

On October 4, 2012, the Federal Housing Finance Authority (the “FHFA”) released its white paper entitled “Building a New Infrastructure for the Secondary Mortgage Market” (the “FHFA White Paper”). This release follows up on the FHFA’s February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals. The first goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be.

U.S. Treasury and Agency MBS Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve System’s (the “U.S. Federal Reserve”) programs to purchase U.S. Treasury and agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on June 30, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 21, 2011, the U.S. Federal Reserve, in a program dubbed “Operation Twist,” announced that it intended to sell $400 billion shorter term U.S. Treasury securities by the end of June 2012, and reinvest the proceeds to purchase longer term U.S. Treasury securities with a goal of further monetary stimulus as a result of flattening the shape of the U.S. Treasury yield curve. This program is intended to extend the average maturity of the securities in the U.S. Federal Reserve’s portfolio. By reducing the available supply of longer term U.S. Treasury securities in the market, this action should put downward pressure on longer term interest rates, including rates on financial assets that investors consider to be close substitutes for longer term U.S. Treasury securities, like certain types of agency securities. The reduction in longer term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery. In June 2012, the U.S Federal Reserve announced it was adding another $267 billion and extending the duration of the program aimed at lengthening the maturity of its portfolio through the end of 2012 in an effort to put additional downward pressure on long-term interest rates. The U.S. Federal Reserve also reaffirmed its policy to reinvest principal repayments from its holdings of agency securities into agency securities.

In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to improve the employment outlook and increase growth in the U.S. economy. To accomplish this goal, it announced that it would purchase at least $40 billion of agency securities per month, on an “open-ended” timeline, in addition to the reinvestment of the proceeds of principal repayments from its existing MBS holdings. Additionally, it pledged to keep short-term interest rates near zero for an extended period of time, currently estimated by the U.S. Federal Reserve to be at least mid - 2012.

These programs have had many effects on our assets. One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decreased our net interest margin. The unpredictability of these programs has also injected additional volatility into the pricing and availability of our assets. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

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

In September 2011, the Administration announced it was working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At September 30, 2012, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 10.4% of our equity at September 30, 2012. At September 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of Counterparties	Exposure (1)	Exposure as a percentage of equity
England	1	$53,462	1.7%
France	1	48,017	1.5%
Germany	2	123,926	3.9%
Netherlands	1	20,138	0.6%
Scotland	1	30,650	0.9%
Switzerland	1	58,270	1.8%

	7	$334,463	10.4%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30-day LIBOR	U.S. Federal Funds	Two-Year Treasury	10-Year Treasury
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.04%	0.24%	1.88%
September 30, 2011	0.24%	0.06%	0.25%	1.92%
June 30, 2011	0.19%	0.07%	0.46%	3.16%
March 31, 2011	0.24%	0.10%	0.83%	3.47%
December 31, 2010	0.26%	0.13%	0.60%	3.30%
September 30, 2010	0.26%	0.15%	0.43%	2.51%
June 30, 2010	0.35%	0.09%	0.61%	2.93%
March 31, 2010	0.25%	0.09%	1.02%	3.83%
December 31, 2009	0.23%	0.05%	1.14%	3.84%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so. Estimates of repayment rates are critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities. The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the periods presented:

Quarter ended	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One-Month CPR (3)
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
March 31, 2011	5.61%	22.44%	17.5
December 31, 2010	7.81%	31.26%	23.9
September 30, 2010	8.48%	33.91%	25.5
June 30, 2010	11.27%	45.08%	29.1

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Investing the Proceeds of our Offerings

Due to the regulation requiring the distribution of REIT income, our ability to grow our company is based on raising additional equity capital. We have issued both common and preferred equity during 2012. On March 30, 2012, we issued 20,125,000 shares of common stock for net proceeds of $539.4 million. On August 27, 2012, we issued 11,500,000 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for net proceeds of $278.3 million. During 2012, we also issued 1,713,900 shares of common stock under our at-the-market offering programs for net proceeds of $48.4 million.

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

Book Value per Share

As of September 30, 2012, our book value per share of common stock (total shareholders’ equity less aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $29.60, an increase of $2.52, from $27.08 at December 31, 2011. The unrealized gain per share on our agency securities increased and the unrealized loss per share on our interest rate swaps decreased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and mortgage-backed securities are not perfectly correlated, and depend on a variety of market forces. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48
December 31, 2009	$21.28	0.24	5.21	(0.99)	$25.74

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At September 30, 2012 and December 31, 2011, we owned $26.4 billion and $17.7 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of September 30, 2012 and December 31, 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.85 and 102.47, respectively, of face value. As of September 30, 2012 and December 31, 2011, we had approximately $711.7 million and $418.1 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended September 30, 2012, we purchased approximately $5.2 billion of agency securities with a weighted average coupon of 2.40%. During the nine months ended September 30, 2012, we purchased approximately $14.2 billion of agency securities with a weighted average coupon of 2.53%.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at September 30, 2012:

	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,098,876	$—	$410,435	$14,509,311	55.0%
Fixed Rate	2,900,357	—	56,611	$2,956,968	11.2%

Total Fannie Mae	16,999,233	—	467,046	$17,466,279

Freddie Mac Certificates
ARMS	7,260,695	—	185,794	$7,446,489	28.2%
Fixed Rate	1,436,190	—	26,179	$1,462,369	5.6%

Total Freddie Mac	8,696,885	—	211,973	$8,908,858

Total Agency Securities	$25,696,118	$—	$679,019	$26,375,137

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2011:

(Dollars in thousands)	MBS Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$11,446,397	$—	$278,559	$11,724,956	66.1%
Fixed Rate	493,648	(132)	1,076	494,592	2.8%

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMS	4,925,438	$—	103,540	5,028,978	28.3%
Fixed Rate	491,289	(6)	2,064	493,347	2.8%

Total Freddie Mac	5,416,727	(6)	105,604	5,522,325

Total Agency Securities	$17,356,772	$(138)	$385,239	$17,741,873

Adjustable-rate securities

As of September 30, 2012, our investment portfolio consisted of ARM securities as follows:

(Dollars in thousands, except weighted average price amounts)
Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	5.0%	$1,023,762	4.40%	$101.28	$1,036,872	$107.17	$1,097,137
13-24	2.0%	419,020	3.99%	$101.63	425,862	$106.68	447,006
25-36	10.9%	2,252,591	3.83%	$102.32	2,304,796	$105.96	2,386,779
37-48	16.5%	3,445,028	3.13%	$102.43	3,528,608	$105.10	3,620,883
49-60	16.8%	3,508,827	2.70%	$102.82	3,607,928	$105.03	3,685,378
61-72	15.4%	3,193,506	3.32%	$102.51	3,273,586	$106.04	3,386,420
73-84	30.6%	6,366,502	2.57%	$103.26	6,573,917	$105.41	6,710,844
85-96	0.3%	70,091	3.55%	$103.81	72,763	$106.47	74,625
97-108	0.1%	17,793	3.64%	$103.50	18,416	$106.20	18,897
109-120	2.4%	499,404	2.85%	$103.49	516,823	$105.69	527,831

Total ARMS	100.0%	$20,796,524	3.07%	$102.71	$21,359,571	$105.57	$21,955,800

As of December 31, 2011, our investment portfolio consisted of ARM securities as follows:

(Dollars in thousands, except weighted average price amounts)
Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$650,586	4.56%	$101.32	$659,186	$106.25	$691,225
13-24	4.6%	721,594	4.93%	101.30	730,975	106.60	769,239
25-36	5.9%	940,651	3.93%	102.02	959,684	105.55	992,880
37-48	21.9%	3,495,234	3.65%	102.42	3,579,660	104.98	3,669,359
49-60	26.5%	4,253,901	3.06%	102.46	4,358,429	104.36	4,439,416
61-72	12.4%	1,980,929	3.41%	102.83	2,036,946	104.58	2,071,610
73-84	23.7%	3,795,037	3.28%	102.61	3,894,106	104.48	3,965,045
85-96	0.1%	9,330	4.33%	101.83	9,501	105.74	9,866
97-108	0.8%	138,314	3.93%	103.64	143,349	105.05	145,294

Total ARMs	100.0%	$15,985,576	3.49%	$102.42	$16,371,836	$104.81	$16,753,934

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.
(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.
(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(5)	Market price is the dollar amount of market value, per $100 of nominal, or face value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.
(6)	Market value is the total market value for the mortgage security.

As of September 30, 2012 and December 31, 2011, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 58 months and 51 months, respectively after which time the interest rates reset and become adjustable annually. At September 30, 2012, approximately 3.9% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At September 30, 2012, 98.9% of our agency ARMs were still in their initial fixed-rate period and 1.1% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

After the reset date, interest rates on our agency ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT. These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Our agency ARMs typically have a maximum initial one-time adjustment of five percentage points, and the average annual interest rate increase (or decrease) to the interest rates on our agency securities is two percentage points per year. The average lifetime cap on increases (or decreases) to the interest rates on our agency securities is five percentage points from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At September 30, 2012, we owned $4.4 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at September 30, 2012.

	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
155-167	3.8%	$112,552	3.00%	$103.58	$116,579	$106.27	$119,609
168-180	96.2%	4,075,297	2.62%	$103.55	4,219,968	$105.51	4,299,728

	100.0%	$4,187,849	2.63%	$103.55	$4,336,546	$105.53	$4,419,337

The following table details our fixed rate portfolio at December 31, 2011.

	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
168-180	100.0%	$953,134	3.05%	$103.34	$984,936	$103.65	$987,939

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.
(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column have not been adjusted to reflect the purchase price we paid for the face amount of security.
(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.
(5)	Market price is the dollar amount of market value, per $100 of nominal, or face value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.
(6)	Market value is the total market value for the mortgage security.

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBAs, do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase forward for the purposes of holding the securities for investment, we consider all of our agency securities, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2012 and December 31, 2011, we had established 30 and 29 borrowing relationships, respectively, with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at September 30, 2012 and December 31, 2011 of $23.6 billion and $16.2 billion, respectively.

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

As of September 30, 2012, we had entered into 84 interest rate swap agreements with 14 counterparties to hedge a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.9 billion of borrowings under our repurchase agreements. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

Summary Financial Data

(in thousands, except per share amounts)
	Three months ended (unaudited)		Nine months ended (unaudited)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statement of Income Data
MBS Interest income	$131,940	$110,125	$373,420	$310,248
Other Interest income	387	380	1,160	1,051

Total Interest income	132,327	110,505	374,580	311,299
Interest Expense	(52,767)	(40,259)	(140,045)	(102,363)

Net Interest Income	79,560	70,246	234,535	208,936
Gain on sale of mortgage-backed securities	10,534	13,330	25,244	17,735
Operating Expenses	(6,044)	(4,594)	(17,281)	(12,922)

Net Income	84,050	78,982	242,498	213,749
Dividends on Preferred Stock	(2,070)	—	(2,070)	—

Net income available to common shareholders	$81,980	$78,982	$240,428	$213,749

Earnings per share – common stock, basic	$0.83	$1.04	$2.63	$3.05
Earnings per share – common stock, diluted	$0.83	$1.04	$2.63	$3.05
Weighted average shares outstanding	98,234	75,743	91,296	70,057
Cash dividends declared per common share	$0.80	$1.00	$2.60	$3.00
Key Portfolio Statistics*
Average MBS (1)	$24,414,506	$16,192,903	$20,953,733	$14,030,450
Average Repurchase Agreements (2)	$22,541,260	$14,884,196	$19,385,880	$12,820,514
Average Equity (3)	$2,889,126	$2,035,296	$2,589,482	$1,851,482
Average Portfolio Yield (4)	2.16%	2.72%	2.38%	2.95%
Average Cost of Funds (5)	0.94%	1.08%	0.96%	1.06%
Interest Rate Spread (6)	1.22%	1.64%	1.42%	1.89%
Return on Average Equity (7)	11.64%	15.52%	12.49%	15.39%
Average Annual Portfolio Repayment Rate (8)	27.61%	28.55%	26.32%	23.37%
Debt to Equity (at period end) (9)	7.3:1	7.9:1	7.3:1	7.9:1
Debt to Additional Paid in Capital (at period end) (10)	8.5:1	8.4:1	8.5:1	8.4:1

(in thousands, except per share amounts)
	Three months ended (unaudited)		Nine months ended (unaudited)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Selected Balance Sheet Data
Mortgage-backed securities	$26,375,137	$17,614,374	$26,375,137	$17,614,374
Total Assets	27,275,687	18,358,202	27,275,687	18,358,202
Repurchase Agreements	23,583,180	15,886,231	23,583,180	15,886,231
Stockholder’s Equity	3,212,556	2,015,003	3,212,556	2,015,003

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.
(2)	Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.
(3)	Our daily average common shareholders’ equity was calculated by dividing the sum of our daily common shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our interest income on mortgage-backed securities, net of amortization, by our average MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average common equity was calculated by dividing net income by average common equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Three months ended September 30, 2012 and 2011

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended September 30, 2012 was $132.3 million, as compared to $110.5 million for the quarter ended September 30, 2011. The most significant factor in this increase was the larger securities portfolio. Our average agency securities for the quarter ended September 30, 2012 was $24.4 billion as compared to $16.2 billion for the quarter ended September 30, 2011. The changes in our interest income generally is not exactly proportionate to the increase in our average agency securities because the coupon rate on our recent purchases will be at different rates than in the portfolio in the comparable period. Our weighted average coupon at September 30, 2012 was 2.99%, as compared to 3.54% at September 30, 2011, so although the portfolio was approximately 50% larger, our average earning rate was materially less. Since mortgage rates fluctuate, they will increase or decrease our overall average coupon rate as we replace and/or add securities in our portfolio. The difference between our interest income and interest expense is more important than the absolute level of rates.

Our annualized yield on average assets for the quarter ended September 30, 2012 was 2.16% as compared to 2.72% for the quarter ended September 30, 2011. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our yield decreased both due to a lower average coupon rate and owning our assets at a higher premium to par than the previous periods. Our annualized rate of portfolio repayment for the three months ended September 30, 2012 was 27.61%, which was slightly lower than the rate of 28.55% for the three months ended September 30, 2011.

Our interest expense for the quarter ended September 30, 2012 was $52.8 million as compared to $40.3 million for the quarter ended September 30, 2011. Our average borrowings increased from $14.9 billion for the quarter ended September 30, 2011 to $22.5 billion for the quarter ended September 30, 2012, due to the increase in portfolio size. Our annualized weighted average cost of funds, including hedges, was 0.94% for the quarter ended September 30, 2012, as compared to 1.08% for the quarter ended September 30, 2011. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps compared to LIBOR and 3) the total notional amount of the interest rate swaps.

Our net interest income for the quarter ended September 30, 2012 was $79.6 million, and our net interest margin, or “spread”, was 1.22%. For the quarter ended September 30, 2011, our net interest income was $70.2 million and our spread was 1.64%. This decrease in our spread was directly due to our decreased portfolio yield, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $741.5 million of securities in the third quarter of 2012, realizing gains of $10.5 million. We sold $678 million of securities in the third quarter of 2011, realizing gains of $13.3 million.

Our total operating expenses for the quarters ended September 30, 2012 and 2011 were $6.0 million and $4.6 million, respectively. The majority of this increase was due to the increase in the fee we pay our manager. The management fee is based on our equity, which grew significantly from the prior year. This equates to an annualized expense ratio of 84 and 90 basis points, respectively, of average shareholder’s equity for the quarters ended September 30, 2012 and 2011. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offering, kept the ratio modestly flat as compared to a year ago. The scalability of our business model means that growth in assets is not closely correlated to growth in operating expenses.

Our net income available to common shareholders for the quarter ended September 30, 2012 was $82.0 million or $0.83 per weighted average share. This represents an annualized return on average equity of 11.64% for the period. For the quarter ended September 30, 2011, our net income was $79.0 million or $1.04 per weighted average share, and the annualized return on average equity was 15.52%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Nine months ended September 30, 2012 and 2011

In general, most of the items influencing our operating results for the nine month periods ended September 30, 2012 and 2011 were similar to the items affecting the quarterly results described above. For the nine month period ended September 30, 2012, we had interest income of $374.6 million compared to $311.3 million for the same period in 2011. Due to the investment of the proceeds of our common and preferred stock offerings, our portfolio was significantly larger during 2012, as we had average earning assets of $21.0 billion for the nine months ended September 30, 2012 compared to $14.0 billion for the nine months ended September 30, 2011. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 2.95% for the nine months ended September 30, 2011 to 2.38% for the nine months ended September 30, 2012. This was the result of buying lower coupon agency securities with our offering proceeds and replacing repayments of principal on our agency securities. The portfolio prepayment rate increased on an annualized basis, from 23.37% for the first nine months of 2011 to 26.32% for the same period in 2012.

Our interest expense for the nine months ended September 30, 2012 was $140.0 million as compared to $102.4 million for the nine months ended September 30, 2011. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during 2012. Our average cost of funds, including hedges, fell from 1.06% for the nine months ended September 30, 2011 to 0.96% for the same period in 2012. We realized gains on sale of our agency securities of $25.2 million for the nine months ended September 30, 2012 as compared to $17.7 million for the nine months ended September 30, 2011.

Our net interest income for the nine months ended September 30, 2012 was $234.5 million, and our spread was 1.42%. For the nine months ended September 30, 2011, our net interest income was $208.9 million and our spread was 1.89%. We incurred expenses for the nine months ended September 30, 2012 and 2011 of $17.3 million and $12.9 million, respectively. We earned net income available to common shareholders of $240.4 million, or $2.63 per weighted average share for common shareholders, for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, we earned net income of $213.7 million, or $3.05 per weighted average share for common shareholders. Our per share income for the nine months ended September 30, 2012 was lower than the nine months ended September 30, 2011 due mainly to decreasing yield on our securities.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$20,060,323	0.40%	$4,947	$20,065,270
30 days to 3 months	3,522,857	0.41%	1,201	3,524,058
3 months to 36 months	—	—	—	—

	$23,583,180	0.40%	$6,148	$23,589,328

	December 31, 2011
(Dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$16,162,375	0.37%	$3,820	$16,166,195
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$16,162,375	0.37%	$3,820	$16,166,195

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of September 30, 2012.

(Dollars in thousands) Face	Cost	Fair Market Value	Due to Brokers
$1,358,000	$1,409,047	$1,423,058	$1,409,047

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2012. These agreements were for a total notional amount of $10.9 billion, had a weighted average rate of 1.48% and a weighted average term of 34 months.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At September 30, 2012, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 24 of these counterparties.

Liquidity Sources – Repurchase Facilities

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

(Dollars in thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
September 30, 2012	$22,541,260	$23,583,180	$24,299,580	$20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628

As of September 30, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.4% (weighted by borrowing amount). This rate remained constant as lending conditions have been stable. We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets pledged as collateral drops beyond a threshold amount, which is usually between $100,000 and $250,000. This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of September 30, 2012 and December 31, 2011, we had approximately $1.7 billion and $1.1 billion, respectively, in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As discussed above under “ – Market and Interest Rate Trends and the Effect on our Portfolio,” over the last few years the residential mortgage market in the United States has experienced difficult conditions including:

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

As of September 30, 2012, the weighted average haircut under our repurchase facilities was approximately 4.4%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.3:1.

Liquidity Sources – Capital Offerings

In addition to our repurchase borrowings, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity. During the nine months ended September 30, 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from a fully underwritten offering we completed in March and August. In order to assure the continued availability of liquidity from capital offerings, we amended our charter on March 30, 2012, raising the total authorized shares of common stock to 200,000,000, as authorized under Maryland General Corporate Law Section 2-105(a)(13). In addition, we amended the charter again in August 2012, raising the total authorized shares of preferred stock to 25,000,000.

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

During the three months ended September 30, 2012, we issued 595,000 shares of common stock in at-the-market transactions at an average price of $29.17 per share raising net proceeds, after sales commissions and expenses, of approximately $17.1 million. We paid $0.2 million in sales commissions to Cantor and JMP during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we issued 1,713,900 shares of common stock in at-the-market transactions at an average price of $28.69 per share raising net proceeds after sales commissions and expenses of approximately $48.3 million. We paid $0.5 million in sales commissions to Cantor and JMP during the nine months ended September 30, 2012.

On March 30, 2012, we completed a secondary public offering of 20,125,000 shares of common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to us of $26.81 per share, and received net proceeds of approximately $539.4 million after the payment of underwriting discounts and expenses.

On August 27, 2012, we issued 11,500,000 shares of our Series A Preferred Stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price of $25.00 per share and received net proceeds of $278.3 million after the payment of underwriting discounts and expenses.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At September 30, 2012 and December 31, 2011, our total borrowings were approximately $23.6 billion and $16.2 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.3:1 and 7.8:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2012, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $10.9 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(8.45%)	(0.41%)
+ 0.50%	(2.13%)	(0.20%)
- 0.50%	4.30%	(0.04%)
- 1.00%	(6.81%)	0.03%

December 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(10.37%)	(0.40%)
+ 0.50%	(4.76%)	(0.05%)
- 0.50%	(0.27%)	(0.30%)
- 1.00%	(5.91%)	(0.80%)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at September 30, 2012 and December 31, 2011, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of September 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict the impact of “QE3” on the prices and liquidity of agency securities, although the U.S. Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the U.S. Federal Reserve announced a program to purchase agency securities in the open market. The most significant of these programs commenced in January 2009 and was terminated on June 30, 2010. In total, $1.25 trillion of agency securities was purchased. In November 2010, the U.S. Federal Reserve announced another program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to increase growth in the U.S. economy. To accomplish this goal, it announced that it would be buying $40 billion of agency securities per month, as well as continuing to reinvest the proceeds of principal repayments from its agency securities holdings. This program, which is referred to as QE3, is expected to increase the U.S. Federal Reserve’s holdings of longer-term securities by approximately $85 billion each month through the end of 2012.

The U.S. Federal Reserve also announced that it will keep the target range for the U.S. Federal Funds Target Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The U.S. Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the U.S. Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the U.S. Federal Reserve on the prices and liquidity of agency securities, although the U.S. Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the new rules, which became effective on October 12, 2012, funds that are now considered CPOs solely because of their use of swaps must register with the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the aggregate net notional value of our hedging positions would exceed 100 percent of the fair market value of our total assets. Additionally, if we decided in the future to utilize retail foreign exchange transactions for hedging purposes, exemptive relief might limit our ability to enter into such transactions if the initial margin, premiums and security deposit of such transactions would exceed five percent of the fair market value of our total assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our shareholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (including all articles of amendment and articles supplementary)

4.1	Form of Specimen Certificate for the 7.625% Series A Cumulative Redeemable Preferred Stock (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS XBRL	Instance Document (2)

101.SCH XBRL	Taxonomy Extension Schema Document (2)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registration Statement on Form 8-A filed with the SEC on August 23, 2012.
(2)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2012; (v) Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the nine months ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: October 30, 2012	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (including all articles of amendment and articles supplementary)

4.1	Form of Specimen Certificate for the 7.625% Series A Cumulative Redeemable Preferred Stock (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS XBRL	Instance Document (2)

101.SCH XBRL	Taxonomy Extension Schema Document (2)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)

PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registration Statement on Form 8-A filed with the SEC on August 23, 2012.
(2)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2012; (v) Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements (Unaudited) for the nine months ended September 30, 2012.