Form 10-K
period 2012-12-31
Hatteras Financial Corp
filed 2013-02-20
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 001-34030

HATTERAS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	26-1141886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Oakwood Drive, Suite 340 Winston Salem, North Carolina	27103
(Address of principal executive offices)	(Zip Code)

(336) 760-9347

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	New York Stock Exchange
7.625% Series A Cumulative Redeemable Preferred stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,804,927,954 based on the closing price on the New York Stock Exchange as of June 29, 2012.

Number of the registrant’s common stock outstanding as of February 18, 2013: 98,822,654

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2013 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

(2)	the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

(3)	mortgage loan modification programs and future legislative action;

(4)	availability, terms and deployment of capital;

(5)	risks associated with investing in real estate assets, including changes in business conditions and the general economy;

(6)	changes in interest rates, interest rate spreads, the yield curve or prepayment rates and the market value of our agency securities;

(7)	general volatility of the financial markets, including markets for mortgage securities;

(8)	inflation or deflation;

(9)	changes in the prepayment rates on the mortgage loans securing our agency securities;

(10)	availability of suitable investment opportunities;

(11)	the degree and nature of our competition, including competition for agency securities from the U.S. Department of the Treasury (the “U.S. Treasury”);

(12)	changes in our business and investment strategy;

(13)	changes in our investment financing and hedging strategy;

(14)	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements;

(15)	the liquidity of our portfolio of agency securities;

(16)	unanticipated changes in our industry, the credit markets, the general economy or the real estate market;

(17)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate its management relationship with us;

(18)	the existence of conflicts of interest in our relationship with our manager and certain of our directors and our officers, which could result in decisions that are not in the best interest of our shareholders;

(19)	changes in personnel at our manager or the availability of qualified personnel at our manager;

(20)	limitations imposed on our business by our status as a real estate investment trust (“REIT”) for federal income tax purposes;

(21)	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

(22)	changes in generally accepted accounting principles (“GAAP”), including interpretations thereof; and

(23)	changes in applicable laws and regulations.

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

Our Borrowings

We borrow against our agency securities using repurchase agreements. Our borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer term borrowing agreements to more closely match the rate adjustment period of our securities. We intend that our borrowings will generally be between six and 12 times the amount of our shareholders’ equity. The level of our borrowings may vary periodically above or below this range depending on market conditions.

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and shareholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to mitigate the differences between the interest rate adjustments on our assets and borrowings as well as the risk of adverse changes in interest rates on the value of our assets. These techniques primarily consist of entering into interest rate swap agreements and may also include entering into interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. We record our derivative and hedge transactions in accordance with GAAP. If we fail to qualify for hedge accounting treatment as prescribed by this accounting standard, our operating results may suffer because losses on the derivatives we enter into may not be offset by a changes in the cash flows or fair value of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;

•	manage cash flows so as to provide for regular quarterly distributions to our shareholders;

•	manage financing risks;

•	mitigate the fluctuations in the market value of our securities due to changing interest rates;

•	reduce the impact that changing interest rates have on our net interest income;

•	maintain our qualification as a REIT; and

•	comply with available exemptions from regulation as an investment company under the Investment Company Act.

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

Our Manager

We believe our relationship with our manager, Atlantic Capital Advisors LLC, enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively. We believe that our manager’s expertise in mortgage REIT operations, agency securities, and the mortgage-backed securities (“MBS”) and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our shareholders.

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

Atlantic Capital Advisors LLC manages both our company and ACM Financial Trust (“ACM”), a privately-held mortgage REIT founded in 1998. Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM. Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele, co-chief investment officer William H. Gibbs, Jr., and co-chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM. As of December 31, 2012, ACM owned approximately $ 1.7 billion in agency securities. We do not own any interest in ACM.

The Management Agreement

On February 23, 2012, we entered into a new management agreement with our manager, Atlantic Capital Advisors LLC (“ACA”). The new management agreement replaced the 2007 management agreement entered into at the time of our initial capitalization as a private company and before our initial public offering in 2008. The management agreement requires our manager to manage our business affairs in conformity with policies and investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors. Our manager is subject to the direction and oversight of our board of directors. Our manager is responsible for (1) the identification, selection, purchase and sale of our portfolio investments, (2) our financing and risk management activities, and (3) providing us with investment advisory services. In addition, our manager is responsible for our day-to-day operations.

The initial term of the management agreement expires on February 23, 2015. Under the terms of the agreement, it will automatically renew for an additional one year term on February 23 of each year thereafter unless terminated or otherwise renegotiated.

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

For purposes of calculating the management fee, we define equity as the value, computed in accordance with GAAP, of our shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. Under the terms of the management agreement, we also reimburse ACA for certain of our operating expenses that are borne by ACA.

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

Employees

We are managed by Atlantic Capital Advisors LLC pursuant to the management agreement between our manager and us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our manager has 13 employees.

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

Our success depends to a significant degree upon the contributions of Messrs. Michael and Benjamin Hough and Messrs. Steele, Gibbs and Boos, whose continued service is not guaranteed, and each of whom would be difficult to replace. Because these key personnel collectively have a substantial amount of experience in the fixed income markets and prior experience managing a mortgage REIT, we depend on their experience and expertise to manage our day-to-day operations and our strategic business direction. In addition, many of these individuals have strong industry reputations, which aid us in identifying and financing investment opportunities. The loss of the services of these key personnel could diminish our relationships with lenders, and industry personnel and harm our business and our prospects. We cannot assure you that these individuals can be replaced with equally skilled and experienced professionals.

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager. Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours. Furthermore, three of our executive officers, Messrs. Michael and Benjamin Hough and Mr. Gibbs are also executive officers and directors of ACM. Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM. Mr. Boos serves as our co-chief investment officer and also as chief investment strategist of ACM. Our executive officers, who as of December 31, 2012, collectively and beneficially owned approximately 0.7% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM. Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM. Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable. In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate. However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other. Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us. Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

Our board of directors has adopted a policy that currently limits our investments to agency securities. Due to changes in market conditions, subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors and without shareholder approval, may vary our investment strategy, our financing strategy or our hedging strategy at any time. Our board of directors could change our investment policies to permit us to invest in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs. If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

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

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into federal conservatorship which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac, support availability of mortgage financing and protect taxpayers. Appointing FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the government-sponsored entities without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and agency securities issued or guaranteed by Fannie Mae and Freddie Mac.

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

The downgrade of the U.S. government’s or certain European countries’ credit ratings, any future downgrades of the U.S. government’s or certain European countries’ credit ratings and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Some economists predict the U.S. economy could fall into recession if the U.S. government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months. In January 2013, the U.S. government adopted legislation to suspend the debt ceiling for three months. Further, Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. If the U.S.‘s credit rating were downgraded it would likely impact the credit risk associated with agency securities in our portfolio. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Therefore, the recent downgrade of the U.S. government’s credit rating and the credit ratings of certain European countries and any future downgrades of the U.S. government’s credit rating or the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that the actions taken by the U.S. Government for the purpose of stabilizing or reforming the financial markets, or market response to those actions, will achieve the intended effect or benefit our business, and may adversely affect us.

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

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act ( the “Dodd-Frank Act”), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve System (the “U.S. Federal Reserve”) to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which may have an adverse effect on our business.

In addition, U.S. Government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less.

In December 2012, in an effort to keep long-term interest rates at low levels, the U.S. Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. This new U.S. Treasury securities purchase program replaces “Operation Twist,” which expired in December 2012. On January 30, 2013, the U.S. Federal Reserve affirmed its intention to continue this policy. The effect of Operation Twist or the securities purchase program that replaced it could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, these securities purchase programs and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

There is no certainty as to what effect “QE3” and other recently announced governmental actions might have in the future on the prices and liquidity of agency securities.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing (“QE3”), which is an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of agency securities per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the U.S. Federal Reserve’s holdings of securities, which is known as “Operation Twist” and described below, and reinvest principal and interest payments from the U.S. Federal Reserve’s holdings of agency debt and agency securities into agency securities, QE3 was expected to increase the U.S. Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012.

The U.S. Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The U.S. Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. While the U.S. Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, the U.S. Federal Reserve action may increase the prices of our target assets and reduce the spread on our investments.

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

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our shareholders

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

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

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-

rate securities. In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by primarily using third-party pricing services and broker-dealer quotes. The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors. Traders at broker-dealers function as market-makers for these securities, and these brokers have a direct view of the trading activity. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by accounting rules to reduce the value of one or more agency securities on our balance sheet, then our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

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

Because we acquire agency securities that are backed by hybrid ARMs and fixed-rate securities, an increase in interest rates may adversely affect our profitability.

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

Pools of mortgage loans underlie the agency securities that we acquire. We will generally receive principal distributions from the principal payments that are made on these underlying mortgage loans. When borrowers repay their mortgage loans faster than expected, this results in prepayments to us that are faster than expected on the related agency securities. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Furthermore, both HARP and QE3 could cause an increase in prepayment rates. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

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

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the new rules, which became effective on October 12, 2012, funds that are now considered CPOs solely because of their use of swaps must register with the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the no-action letter described above. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

We generally borrow between eight and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount. As of December 31, 2012, our borrowings were approximately $22.9 billion, and our debt-to-shareholders’ equity ratio was approximately 7.4:1. To the extent we exceed a debt-to-shareholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe. We incur leverage by borrowing against our agency securities. Incurring debt subjects us to many risks, including the risks that:

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2012, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

As of December 31, 2012, the weighted average margin requirement under all our repurchase agreements was approximately 4.34% (weighted by borrowing amount).

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

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year. The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut. If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion regarding risks related to exposure to European financial institution counterparties in light of recent market conditions. We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our shareholders.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2012. These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

Subject to the rights of holders of our 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) to approve the classification or issuance of any class or series of stock ranking senior to our Series A Preferred Stock, our charter permits our board of directors to issue shares of preferred stock, issuable in one or more classes or series. We may issue a class of preferred stock to individual investors in order to comply with the various REIT requirements. Our charter further permits our board of directors to amend our charter to increase or decrease the aggregate number of shares of our authorized stock or the number of shares of stock of any class or series without shareholder approval. Subject to the rights of holders of Series A Preferred Stock discussed above, our board of directors may also classify or reclassify any unissued shares of preferred or common stock and establish the preferences and rights (including the right to vote, participate in earnings and to convert into shares of our common stock) of any such shares of stock, which rights may be superior to those of shares of our common stock. Thus, our board of directors could authorize the issuance of shares of preferred or common stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the outstanding shares of our common stock might receive a premium for their shares over the then current market price of our common stock. Furthermore, to the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending on the terms and pricing of any additional offerings, you may also experience dilution in the book value and fair value of your shares.

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined by the Code to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our charter generally prohibits direct or indirect ownership by any person of either (1) more than the aggregate stock ownership limit or (2) more than the common stock ownership limit. In addition, the articles supplementary for our Series A Preferred Stock provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series A Preferred Stock. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limits. Any transfer of shares of our stock that would violate the ownership limits will result in the shares that would otherwise be held in violation of the ownership limits being designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limits could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limit provisions also may make our shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of either (1) more than 9.8% of the number or value of our outstanding shares of common stock or Series A Preferred Stock or (2) more than 9.8% of the number or value of our outstanding shares of all classes.

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

Our common stock is ranked junior to our Series A Preferred Stock. Our outstanding Series A Preferred Stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our shareholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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

The failure of agency securities subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

We have entered and intend to continue to enter into repurchase agreements under which we will nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the agency securities that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we do not own the agency securities during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to maintain our qualification as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

We do not own any properties. Our executive and administrative office is located at 110 Oakwood Drive, Suite 340, Winston-Salem, NC 27103 and we have one satellite office in Columbia, Maryland. As part of our management agreement, our manager is responsible for providing the office space required in rendering services to us, and accordingly, direct rent responsibilities belong to our manager.

Item 3.	Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2011	30.99	27.88
Quarter ended June 30, 2011	29.39	27.12
Quarter ended September 30, 2011	29.26	23.80
Quarter ended December 31, 2011	27.31	22.33
Quarter ended March 31, 2012	29.00	26.24
Quarter ended June 30, 2012	29.54	27.88
Quarter ended September 30, 2012	29.68	27.87
Quarter ended December 31, 2012	28.15	24.40

The per-share closing price for our common stock, as reported by the NYSE on February 15, 2013, was $26.97.

Holders of Our Common Stock

As of February 15, 2013, there were approximately 28 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. For 2012, we paid $3.30 per share of common stock in dividends. Of the $3.30, 97.0415% represented ordinary income, 2.9585% represented long-term capital gain, and 0.0% represented return of capital for tax purposes. For 2011, we paid $3.90 per share of common stock in dividends. Of the $3.90, 97.6003% represented ordinary income, 2.3997% represented long-term capital gain, and 0.0% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
Quarter ended March 31, 2011	$1.00
Quarter ended June 30, 2011	$1.00
Quarter ended September 30, 2011	$1.00
Quarter ended December 31, 2011	$0.90
Quarter ended March 31, 2012	$0.90
Quarter ended June 30, 2012	$0.90
Quarter ended September 30, 2012	$0.80
Quarter ended December 31, 2012	$0.70

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from April 30, 2008 to the NYSE closing price per share on December 31, 2012 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on April 30, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

	Period Ending
Index	04/30/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Hatteras Financial Corp.	100.00	118.56	146.33	184.95	185.46	196.42
S&P 500	100.00	66.34	83.90	96.54	98.58	114.35
NAREIT Mortgage REIT	100.00	79.86	99.53	122.01	119.07	142.75

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.

(in thousands, except per share amounts)
	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Statement of Income Data
Interest income on mortgage-backed securities	$504,800	$424,713	$263,751	$282,344	$196,322

Interest income on short-term cash investments	1,508	1,407	1,265	771	2,050

Interest Expense	(197,064)	(144,662)	(95,923)	(96,267)	(104,481)

Net Interest Income	309,244	281,458	169,093	186,848	93,891

Operating Expenses	(24,346)	(17,661)	(13,144)	(12,448)	(8,714)

Gain on sale of mortgage-backed securities	64,347	20,576	13,551	—	—

Provision for claim receivable	—	—	—	—	(6,048)

Net Income	$349,245	$284,373	$169,500	$174,400	$79,129
Dividends on Preferred Stock	(7,551)	—	—	—	—

Net income available to common shareholders	$341,694	$284,373	$169,500	$174,400	$79,129

Earnings per share - common stock, basic	$3.67	$3.97	$4.30	$4.82	$3.48

Earnings per share - common stock, diluted	$3.67	$3.97	$4.30	$4.82	$3.48

Weighted average shares outstanding	93,185,520	71,708,058	39,454,362	36,195,840	22,758,525

Distributions per common share	$3.30	$3.90	$4.40	$4.50	$3.49

Key Portfolio Statistics*
Average MBS (1)	$22,167,760	$14,932,378	$7,052,063	$6,088,084	$3,877,007
Average Repurchase Agreements (2)	$20,468,353	$13,692,704	$6,488,678	$5,555,212	$3,524,028
Average Equity (3)	$2,732,423	$1,899,211	$1,019,200	$875,914	$465,966
Average Portfolio Yield (4)	2.28%	2.84%	3.74%	4.64%	5.06%
Average Cost of Funds (5)	0.96%	1.06%	1.48%	1.73%	2.96%
Interest Rate Spread (6)	1.32%	1.78%	2.26%	2.91%	2.10%
Return on Average Common Equity (7)	12.96%	14.97%	16.63%	19.91%	16.98%
Average Annual Portfolio Repayment Rate (8)	26.39%	24.54%	36.27%	19.79%	10.04%
Debt to Equity (at period end) (9)	7.4:1	7.8:1	7.6:1	6.8:1	6.1:1
Debt to Capital (at period end) (10)	8.2:1	8.5:1	8.3:1	8.2:1	5.9:1

Selected Balance Sheet Data
Mortgage-backed securities	$23,919,251	$17,741,873	$9,587,216	$6,992,771	$5,107,074
Total Assets	26,404,118	18,586,719	10,006,979	7,416,402	5,460,326
Repurchase Agreements	26,866,429	16,162,375	8,681,060	6,046,518	4,119,435
Long Term Repurchase Agreements	—	—	—	300,000	400,000
Shareholder’s Equity	3,072,864	2,080,188	1,145,484	931,713	736,287

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
(1)	Our daily average investment in agency securities was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average common shareholders’ equity was calculated by dividing the sum of our daily common shareholders’ equity during the period by the number of days in the period.
(4)	Our average portfolio yield was calculated by dividing our interest income on MBS, net of amortization, by our average MBS.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on average common equity was calculated by dividing net income by average common equity.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table represents key data regarding our company since the quarter ending March 31, 2010:

(in thousands except per share amounts)						Quarterly Weighted
		Repurchase		Shares	Book Value	Average Earnings
As of	Agency Securities (1)	Agreements	Equity	Outstanding	Per Share	Per Share
December 31, 2012	$24,648,140	$22,866,429	$3,072,864	98,822	$28.19	$1.02
September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809	$29.60	$0.83
June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91
March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21

(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

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

For a discussion of additional risks relating to our business see Item 1A—“Risk Factors”.

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

Developments at Fannie Mae and Freddie Mac

Payments on the agency securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying agency securities, agency securities historically have had high stability in value and have been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac at the time generally increased credit spreads and decreased price stability of agency securities. In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of MBS, significant equity infusions into banks and aggressive monetary policy.

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

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market. On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less. In December 2012, in an effort to keep long-term interest rates at low levels, the U.S. Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. This new U.S. Treasury securities purchase program replaces “Operation Twist,” which expired in December 2012. On January 30, 2013, the U.S. Federal Reserve affirmed its intention to continue this policy. By reducing the available supply of longer term U.S. Treasury securities in the market, these actions should put downward pressure on longer term interest rates, including rates on financial assets that investors consider to be close substitutes for longer term U.S. Treasury securities, like certain types of agency securities. The reduction in longer term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery.

In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to improve the employment outlook and increase growth in the U.S. economy. To accomplish this goal, it announced that it would purchase at least $40 billion of agency securities per month on an “open-ended” timeline, in addition to the reinvestment of the proceeds of principal repayments from its existing MBS holdings. Additionally, it pledged to keep short-term interest rates near zero for an extended period of time, currently estimated by the U.S. Federal Reserve to be at least mid-2015.

These programs have had many effects on our assets. One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin. The unpredictability of these programs has also injected additional volatility into the pricing and availability of our assets. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

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

Exposure to European Financial Counterparties

We have no direct exposure to any European sovereign credit. We do finance the acquisition of our agency securities with repurchase agreements, some of which are provided by European banks. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3%-6% of the amount borrowed. While repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At December 31, 2012, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 8.2% of our equity at December 31, 2012. At December 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of Counterparties	Exposure (1)	Exposure as a percentage of equity
England	1	$43,424	1.4%
France	1	42,898	1.4%
Germany	2	49,107	1.6%
Netherlands	1	36,630	1.2%
Scotland	1	23,615	0.8%
Switzerland	1	55,807	1.8%

	7	$251,481	8.2%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30-day LIBOR	Fed Funds	Two Year Treasury	10 Year Treasury
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.25%	0.24%	1.88%
September 30, 2011	0.24%	0.25%	0.25%	1.92%
June 30, 2011	0.19%	0.25%	0.46%	3.16%
March 31, 2011	0.24%	0.25%	0.83%	3.47%
December 31, 2010	0.26%	0.25%	0.60%	3.30%
September 30, 2010	0.26%	0.25%	0.43%	2.51%
June 30, 2010	0.35%	0.25%	0.61%	2.93%
March 31, 2010	0.25%	0.25%	1.02%	3.83%

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

Quarter ended	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One-Month CPR (3)
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
March 31, 2011	5.61%	22.44%	17.5
December 31, 2010	7.81%	31.26%	23.9
September 30, 2010	8.48%	33.91%	25.5
June 30, 2010	11.27%	45.08%	29.1

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007. The following is a summary of our common stock transactions:

(Dollars in thousands except per share amounts)

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share		Net Proceeds (1)
March 30, 2012	20,125,000	$26.81	(2)	$539,327
March 18, 2011	16,675,000	$28.50		$468,765
January 5, 2011	11,500,000	$28.75		$325,707
September 21, 2010	7,475,000	$28.75		$205,642
December 15, 2008	9,409,090	$22.00		$196,463
April 30, 2008 (IPO)	11,500,000	$24.00		$255,440
February 5, 2008	6,900,000	$24.00		$158,743
November 5, 2007	8,203,937	$20.00		$157,054

(1)	After deducting underwriting costs and other fees and costs associates with issuance.
(2)	Net price received by the company for shares of stock sold.

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

We have issued both common and preferred equity during 2012. On March 30, 2012, we issued 20,125,000 shares of common stock for net proceeds of approximately $539.3 million. During 2012, we also issued 1,713,900 shares of common stock under our at-the-market offering programs for net proceeds of approximately $48.3 million.

On August 27, 2012, we issued 11,500,000 shares of our Series A Preferred Stock for net proceeds of approximately $278.3 million. This was our first preferred stock offering.

Book Value per Share

As of December 31, 2012, our book value per share of common stock (total shareholders’ equity plus the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $28.19, an increase of $1.11, from $27.08 at December 31, 2011. A portion of this increase, $0.44 was the result of our additional offerings of common stock at prices that were higher than our book value at the time. The decrease in the value of our liabilities contributed $0.39 of the increase. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and MBS are not perfectly correlated, and depend on a variety of market forces. Undistributed earnings contributed the remaining portion of our book value gain. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19
September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48

Investments

Agency Securities

We invest in both adjustable and fixed-rate agency securities. At December 31, 2012 and 2011, we owned $23.9 billion and $17.7 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of December 31, 2012 and 2011, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.85 and 102.47, respectively, of face value. As of December 31, 2012 and 2011, we had approximately $648.2 million and $418.1 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the year ended December 31, 2012, we purchased approximately $16.1 billion of agency securities with a weighted average coupon of 2.48%. During the year ended December 31, 2011, we purchased approximately $9.8 billion of agency securities with a weighted average coupon of 3.18%

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2012:

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939	60.3%
Fixed Rate	743,299		9,296	752,595	3.1%

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723	33.4%
Fixed Rate	744,720	—	11,274	755,994	3.2%

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$11,446,397	$—	$278,559	$11,724,956	66.1%
Fixed Rate	493,648	(132)	1,076	494,592	2.8%

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMs	4,925,438	$—	103,540	5,028,978	28.3%
Fixed Rate	491,289	(6)	2,064	493,347	2.8%

Total Freddie Mac	5,416,727	(6)	105,604	5,522,325

Total Agency Securities	$17,356,772	$(138)	$385,239	$17,741,873

Adjustable-rate securities

As of December 31, 2012 our investment portfolio consisted of ARM securities as follows:

(dollars in thousands) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$856,698	4.03%	$101.24	$867,348	$106.79	$914,832
13-24	4.3%	911,412	3.88%	$102.28	932,202	$106.08	966,854
25-36	10.2%	2,155,206	3.60%	$102.27	2,204,154	$105.55	2,274,763
37-48	14.3%	3,059,130	3.06%	$102.38	3,132,043	$104.84	3,207,245
49-60	16.1%	3,450,959	2.76%	$102.82	3,548,369	$104.81	3,616,891
61-72	13.5%	2,868,337	3.26%	$102.55	2,941,356	$105.54	3,027,295
73-84	33.9%	7,276,854	2.44%	$103.37	7,522,264	$104.54	7,607,359
85-96	0.6%	126,924	3.08%	$103.47	131,327	$105.17	133,487
97-108	—	—	—	$—	—	$—	—
109-120	2.9%	610,509	2.81%	$103.53	632,087	$105.00	641,013
121-140	0.1%	19,995	2.69%	$103.72	20,739	$104.65	20,923

	100.0%	$21,336,024	2.95%	$102.79	$21,931,889	$105.04	$22,410,662

As of December 31, 2011, our investment portfolio consisted of ARM securities as follows:

(dollars in thousands) Months to Reset	% of Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.0%	$650,586	4.56%	$101.32	$659,186	$106.25	$691,225
13-24	4.6%	721,594	4.93%	101.30	730,975	106.60	769,239
25-36	5.9%	940,651	3.93%	102.02	959,684	105.55	992,880
37-48	21.9%	3,495,234	3.65%	102.42	3,579,660	104.98	3,669,359
49-60	26.5%	4,253,901	3.06%	102.46	4,358,429	104.36	4,439,416
61-72	12.4%	1,980,929	3.41%	102.83	2,036,946	104.58	2,071,610
73-84	23.7%	3,795,037	3.28%	102.61	3,894,106	104.48	3,965,045
85-96	0.1%	9,330	4.33%	101.83	9,501	105.74	9,866
97-108	0.9%	138,314	3.93%	103.64	143,349	105.05	145,294

Total MBS	100.0%	$15,985,576	3.49%	$102.42	$16,371,836	$104.81	$16,753,934

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

As of December 31, 2012, excluding any fixed-rate securities, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 59 months after which time the interest rates reset and become adjustable annually. At December 31, 2012, 98.4% of our agency ARMs were still in their initial fixed-rate period, and approximately 2.5% of our agency securities will reach the end of their initial fixed-rate period in the next 12 months. The balance of our agency ARMs, have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At December 31, 2012, we owned $1.5 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at December 31, 2012.

	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
155-167	6.8%	$95,979	3.00%	$103.36	$99,201	$106.44	$102,158
168-180	93.2%	1,339,726	2.60%	$103.66	1,388,818	$104.98	1,406,431

Total Fixed Rate	100.0%	$1,435,705	2.62%	$103.64	$1,488,019	$105.08	$1,508,589

The following table details our fixed rate portfolio at December 31, 2011.

	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
168-180	100.0%	$953,134	3.05%	$103.34	$984,936	$103.65	$987,939

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

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2012, we had established 30 borrowing relationships, respectively with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at December 31, 2012 of $22.9 billion.

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

As of December 31, 2012, we had entered into 82 interest rate swap agreements with 14 counterparties to hedge a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.7 billion of borrowings under our repurchase agreements. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

Results of Operations

2012 Compared to 2011

Our net income available to common shareholders for the year ended December 31, 2012 was $341.7 million, or $3.67 per weighted average share, a decrease of $0.30 per share from earnings for the year ended December 31, 2011 of $284.4 million or $3.97 per weighted average share. In general, the increase in the gross net income number was a result having a larger investment portfolio. We increased our equity significantly by issuing additional common stock in March 2012 and issuing preferred stock in August 2012. In general this discussion will not comment on the increase in gross numbers as this was primarily a function of our increase in equity.

To understand the decrease on a per share basis requires a deeper look into the components of our business model. Two of the main drivers of earnings in an interest rate sensitive business are 1) the interest rate cycle and 2) the steepness of the yield curve. Generally, as the falling interest rate part of the cycle comes to an end, the difference between the amount we earn on our assets and pay on our liabilities, or net interest spread, experiences compression. While there is a wide range of reasons and timing aspects, this trend is reflective of the yield curve in general. Often at the same time, this compression is exacerbated by an increased rate of homeowner refinancing, or prepayments, which occurs as mortgage rates fall. Prepayment rates trended higher during 2012 due to interest rates remaining at historic lows, the flattening of the yield curve, and continued actions by the U.S. Federal Reserve and U.S. Treasury to make refinancing a mortgage economically attractive. In our portfolio, higher prepayments contributed in three ways to lower interest income: (1) higher premium amortization expense and lower asset yields; (2) lower average earning assets; and (3) lower weighted average coupon as new investments were at lower coupons.

While the relative difference between our interest income and interest expense is more important to our net income than the absolute level of rates, the yield on our assets is significantly affected by the coupon rate. Because of lower overall mortgage rates, our weighted average coupon at December 31, 2012 was 2.93%, a 0.53% decrease from December 31, 2011, when our assets had a weighted average coupon of 3.46%. These coupon rates declined throughout 2012 primarily due to continued economic weakness, further declines in the U.S. housing market, and continued pressure on mortgage rates from U.S. government policy. This resulted in our asset purchases being on average at lower interest rates. Spread compression is a normal part of an interest rate cycle, the affects of which become more pronounced the longer that rates stay low and stable.

Our net interest income for the year ended December 31, 2012 was $309.2 million, an increase compared to the year ended December 31, 2011 amount of $281.5 million. In 2012, our portfolio had an average yield of 2.28% and a cost of funds (including hedges) of 0.96%. This resulted in a net interest margin (or spread) of 1.32% for the year ended December 31, 2012. For the year ended December 31, 2011, our portfolio had a yield of 2.84% and a cost of funds of 1.06%, generating a net interest rate spread of 1.78%.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. The percentage rate of our portfolio repayment for the year ended December 31, 2012 was 26.39% as compared to 24.54% for the year ended December 31, 2011. While this rate of repayment was higher than in 2011, it was in line with our expectations based on current market conditions. At December 31, 2012, our portfolio had an average dollar price of $102.85 per $100 of face value. Keeping the price of our portfolio close to par helps us predict and manage the costs associated with the repayment speeds of our assets, as changes in repayments speeds have a lesser affect on income than a portfolio with a higher premium price.

Our weighted average cost of funds (not including hedges) for the year ended December 31, 2012 was 0.39%, increasing from 0.29% for the year ended December 31, 2011. While our repurchase agreement rates are often similar to, and move in connection with, the corresponding LIBOR, that was not the case for 2012. LIBOR stayed consistently low throughout 2012, ending 2012 at 0.21% while our repurchase agreement rates rose. In 2012, we incurred expense related to our interest rate hedges of $117.3 million, as compared to $105.1 million for the year ended December 31, 2011. We increased our total notional interest rate swap amount from $7.3 billion at December 31, 2011 to $10.7 billion at December 31, 2012. The additional capital raises during the year allowed us to increase the notional amount of our interest rate swaps, lower our average swap interest rate while maintaining the percentage of assets hedge in a similar range with prior year. The overall rate on our hedges resulted in an average cost of funds for the year ended December 31, 2012 of 0.96%, down from 1.06% for the year ended December 31, 2011. We ended 2012 with a total $10.7 billion of interest rate swap contracts with a weighted average rate of 1.47% and weighted average remaining term of 31 months.

We sold some of our agency securities in 2012 as part of normal adjustments to our portfolio. Although we typically buy and hold our securities, as conditions change in any year we may choose to dispose of certain securities. For example, we may dispose of a security if it falls outside of our current desired asset mix or we believe it to be at an increased risk of prepayment. We may also sell securities as part of a broader strategy move to be more defensive in managing the portfolio as market conditions change. In 2012, we disposed of $5.8 billion face value of agency securities for a net gain of $64.3 million. In 2011, we disposed of $1.6 billion face value of agency securities for a net gain of $ 20.6 million.

Our total operating expenses increased for the year ended December 31, 2012 compared to the year ended December 31, 2011. However, when measured as a percentage of average equity, they decreased meaningfully. Total operating expenses were $24.3 million which represented 89 basis points on average daily equity for the year ended December 31, 2012. The year ended December 31, 2011 total expenses were $17.7 million which represented 93 basis points on average equity for the year. The main component of our operating expense is our management fee, which is paid according to the management agreement and is based on total equity excluding unrealized gains and losses. This comprised $17.4 million of the total expenses. The remaining expenses are share based compensation of $1.9 million, which represents the amortization of stock awards to certain officers and directors, and general and administrative expenses of $5.0 million, which includes liability insurance, auditing fees, exchange fees, and other administrative costs.

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

Prepayment rates trended higher during 2011 due to falling interest rates, a flatter yield curve, and continued actions by the U.S. Federal Reserve and U.S. Treasury to make refinancing a mortgage economically attractive. In our portfolio, higher prepayments contributed in three ways to lower interest income: (1) higher premium amortization expense and lower asset yields; (2) lower average earning assets; and (3) lower weighted average coupon as new investments were at lower coupons.

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

We sold some of our agency securities in 2011 as part of normal adjustments to our portfolio. Although we typically buy and hold our securities, as conditions change in any year we may choose to dispose of certain securities. For example, we may dispose of a security if it falls outside of our current desired asset mix or we believe it to be at an increased risk of prepayment. In 2011, we disposed of $1.6 billion face value of agency securities for a net gain of $20.6 million. In 2010, we disposed of $540 million face value of agency securities for a gain of $ 13.6 million.

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

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2012 and December 31, 2011 (dollar amounts in thousands):

	December 31, 2012
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$20,500,568	0.47%	$5,855	$20,506,423
30 days to 3 months	2,365,861	0.48%	940	2,366,801
3 months to 36 months	—	—	—	—

	$22,866,429	0.47%	$6,795	$22,873,224

	December 31, 2011
(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$16,162,375	0.37%	$3,820	$16,166,195
30 days to 3 months	—	—	—	—
3 months to 36 months	—	—	—	—

	$16,162,375	0.37%	$3,820	$16,166,195

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments shown as a net liability on the balance sheet as of December 31, 2012.

Face	Cost	Fair Market Value	Due to Brokers
$565,000	$585,100	$587,247	$585,100

We had contractual commitments under interest rate swap agreements as of December 31, 2012. These agreements were for a total notional amount of $10.7 billion, had an average rate of 1.47% and a weighted average term of 31 months.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At December 31, 2012, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 24 of these counterparties.

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

The table below sets forth the average amount of repurchase agreements outstanding during each quarter and the amount of these repurchase agreements outstanding as of the end of each quarter for the last three years. The amounts at a period end can be both above and below the average amounts for the quarter. We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end. These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
December 31, 2012	$23,692,240	$22,866,429	$24,396,444	$22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628

As of December 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.3% (weighted by borrowing amount). As of December 31, 2011, our weighted average haircut was 4.4%. This rate remained constant as lending conditions have been stable.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of December 31, 2012 and 2011, we had approximately $1.8 billion and $1.1 billion, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of December 31, 2012, the weighted average haircut under our repurchase facilities was approximately 4.3%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.4:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on primary securities offerings as a source of both short-term and long-term liquidity. During the year ended December 31, 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from fully underwritten offerings we completed in March and August. In order to assure the continued availability of liquidity from capital offerings, we amended our charter on March 30, 2012, raising the total authorized shares of common stock to 200,000,000, as authorized under Maryland General Corporate Law Section 2-105(a)(13). In addition, we amended the charter again in August 2012, raising the total authorized shares of preferred stock to 25,000,000.

At The Market Offerings

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

For the year ended December 31, 2012, we issued 1,713,900 shares of common stock in at-the-market transactions at an average price of $28.69 per share raising net proceeds after sales commissions and expenses of approximately $48.3 million. We paid $0.5 million in sales commissions to Cantor and JMP during the year ended December 31, 2012.

For the year ended December 31, 2011, we issued 2,361,500 shares of common stock in at-the-market transactions at an average price of $28.48 per share raising net proceeds, after sales commissions and expenses, of approximately $66.2 million. We paid $0.9 million in sales commissions to Cantor during the year ended December 31, 2011.

Underwritten Offerings

On March 30, 2012, we completed an underwritten public offering of 20,125,000 shares of common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to us of $26.81 per share, and received net proceeds of approximately $539.3 million after the payment of underwriting discounts and expenses.

On August 27, 2012, we completed an underwritten public offering of 11,500,000 shares of our Series A Preferred Stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price to the public of $25.00 per share, and received net proceeds of $278.3 million after the payment of underwriting discounts and expenses.

On January 5, 2011, we completed an underwritten public offering of 11,500,000 shares of common stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price to the public of $28.75 per share, and received net proceeds of approximately $325.7 million after the payment of underwriting discounts and expenses.

On March 18, 2011, we completed an underwritten public offering of 14,500,000 shares of common stock at a price to the public of $28.50 per share, and received net proceeds of approximately $407.6 million after the payment of underwriting discounts and expenses. As part of this transaction, we issued an additional 2,175,000 shares of common stock pursuant to the underwriters’ overallotment option for net proceeds to us of approximately $61.2 million.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity. At December 31, 2012 and December 31, 2011, our total borrowings were approximately $22.9 billion and $16.2 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.4:1 and 7.8:1, respectively.

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

Market Valuation of Investment Securities: We invest in agency securities representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) ASC Topic on Investments requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classifies all of our agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income.

The estimated fair values of MBS are determined by management by obtaining valuations for our MBS from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or TBA securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012 and 2011, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of December 31, 2012, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $10.7 billion of our repurchase agreements.

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

We may structure our interest rate swap agreements to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our agency securities. However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our agency securities could extend beyond the term of the swap agreement or other hedging instrument. This is sometimes referred to as “tail risk”. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining agency securities would remain fixed for a period of time. This situation may also cause the market value of our agency securities to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2012 and 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(5.02%)	(0.90%)
+ 0.50%	(0.37%)	(0.44%)
- 0.50%	3.86%	0.18%
- 1.00%	(7.09%)	0.33%

December 31, 2011

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(10.37%)	(0.40%)
+ 0.50%	(4.76%)	(0.05%)
- 0.50%	(0.27%)	(0.30%)
- 1.00%	(5.91%)	(0.80%)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at December 31, 2012 and 2011, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2012. This report appears on page F-26 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Additional Material U.S. Federal Income Tax Considerations

The following is a summary of additional material U.S. federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 29, 2012 and filed as part of a Registration Statement on Form S-3 (No. 333-179805).

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Shareholders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Shareholders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. shareholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Shareholders’ meeting.

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (4)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Form of 7.625% Series A Cumulative Redeemable Preferred Stock Certificate (5)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors LLC, dated as of November 5, 2007 (1)

10.2	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors, LLC dated February 23, 2012

10.3	2007 Equity Incentive Plan* (1)

10.4	2010 Equity Incentive Plan*(3)

10.5	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.6	Form of Restricted Stock Award Agreement for independent directors * (1)

10.7	Form of Indemnification Agreement * (1)

12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21	List of subsidiaries (1)

23	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

100.1	Submitted electronically herewith as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2012 and 2011; (ii) Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Financial Statements for the year ended December 31, 2012.

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on April 22, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2012 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A filed with the SEC on August 23, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: February 20, 2013	By:	/s/ MICHAEL R. HOUGH

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

Date	Signature

February 20, 2013	/s/ Michael R. Hough Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

February 20, 2013	/s/ Benjamin M. Hough Benjamin M. Hough	Director

February 20, 2013	/s/ David W. Berson David W. Berson	Director

February 20, 2013	/s/ Ira G. Kawaller Ira G. Kawaller	Director

February 20, 2013	/s/ Jeffrey D. Miller Jeffrey D. Miller	Director

February 20, 2013	/s/ Thomas D. Wren Thomas D. Wren	Director

February 20, 2013	/s/ Kenneth A. Steele Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying balance sheets of Hatteras Financial Corp. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatteras Financial Corp. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 20, 2013

Hatteras Financial Corp.

Balance Sheets

(Dollars in thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets

Mortgage-backed securities, at fair value (including pledged assets of $22,591,973 and $17,012,472 at December 31, 2012 and December 31, 2011, respectively)	$23,919,251	$17,741,873
Cash and cash equivalents	168,424	347,045
Restricted cash	281,021	237,014
Unsettled purchased mortgage-backed securities, at fair value	138,338	49,630
Receivable for securities sold	1,587,535	—
Accrued interest receivable	77,113	63,025
Principal payments receivable	190,832	105,333
Debt security, held to maturity, at cost	15,000	15,000
Other assets	26,604	27,799

Total assets	$26,404,118	$18,586,719

Liabilities and shareholders’ equity
Repurchase agreements	$22,866,429	$16,162,375
Payable for unsettled securities	137,121	48,999
Accrued interest payable	7,592	4,596
Interest rate hedge liability	243,945	219,167
Dividend payable	73,804	69,141
Accounts payable and other liabilities	2,363	2,253

Total liabilities	$23,331,254	$16,506,531

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively ($287,500 aggregate liquidation preference)	278,252	—
Common stock, $.001 par value, 200,000,000 shares authorized, 98,822,654 and 76,823,220 shares issued and outstanding at December 31, 2012 and 2011, respectively	99	77
Additional paid-in capital	2,494,303	1,904,748
Retained earnings	37,356	2,041
Accumulated other comprehensive income	262,854	173,322

Total shareholders’ equity	3,072,864	2,080,188

Total liabilities and shareholders’ equity	$26,404,118	$18,586,719

See accompanying notes.

Hatteras Financial Corp.

Statements of Income

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except share amounts)

	2012	2011	2010
Interest income:
Interest income on mortgage-backed securities	$504,800	$424,713	$263,751
Interest income on short-term cash investments	1,508	1,407	1,265

Interest income	506,308	426,120	265,016

Interest expense	197,064	144,662	95,923

Net interest income	309,244	281,458	169,093

Operating expenses:
Management fee	17,420	13,787	9,205
Share based compensation	1,920	1,150	1,432
General and administrative	5,006	2,724	2,507

Total operating expenses	24,346	17,661	13,144

Other income/(expense):
Net gain on sale of mortgage-backed securities	64,347	20,576	13,551
Net income	349,245	284,373	169,500
Dividends on preferred stock	7,551	0	0

Net income available to common shareholders	$341,694	$284,373	$169,500

Earnings per share - common stock, basic	$3.67	$3.97	$4.30

Earnings per share - common stock, diluted	$3.67	$3.97	$4.30

Weighted average common shares outstanding, basic	93,185,520	71,708,058	39,454,362

Weighted average common shares outstanding, diluted	93,185,520	71,708,058	39,454,362

See accompanying notes.

Hatteras Financial Corp

Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Net income	$349,245	$284,373	$169,500

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale	115,008	223,333	(34,898)
Net unrealized (losses) gains on derivative instruments	(25,476)	(155,902)	(11,934)

Other comprehensive income (loss)	89,532	67,431	(46,832)

Comprehensive income	$438,777	$351,804	$122,668

Hatteras Financial Corp.

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

	7.625% Series A Cumulative Redeemable Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$—	$36	$770,232	$8,722	$152,723	$931,713
Issuance of common stock	—	10	271,363			271,373
Share based compensation expense	—	—	1,432	—	—	1,432
Dividends declared on common stock	—	—	—	(181,702)	—	(181,702)
Net income	—	—	—	169,500	—	169,500
Other comprehensive loss:					(46,832)	(46,832)

Balance at December 31, 2010	$—	$46	$1,043,027	$(3,480)	$105,891	$1,145,484

Issuance of common stock	—	31	860,571			860,602
Share based compensation expense	—	—	1,150	—	—	1,150
Dividends declared on common stock	—	—	—	(278,852)	—	(278,852)
Net income	—	—	—	284,373	—	284,373
Other comprehensive income					67,431	67,431

Balance at December 31, 2011	$—	$77	$1,904,748	$2,041	$173,322	$2,080,188

Issuance of preferred stock	278,252	—	—	—	—	278,252
Issuance of common stock	—	22	587,635	—	—	587,657
Share based compensation expense	—	—	1,920	—	—	1,920
Dividends declared on preferred stock	—	—	—	(7,551)	—	(7,551)
Dividends declared on common stock	—	—	—	(306,379)	—	(306,379)
Net income	—	—	—	349,245	—	349,245
Other comprehensive income	—	—	—	—	89,532	89,532

Balance at December 31, 2012	$278,252	$99	$2,494,303	$37,356	$262,854	$3,072,864

Hatteras Financial Corp.

Statements of Cash Flows

For the years ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

	2012	2011	2010
Operating activities
Net income	$349,245	$284,373	$169,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of premium related to mortgage-backed securities	162,844	93,335	41,778
Amortization related to interest rate swap agreements	361	346	226
Share based compensation expense	1,920	1,150	1,432
Hedge ineffectiveness	178	655	210
Net gain on sale of mortgage-backed securities	(64,347)	(20,576)	(13,551)
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(14,088)	(25,052)	(2,413)
Increase in other assets	(191)	(1,881)	(20,399)
Increase in accrued interest payable	2,996	1,419	208
Increase (decrease) in accounts payable and other liabilities	110	1,111	(721)

Net cash (used in) provided by operating activities	439,028	334,880	176,270

Investing activities
Purchases of mortgage-backed securities	(17,988,431)	(13,351,128)	(5,728,275)
Purchase of security, held to maturity	—	—	(5,000)
Principal repayments of mortgage-backed securities	5,635,988	3,559,612	2,467,288
Sale of mortgage-backed securities	4,518,105	1,766,557	563,688

Net cash used in investing activities	(7,834,338)	(8,024,959)	(2,702,299)

Financing activities
Issuance of preferred stock, net of cost of issuance	278,252	—	—
Issuance of common stock, net of cost of issuance	587,657	860,602	271,373
Cash dividends paid	(309,267)	(255,827)	(179,027)
Increase in restricted cash on swap arrangements	(44,007)	(161,592)	(14,061)
Proceeds from repurchase agreements	231,718,347	163,847,236	76,875,143
Principal repayments on repurchase agreements	(225,014,293)	(156,365,921)	(74,540,601)

Net cash provided by financing activities	7,216,689	7,924,498	2,412,827
Net (decrease) increase in cash and cash equivalents	(178,621)	234,419	(113,202)
Cash and cash equivalents, beginning of period	347,045	112,626	225,828

Cash and cash equivalents, end of period	$168,424	$347,045	$112,626

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$194,068	$143,243	$95,715

Supplemental schedule of non-cash investing activities
Receivable for securities sold	$1,587,535	$—	$—
Obligation to brokers for purchase of unsettled mortgage-backed securities	$722,221	$397,936	$840,157

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$4,628	$—	$—
Dividends declared on common stock, not yet paid	$69,176	$69,141	$46,116

See accompanying notes.

Hatteras Financial Corp.

Notes to Financial Statements

December 31, 2012

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“agency securities”). The Company is externally managed by Atlantic Capital Advisors, LLC (“ACA”).

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, agency securities (settled and unsettled), forward purchase commitments, debt security held to maturity, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs. The carrying amount of repurchase agreements are deemed to approximate their fair value since the agreements are based upon a variable rate of interest and are valued using Level 2 inputs. See Note 4 for discussion of the fair value of agency securities and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivative instruments.

Since inception through December 31, 2012, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing agency securities. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics. See Note 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including interest rate swap agreements in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See Note 7 for additional information on interest rate swap agreements.

Mortgage-Backed Securities

The Company invests in agency securities representing interests in or obligations backed by pools of single-family residential mortgage loans. Guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income. The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Repurchase Agreements

The Company finances the acquisition of its agency securities through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $1,920, $1,150, and $1,432 for the years ended December 31, 2012, 2011, and 2010, respectively.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income less preferred stock dividends to arrive at net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the two class method, as described in the ASC Topic on Earnings Per Share, which takes into account certain adjustments related to participating securities. Participating securities are unvested share-based awards that contain rights to receive nonforfeitable dividends, such as those awarded under the Company’s equity incentive plan. Net income available to holders of common stock after deducting dividends on unvested participating securities if antidilutive, is divided by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options.

Recent Accounting Pronouncements

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. On September 5, 2012, the FASB voted to remove the scope exemption for mortgage REITs from ASC Topic 946 – Financial Services – Investment Companies. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s financial statements. In December 2012, the FASB announced that they are considering the project in two phases and all REITs were scoped out of the conclusions reached in the first phase. They will reconsider the scope exemption from this topic in the second phase, although they have not announced a timeline for completing this project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s financial statements.

In December 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. Both of these updates are effective for annual reporting periods beginning on or after January 1, 2013. This update is not expected to result in a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this update, enhanced disclosures are required for items reclassified out of accumulated other comprehensive income. This update is effective for the first interim or annual period beginning on or after December 15, 2012. The update is not expected to have a material effect on the Company’s financial statements.

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

All of the Company’s agency securities and hedging assets and liabilities were valued using Level 2 inputs at December 31, 2012 and 2011. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Mortgage-backed securities	$23,919,251	$23,919,251	$17,741,873	$17,741,873

Cash and cash equivalents	168,424	168,424	347,045	347,045

Restricted cash	281,021	281,021	237,014	237,014

Unsettled purchased mortgage backed securities	138,338	138,338	49,630	49,630

Receivable for securities sold	1,587,535	1,587,535	—	—

Accrued interest receivable	77,113	77,113	63,025	63,025

Principal payments receivable	190,832	190,832	105,333	105,333

Debt Security	15,000	13,981	15,000	13,811

Short term investment*	20,187	20,187	20,221	20,221

Forward purchase commitments*	5,452	5,452	6,327	6,327

Liabilities

Repurchase agreements	$22,866,429	$22,866,429	$16,162,375	$16,162,375

Payable for unsettled securities	137,121	137,121	48,999	48,999

Accrued interest payable	7,592	7,592	4,596	4,596

Interest rate hedge liability	243,945	243,945	219,167	219,167

*	These lines are included in Other assets on the balance sheets

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At December 31, 2012, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s agency securities at December 31, 2012.

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939
Fixed Rate	743,299		9,296	752,595

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723
Fixed Rate	744,720	—	11,274	755,994

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

The following table presents certain information about the Company’s agency securities at December 31, 2011.

	Amortized Cost	Unrealized Loss	Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$11,446,397	$—	$278,559	$11,724,956
Fixed Rate	493,648	(132)	1,076	494,592

Total Fannie Mae	11,940,045	(132)	279,635	12,219,548

Freddie Mac Certificates
ARMs	4,925,438	$—	103,540	5,028,978
Fixed Rate	491,289	(6)	2,064	493,347

Total Freddie Mac	5,416,727	(6)	105,604	5,522,325

Total Agency Securities	$17,356,772	$(138)	$385,239	$17,741,873

The components of the carrying value of available-for-sale agency securities at December 31, 2012 and 2011 are presented below.

	December 31, 2012	December 31, 2011
Principal balance	$22,771,731	$16,938,710
Unamortized premium	648,181	418,071
Unamortized discount	(4)	(9)
	499,464
Gross unrealized gains		385,239
Gross unrealized losses	(121)	(138)

Carrying value/estimated fair value	$23,919,251	$17,741,873

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis. At December 31, 2012 and 2011, the Company had the following securities in a loss position presented below:

	Less than 12 months as of December 31, 2012		Less than 12 months as of December 31, 2011
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
Fannie Mae Certificates
ARMS	$149,954	$(100)	$—	$—
Fixed Rate	—	—	210,743	$(132)
Freddie Mac Certificates
ARMS	41,625	(21)	—	—
Fixed Rate	—	—	23,012	(6)

Total temporarily impaired securities	$191,579	$(121)	$233,755	$(138)

The Company did not make the decision to sell the above securities as of December 31, 2012 and 2011, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency securities portfolio for the years ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Coupon interest	$667,644	$518,048	$305,529
Net premium amortization	(162,844)	(93,335)	(41,778)

Interest income, net	$504,800	$424,713	$263,751

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity. The following table presents certain information about the Company’s adjustable rate agency securities that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
Months to Coupon Reset	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
0 - 12 Months	$914,832	4.1%	4.03%	$691,226	4.0%	4.56%
13 - 24 Months	966,854	4.3%	3.88%	769,239	4.6%	4.93%
25 - 36 Months	2,274,763	10.2%	3.60%	992,880	5.9%	3.93%
37 - 48 Months	3,207,245	14.3%	3.06%	3,669,359	21.9%	3.65%
49 - 60 Months	3,616,891	16.1%	2.76%	4,439,416	26.5%	3.06%
61 - 72 Months	3,027,295	13.5%	3.26%	2,071,610	12.4%	3.41%
73 - 84 Months	7,607,359	33.9%	2.44%	3,965,045	23.7%	3.28%
85 - 96 Months	133,487	0.6%	3.08%	9,866	0.1%	4.33%
97 - 108 Months	—	—	—	145,293	0.9%	3.93%
109 - 120 Months	641,013	2.9%	2.81%	—	—	—
121 - 140 Months	20,923	0.1%	2.69%	—	—	—

Total ARMS	$22,410,662	100.0%	2.95%	$16,753,934	100.0%	3.49%

The following table presents certain information about the Company’s fixed rate agency securities that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
Wtd Average Months to Maturity	Fair Value	% of Total	Weighted Average Coupon	Fair Value	% of Total	Weighted Average Coupon
155-167	102,158	6.8%	3.00%	—	—	—
168-180	1,406,431	93.2%	2.60%	987,939	100.0%	3.05%

Total Fixed Rate Securities	$1,508,589	100.0%	2.62%	$987,939	100.0%	3.05%

Unsettled Agency Securities Purchases

While most of the Company’s purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC Topic 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following table shows the agency securities forward purchase commitments shown as a net asset in other assets on the balance sheets as of December 31, 2012.

	Face	Cost	Fair Market Value	Due to Brokers (1)	Net Asset
December 31, 2012	$565,000	$585,100	$587,247	$585,100	$2,147

The following table shows the agency securities forward purchase commitments shown as a net asset on the balance sheet as of December 31, 2011.

	Face	Cost	Fair Market Value	Due to Brokers (1)	Net Asset
December 31, 2011	$340,000	$348,937	$351,249	$348,937	$2,312

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

At December 31, 2012 and 2011, the Company also had other forward purchase commitments treated as derivatives in the amount of $3,305 and $4,015.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”). The Company estimates the fair value of this note to be approximately $13,981 and $13,811 at December 31, 2012 and 2011 which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At December 31, 2012 and 2011, the Company had repurchase agreements in place in the amount of $22,866,429 and $16,162,375, respectively, to finance agency securities purchases. As of December 31, 2012 and 2011, the weighted average interest rate on these borrowings was 0.47% and 0.37%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At December 31, 2012 and 2011, the Company had

repurchase agreements outstanding with 24 and 23 counterparties, respectively, with a weighted average contractual maturity of 0.8 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	December 31, 2012		December 31, 2011
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
Within 30 days	$20,500,568	0.47%	$16,162,375	0.37%
30 days to 3 months	2,365,861	0.48%	—	—
3 months to 36 months	—	—	—	—

	$22,866,429	0.47%	$16,162,375	0.37%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at December 31, 2012 and 2011 was $24,268,949 and $17,061,970 respectively.

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For the year ended December 31, 2012 and 2011, these effective hedge losses totaled $141,392 and $273,389, respectively. Ineffective hedge gains or losses are recorded on a current basis in earnings and for the year ended December 31, 2012 and 2011, the Company recorded $178 and $654 of hedge ineffectiveness loss in earnings, respectively. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $118,769 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over an average period of 31 months. The table below shows the remaining term of the Company’s interest rate swaps as of December 31, 2012.

Maturity	Notional Amount	Remaining Term in Months	Weighted Average Fixed Interest Rate in Contract

12 months or less	$800,000	6	2.05%
Over 12 months to 24 months	2,400,000	20	1.76%
Over 24 months to 36 months	3,700,000	30	1.73%
Over 36 months to 48 months	2,400,000	42	0.92%
Over 48 months to 60 months	1,400,000	52	0.89%

Total	$10,700,000	31	1.47%

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The table below presents the fair value of the Company’s derivative instruments as well as their classification on the balance sheets as of December 31, 2012 and 2011, respectively.

	Asset Derivatives				Liability Derivatives
	As of December 31, 2012		As of December 31, 2011		As of December 31, 2012		As of December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate hedge	Interest rate hedge asset	—	Interest rate hedge asset	—	Interest rate hedge liability	$243,945	Interest rate hedge liability	$219,167

Forward purchase commitment	Other assets	5,452	Other assets	6,327	Account payable and other liabilities	—	Account payable and other liabilities	—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$141,392	Interest Expense	$116,792	Interest Expense	$178

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the year ended December 31, 2011.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$273,389	Interest Expense	$102,614	Interest Expense	$654

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the year ended December 31, 2012 and 2011, respectively.

	December 31, 2012	December 31, 2011
Beginning balance	($218,451)	($47,676)
Unrealized loss on interest rate swaps	(141,392)	(273,389)
Reclassification of net losses included in income statement	116,792	102,614

Ending balance	$(243,051)	$(218,451)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty. At December 31, 2012, the Company was in compliance with these requirements.

As of December 31, 2012, the fair value of derivatives in a net liability position related to these agreements was $243,945. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2012.

8. Capital Stock

Issuance of Preferred Stock

The Company amended its charter on August 16, 2012 to increase the number of authorized shares of preferred stock, par value $0.001 per share, from 10,000,000 to 25,000,000 shares.

The Board of Directors has the authority to increase the authorized amounts, or to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

On August 27, 2012, the Company issued 11,500,000 shares (including 1,500,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001 per share and a liquidation preference of $25.00 per share (total liquidation preference of $287,500) plus accrued and unpaid dividends (whether or not declared). Holders of shares of the Series A Preferred Stock are entitled to cumulative cash dividends at the rate of 7.625% per year of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.90625 per share). The Company may not redeem the Series A Preferred Stock before August 27, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT and except as described in the Company’s articles supplementary upon the occurrence of a change of control (as defined in the articles supplementary). After August 27, 2017, the shares are redeemable at the Company’s option. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s affairs. Holders of shares of the Series A Preferred stock generally have no voting rights, unless dividends are in arrears for six or more consecutive quarters. Through December 31, 2012, the Company has declared and paid all required quarterly dividends on the Series A Preferred Stock.

Issuance of Common Stock

On March 30, 2012, the Company completed a secondary public offering of 20,125,000 shares of its common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to the Company of $26.81 per share, and received net proceeds of $539,327 after the payment of underwriting discounts and expenses.

Issuance of Common Stock- “At the Market” Programs

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

For the year ended December 31, 2012 and 2011, the Company issued 1,713,900 and 2,361,500 shares of common stock, respectively in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $48,330 and $66,221, respectively. The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares was $298 and $1,037 for the year ended December 31, 2012 and 2011, respectively.

9. Earnings per Share

	For the year ended December 30, 2012	For the year ended December 30, 2011	For the year ended December 30, 2010

Basic earnings per share:

Net income	$349,245	$284,373	$169,500

Less preferred stock dividends	(7,551)	—	—

Net income available to common shareholders	$341,694	$284,373	$169,500

Weighted average shares	93,185,520	71,708,058	39,454,362

Basic earnings per share	$3.67	$3.97	$4.30

Diluted earnings per share:

Net income	$349,245	$284,373	$169,500

Less preferred stock dividends	(7,551)	—	—

Net income available to common shareholders	$341,694	$284,373	$169,500

Weighted average shares	93,185,520	71,708,058	39,454,362

Potential dilutive shares from exercise of stock options	—	—	—

Diluted weighted average shares	93,185,520	71,708,058	39,454,362

Diluted earnings per share	$3.67	$3.97	$4.30

10. Market and Dividend Information

The New York Stock Exchange trading symbol for Hatteras’ common shares is HTS. The high and low sales prices and dividends declared on the common shares were as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Sales Price		Dividend Declared	Sales Price		Dividend Declared
	High	Low		High	Low

First Quarter	$29.00	$26.24	$0.90	$30.99	$27.88	$1.00

Second Quarter	29.54	27.88	0.90	29.39	27.12	1.00

Third Quarter	29.68	27.87	0.80	29.26	23.80	1.00

Fourth Quarter	28.15	24.40	0.70	27.31	22.33	0.90

11. Equity Incentive Plans

The Company’s equity incentive plans provide for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and other significant service providers. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards, and typically vest over periods of three to five years from grant date. The equity incentive plans are administered by the compensation and governance committee or by any other committee appointed by the board of directors or, in the absence of such a committee, by the board of directors. At December 31, 2012, 792,543 awards relating to shares of common stock remained available for grant. Unless previously terminated by the board of directors, awards may be granted under the equity incentive plans until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Stock Option Awards

Each stock option awarded is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation and governance or other administrative committee.

The Company recorded compensation expense of $0, $0, and $23, for each of the years ended December 31, 2012, 2011 and 2010, respectively, for options issued in 2007. The Company records compensation expense related to these options over the vesting period of the options. At December 31, 2012, the Company did not have any stock options outstanding.

Restricted Stock Awards

For the year ended December 31, 2012, the Company issued 160,534 shares of restricted common stock and recognized an expense of $300 related to the vesting of these shares. The shares vest over a three or five year period. The fair market value of the shares granted was determined by the closing stock market price on the date of grant. The Company also recognized $1,620 of compensation expense in the current year related to restricted shares issued in prior years. At December 31, 2012, the Company had unrecorded compensation expense of $8,727 related to the unvested shares of restricted common stock granted. This expense is expected to be recognized over a weighted average remaining period of 3.8 years as of December 31, 2012. The following table presents information about the Company’s restricted stock awards for the periods presented:

	2012		2011
	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date
Shares non-vested at beginning of year	253,436	$27.01	111,600	27.89
Granted	160,534	$28.47	170,730	26.72
Cancelled/forfeited	—	—	—	—
Vested	(62,778)	$29.37	(28,894)	28.71

Shares non-vested at end of year	351,192	$27.75	253,436	27.01

The total fair value of restricted stock awards vested during the year ended December 31, 2012, 2011 and 2010 were $1,807, $829 and $1,848, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

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

	For the year ended

	December 31, 2012	December 31, 2011	December 31, 2010
Management Fee	$17,420	$13,787	$9,205
Reimbursable Expenses	1,779	—	—

Total	$19,199	$13,787	$9,205

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At December 31, 2012 and 2011, the Company owed ACA $2,120 and $1,200, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of $1,920, $1,150, and $1,432, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	December 31, 2012	December 31, 2011
Unrealized gain on agency securities, net	$499,343	$385,101
Unrealized gain (loss) on unsettled securities	1,217	631
Unrealized loss on short term investment*	(107)	(287)
Unrealized loss on derivative instruments	(237,599)	(212,123)

Accumulated other comprehensive income	262,854	173,322

*	This line item is included in Other assets on the balance sheets.

The Company records unrealized gains and losses on its agency securities and swap positions as is described in Notes 4 and 7, respectively. Reclassification adjustment for realized gains and losses on the sale of securities included in unrealized gains and losses on available-for-sale securities at December 30, 2012 and 2011 was approximately $64,347 and $20,576, respectively.

14. Contingencies

In late October, 2011, one of the Company’s lenders, MF Global, Inc. (“MFG”), defaulted under the terms of a repurchase agreement with the Company. MFG was placed under the conservatorship of the Securities Investor Protection Corporation (“SIPC”) on October 31, 2011. Also on October 31, 2011 MF Global Holdings, Inc., the parent of MFG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. In the quarter ending December 31, 2011, the Company recorded a receivable of $848, representing the Company’s net cost basis in the assets not returned as per terms of the repurchase agreement. The Company determined that collection of this amount to be less than likely, and recorded a loss of $848, representing the entire amount of the claim. The Company plans to file a claim for the entire amount against the estate of MFG, and expects it will take significant time until resolution. As of December 31, 2012, the claim against MFG is still pending.

15. Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2012 and 2011.

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2012 (Unaudited)	Three months Ended September 30, 2012 (Unaudited)	Three months Ended June 30, 2012 (Unaudited)	Three months Ended March 31, 2012 (Unaudited)

Interest income:

Interest income on mortgage-backed securities	$131,381	$131,940	$128,720	$112,759

Interest income on short-term cash investments	347	387	441	333

Interest income	131,728	132,327	129,161	113,092

Interest expense	57,019	52,767	46,169	41,109

Net interest income	74,709	79,560	82,992	71,983

Operating expenses:

Management fee	4,709	4,557	4,312	3,842

Share based compensation	619	447	425	429

General and administrative	1,737	1,040	1,316	913

Total operating expenses	7,065	6,044	6,053	5,184

Other income:

Gain on sale of mortgage-backed securities	39,103	10,534	12,205	2,505

Net income	106,747	84,050	89,144	69,304

Dividends on preferred stock	5,481	2,070	0	0

Net income available to common shareholders	$101,266	$81,980	$89,144	$69,304

Earnings per share - common stock, basic	$1.02	$0.83	$0.91	$0.89

Earnings per share - common stock, diluted	$1.02	$0.83	$0.91	$0.89

Dividends per share	$0.70	$0.80	$0.90	$0.90

Weighted average shares outstanding	98,811,996	98,233,589	97,969,074	77,610,117

Hatteras Financial Corp.

Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2011 (Unaudited)	Three months Ended September 30, 2011 (Unaudited)	Three months Ended June 30, 2011 (Unaudited)	Three months Ended March 31, 2011 (Unaudited)

Interest income:

Interest income on mortgage-backed securities	$114,465	$110,125	$113,188	$86,935

Interest income on short-term cash investments	356	380	331	340

Interest income	114,821	110,505	113,519	87,275

Interest expense	42,299	40,259	35,910	26,194

Net interest income	72,522	70,246	77,609	61,081

Operating expenses:

Management fee	3,592	3,572	3,531	3,092

Share based compensation	415	334	194	207

General and administrative	731	688	746	559

Total operating expenses	4,738	4,594	4,471	3,858

Other income:

Gain on sale of mortgage-backed securities	2,841	13,330	4,405	—

Net income	70,625	78,982	77,543	57,223

Dividends on preferred stock	—	—	—	—

Net income available to common shareholders	$70,625	$78,982	$77,543	$57,223

Earnings per share—common stock, basic	$0.92	$1.04	$1.04	$0.96

Earnings per share—common stock, diluted	$0.92	$1.04	$1.04	$0.96

Dividends per share	$0.90	$1.00	$1.00	$1.00

Weighted average shares outstanding	76,606,611	75,743,002	74,807,174	59,442,488

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 20, 2013