Form 10-Q
period 2013-03-31
Hatteras Financial Corp
filed 2013-04-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock ($0.001 par value)	98,830,054

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)	(Unaudited)
	March 31, 2013	December 31, 2012
Assets
Mortgage-backed securities, at fair value (including pledged assets of $23,683,027 and $22,591,973 at March 31, 2013 and December 31, 2012, respectively)	$25,162,730	$23,919,251
Cash and cash equivalents	315,253	168,424
Restricted cash	239,417	281,021
Unsettled purchased mortgage-backed securities, at fair value	113,171	138,338
Receivable for securities sold	—	1,587,535
Accrued interest receivable	74,691	77,113
Principal payments receivable	151,200	190,832
Debt security, held to maturity, at cost	15,000	15,000
Other assets	27,399	26,604

Total assets	$26,098,861	$26,404,118

Liabilities and shareholders’ equity
Repurchase agreements	$22,586,932	$22,866,429
Payable for unsettled securities	138,688	137,121
Accrued interest payable	5,040	7,592
Interest rate hedge liability	220,040	243,945
Dividend payable	73,809	73,804
Accounts payable and other liabilities	2,087	2,363

Total liabilities	$23,026,596	$23,331,254

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 98,830,054 and 98,822,654 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	99	99
Additional paid-in capital	2,494,932	2,494,303
Retained earnings (accumulated deficit)	29,934	37,356
Accumulated other comprehensive income	269,048	262,854

Total shareholders’ equity	3,072,265	3,072,864

Total liabilities and shareholders’ equity	$26,098,861	$26,404,118

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months	Three months
	Ended	Ended
	March 31, 2013	March 31, 2012
Interest income:
Interest income on mortgage-backed securities	$124,241	$112,759
Interest income on short-term cash investments	442	333

Total interest income	124,683	113,092

Interest expense	53,277	41,109

Net interest income	71,406	71,983

Operating expenses:
Management fee	4,720	3,842
Share based compensation	629	429
General and administrative	1,369	913

Total operating expenses	6,718	5,184

Other income:
Net gain on sale of mortgage-backed securities	2,500	2,505
Net gain on futures contracts	51	—

Total other income	2,551	2,505

Net income	67,239	69,304
Dividends on preferred stock	5,480	0

Net income available to common shareholders	$61,759	$69,304

Earnings per share - common stock, basic	$0.62	$0.89

Earnings per share - common stock, diluted	$0.62	$0.89

Dividends per share of common stock	$0.70	$0.90

Weighted average common shares outstanding, basic	98,827,587	77,610,117

Weighted average common shares outstanding, diluted	98,827,587	77,610,117

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Net income	$67,239	$69,304

Other comprehensive income:
Net unrealized (losses) gains on securities available for sale	(18,852)	24,830
Net unrealized gains on interest rate hedges	25,046	2,255

Other comprehensive income	6,194	27,085
Comprehensive income	$73,433	$96,389

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2013

(Unaudited)

(Dollars in thousands)	7.625% Series A Cumulative Redeemable Preferred Stock Amount	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$278,252	$99	$2,494,303	$37,356	$262,854	3,072,864
Issuance of preferred stock	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Share based compensation expense	—	—	629	—	—	629
Dividends declared on common stock	—	—	—	(69,181)	—	(69,181)
Dividends declared on preferred stock	—	—	—	(5,480)	—	(5,480)
Net income	—	—	—	67,239	—	67,239
Other comprehensive income	—	—	—	—	6,194	6,194

Balance at March 31, 2013	$278,252	$99	$2,494,932	$29,934	$269,048	3,072,265

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Operating activities
Net income	$67,239	$69,304
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	43,208	29,542
Amortization related to interest rate swap agreements	83	92
Share based compensation expense	629	429
Hedge ineffectiveness	116	169
Net gain on sale of mortgage-backed securities	(2,500)	(2,505)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	2,422	(240)
(Increase) decrease in other assets	37	247
Decrease in accrued interest payable	(2,552)	(1,209)
Decrease in accounts payable and other liabilities	(276)	(333)

Net cash provided by operating activities	108,406	95,496

Investing activities
Purchases of mortgage-backed securities	(1,316,188)	(2,266,198)
Principal repayments of mortgage-backed securities	1,534,530	1,066,114
Sale of mortgage-backed securities	132,630	598,164

Net cash provided by (used in) investing activities	350,972	(601,920)

Financing activities
Issuance of common stock, net of cost of issuance	—	562,183
Cash dividends paid	(74,656)	(69,141)
Increase (decrease) in restricted cash on swap arrangements	41,604	(12,173)
Proceeds from repurchase agreements	63,814,319	46,000,699
Principal repayments on repurchase agreements	(64,093,816)	(45,606,444)

Net cash (used in) provided by financing activities	(312,549)	875,124
Net increase in cash and cash equivalents	146,829	368,700
Cash and cash equivalents, beginning of period	168,424	347,045

Cash and cash equivalents, end of period	$315,253	$715,745

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$55,777	$42,318

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$1,229,848	$4,226,273

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$4,628	$0

Dividends declared on common stock, not yet paid	$69,181	$69,889

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

March 31, 2013

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“agency securities”). The Company has a newly formed wholly owned subsidiary Diamond Shoals Funding LLC, a North Carolina limited liability company, that currently has no business activity. The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of agency securities and derivative instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Diamond Shoals Funding LLC. The Company also considers the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810 on Consolidation in determining whether consolidation is appropriate for any interests held in variable interest entities. All significant intercompany balances and transactions have been eliminated.

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

Since inception through March 31, 2013, the Company has limited its exposure to credit losses on its portfolio of securities by purchasing agency securities. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics. See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests in agency securities representing interests in or obligations backed by pools of single-family residential mortgage loans. Guidance under the FASB ASC Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income. The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

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

Derivative Instruments

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The objectives of our risk management strategy are 1) to reduce fluctuations in net book value over a range of interest rate scenarios, and 2) to attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps. We also purchase or sell Euro Dollar Futures Contracts (“Futures Contracts”) to replicate the hedging results achieved with interest rate swaps. We do not enter any of these transactions for speculative purposes.

The Company accounts for derivative instruments in accordance with ASC 815. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815. Changes in fair value related to derivatives not in hedge designated relationships are recorded in gain (loss) on derivative instruments whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income and later reclassified to income at the time that the hedged transactions affect earnings. Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement in interest expense.

The Company’s derivative agreements and repurchase agreements generally contain provisions that allow for netting or the offsetting of receivables and payables with each counterparty. The Company reports amounts in our consolidated balance sheets on a gross basis without regard for such rights of offset or master netting arrangements.

Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in the Company’s consolidated balance sheets. In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for the Company’s derivatives. The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $629 and $429 for the three months ended March 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In October 2011, the FASB issued a proposed Accounting Standards Update (“ASU”) 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. On September 5, 2012, the FASB voted to remove the scope exemption for mortgage REITs from ASC Topic 946 – Financial Services – Investment Companies. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s financial statements. In December 2012, the FASB announced that they are considering the project in two phases and all REITs were scoped out of the conclusions reached in the first phase. They will reconsider the scope exemption from this topic in the second phase, although they have not announced a timeline for completing this project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. The disclosure has been adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this update, enhanced disclosures are required for items reclassified out of accumulated other comprehensive income. This update is effective for the first interim or annual period beginning on or after December 15, 2012. The disclosure has been adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Other than the Futures Contracts, all of the Company’s agency securities and hedging assets and liabilities were valued using Level 2 inputs at March 31, 2013 and December 31, 2012. The Futures Contracts were valued using Level 1 inputs at March 31, 2013. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Mortgage-backed securities	$25,162,730	$25,162,730	$23,919,251	$23,919,251
Cash and cash equivalents	315,253	315,253	168,424	168,424
Restricted cash	239,417	239,417	281,021	281,021
Unsettled purchased mortgage backed securities	113,171	113,171	138,338	138,338
Receivable for securities sold	—	—	1,587,535	1,587,535
Accrued interest receivable	74,691	74,691	77,113	77,113
Principal payments receivable	151,200	151,200	190,832	190,832
Debt security	15,000	14,014	15,000	13,981
Short term investment*	20,151	20,151	20,187	20,187
Forward purchase commitments*	6,476	6,476	5,452	5,452
Futures contracts*	51	51	—	—
Liabilities
Repurchase agreements	$22,586,932	$22,586,932	$22,866,429	$22,866,429
Payable for unsettled securities	138,688	138,688	137,121	137,121
Accrued interest payable	5,040	5,040	7,592	7,592
Interest rate hedge liability	220,040	220,040	243,945	243,945

*	These lines are included in Other assets on the balance sheets

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At March 31, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s agency securities at March 31, 2013.

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$13,895,410	$(83)	$325,422	$14,220,749
Fixed Rate	1,727,620	(1,457)	5,153	1,731,316

Total Fannie Mae	15,623,030	(1,540)	330,575	15,952,065

Freddie Mac Certificates
ARMS	8,186,654	(20)	146,196	8,332,830
Fixed Rate	871,722	(8)	6,121	877,835

Total Freddie Mac	9,058,376	(28)	152,317	$9,210,665

Total Agency Securities	$24,681,406	$(1,568)	$482,892	$25,162,730

The following table presents certain information about the Company’s agency securities at December 31, 2012.

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939
Fixed Rate	743,299		9,296	752,595

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723
Fixed Rate	744,720	—	11,274	755,994

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

The components of the carrying value of available-for-sale agency securities at March 31, 2013 and December 31, 2012 are presented below.

	March 31, 2013	December 31, 2012
Principal balance	$23,977,658	$22,771,731
Unamortized premium	703,751	648,181
Unamortized discount	(3)	(4)
Gross unrealized gains	482,892	499,464
Gross unrealized losses	(1,568)	(121)

Carrying value/estimated fair value	$25,162,730	$23,919,251

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis. At March 31, 2013 and December 31, 2012, the Company had the following securities in a loss position presented below:

	Less than 12 months		Less than 12 months
	as of March 31, 2013		as of December 31, 2012
	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMS	$148,159	$(83)	$149,954	$(100)
Fixed Rate	323,387	(1,457)	—	—
Freddie Mac Certificates
ARMS	51,353	(20)	41,625	(21)
Fixed Rate	55,313	(8)	—	—

Total temporarily impaired securities	$578,212	$(1,568)	$191,580	$(121)

The Company did not make the decision to sell the above securities as of March 31, 2013 and December 31, 2012, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency securities portfolio for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Coupon interest on MBS	$167,434	$142,301
Net premium amortization	(43,193)	(29,542)

Interest income on MBS, net	$124,241	$112,759

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

Unsettled Agency Securities Purchases

While most of the Company’s purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following tables show the agency securities forward purchase commitments shown as a net asset in other assets on the balance sheets as of March 31, 2013 and December 31, 2012.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
March 31, 2013	$1,056,500	$1,090,940	$1,095,098	$1,090,940	$4,158

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
December 31, 2012	$565,000	$585,100	$587,247	$585,100	$2,147

(1)	Amounts due to brokers are usually settled within 30-90 days after period end.

Since the Company purchases forward for the purposes of holding the securities for investment, the Company considers all its agency securities, settled or unsettled, as part of its portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

At March 31, 2013 and December 31, 2012, the Company also had other forward purchase commitments treated as derivatives in the amount of $2,318 and $3,305, respectively.

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

6. Repurchase Agreements

At March 31, 2013 and December 31, 2012, the Company had repurchase agreements in place in the amount of $22,586,932 and $22,866,429, respectively, to finance MBS purchases. As of March 31, 2013 and December 31, 2012, the weighted average interest rate on these borrowings was 0.39% and 0.47%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At March 31, 2013 and December 31, 2012, the Company had repurchase agreements outstanding with 25 and 24 counterparties with a weighted average contractual maturity of 0.9 months and 0.8 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31, 2013		December 31, 2012
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$19,788,340	0.40%	$20,500,568	0.47%
30 days to 3 months	2,798,592	0.37%	2,365,861	0.48%
3 months to 36 months	—	—	—	—

	$22,586,932	0.39%	$22,866,429	0.47%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at March 31, 2013 and December 31, 2012 was $23,736,288 and $24,268,949 respectively.

7. Derivative and other Hedging Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of Futures Contracts are based on quoted prices from the exchange on which they trade. The table below presents the fair value of the Company’s derivative instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012, respectively.

Derivative Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Forward purchase commitments	Other Assets	$6,476	$5,452
Futures contracts	Other Assets	51	—

Interest rate swaps	Interest rate hedge liability	$220,040	$243,945

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

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, these effective hedge losses which were reclassed into earnings totaled $29,929 and $27,811, respectively. Ineffective hedge losses are recorded on a current basis in earnings and for the three months ended March 31, 2013 and 2012, the Company recorded $116 and $169 of hedge ineffectiveness loss in earnings, respectively. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $116,526 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows with interest rate swaps for forecasted transactions over a weighted-average period of 30 months. The table below shows the remaining term of the Company’s interest rate swaps as of March 31, 2013.

		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract
12 months or less	$1,000,000	7	1.80%
Over 12 months to 24 months	3,000,000	20	1.84%
Over 24 months to 36 months	3,300,000	29	1.53%
Over 36 months to 48 months	2,400,000	42	0.95%
Over 48 months to 60 months	1,400,000	52	0.86%
Total	$11,100,000	30	1.43%

Non-designated Hedge Instruments

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur. The change in the fair value of Futures Contracts not designated and documented as hedges is recorded through earnings each period. During the three months ended March 31, 2013, the Company recognized a gain of $51 related to the change in fair value of these contracts. As of March 31, 2013, the fair value of these Futures Contracts was $51. The Company’s total Futures Contracts are designed to replicate interest rate swaps with a notional amount was $200.0 million at March 31, 2013. The Company’s Futures Contracts had a weighted average swap equivalent rate of 1.04% and weighted average term of 42 months as of March 31, 2013. The Company did not have Futures Contracts at December 31, 2012.

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities. The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of March 31, 2013.

	Assets	Cash Collateral Posted	Net Amount
Forward purchase commitments	$6,476	$—	$6,476
Futures contracts	51	1,237	(1,186)

	Liabilities	Cash Collateral Posted	Net Amount
Interest rate swaps	$220,040	$238,180	$(18,140)

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2012.

	Assets	Cash Collateral Posted	Net Amount
Forward purchase commitments	$5,452	$—	$5,452

	Liabilities	Cash Collateral Posted	Net Amount
Interest rate swaps	$243,945	$281,021	$(37,076)

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2013.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$5,907	Interest Expense	$29,929	Interest Expense	$116

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

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
Beginning balance	($243,051)	($218,451)
Unrealized loss on interest rate swaps	(5,907)	(141,392)
Reclassification of net losses included in income statement	29,929	116,792

Ending balance	$(219,029)	$(243,051)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty. At March 31, 2013, the Company was in compliance with these requirements.

As of March 31, 2013, the fair value of derivatives in a net liability position related to these agreements was $220,040. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2013.

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

For the three months ended March 31, 2013, the Company did not issue any shares of common stock in at-the-market transactions.

9. Earnings per Share

	For the three months ended
	March 31, 2013	March 31, 2012
Basic earnings per share:
Net income	$67,239	$69,304
Less preferred stock dividends	5,480	—

Net income available to common shareholders	$61,759	$69,304

Weighted average shares	98,827,587	77,610,117

Basic earnings per share	$0.62	$0.89

Diluted earnings per share:
Net income	$67,239	$69,304
Less preferred stock dividends for antidilutive shares	5,480	—

Net income available to common shareholders	$61,759	$69,304

Weighted average shares	98,827,587	77,610,117
Potential dilutive shares from exercise of stock options	—	—

Diluted weighted average shares	98,827,587	77,610,117

Diluted earnings per share	$0.62	$0.89

There are not any potentially dilutive shares for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

	Three months ended
	March 31, 2013	March 31, 2012
Management Fee	$4,720	$3,842
Reimbursable Expenses	579	—

Total	$5,299	$3,842

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At March 31, 2013 and December 31, 2012, the Company owed ACA $1,943 and $2,120, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

The following table shows reclassifications in accumulated other comprehensive income:

	Unrealized	Unrealized	Unrealized	Unrealized
	gain/(loss) on	gain/(loss) on	gain/(loss) on	gain/(loss) on
	available for sale	unsettled	other	derivative
	agency securities	agency securities	investments	instruments
Beginning balance accumulated other comprehensive income at 1/1/13	$499,343	$1,217	$(107)	$(237,599)
Other comprehensive income before reclassification	(15,520)	492	(107)	569
Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	—	(1,217)	—	(5,452)
Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(2,500)	—	—
Amounts reclassified to interest expense				29,929

Net current period other comprehensive income	(18,020)	(725)	(107)	25,046

Ending balance accumulated other comprehensive income at 3/31/13	$481,323	$492	$(214)	$(212,553)

The Company records unrealized gains and losses on its agency securities and swap positions as is described in Notes 4 and 7, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in our investment financing and hedging strategy; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in our annual report on Form 10-K for the year ended December 31, 2012, including those set forth under the section captioned “Risk Factors” in our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate any exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with hedging techniques, relying primarily on interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including buying and selling futures, interest rate caps, collars and swaptions to protect against adverse interest rate movements.

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

Our focus on asset selection is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. Adjustable rate mortgages (“ARMs”) are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of March 31, 2013, our portfolio consisted of approximately $26.4 billion in market value of agency securities, consisting of $23.8 billion of adjustable-rate securities and $2.6 billion of fixed rate securities.

The following table represents key data regarding our company since March 31, 2010:

(Dollars in thousands except per share amounts)

						Quarterly Weighted
		Repurchase		Shares	Book Value	Average Earnings
As of	Agency Securities (1)	Agreements	Equity	Outstanding	Per Share	Per Share
March 31, 2013	$26,373,535	$22,586,932	$3,072,265	98,830	$28.18	$0.62
December 31, 2012	$24,648,140	$22,866,429	$3,072,864	98,822	$28.19	$1.02
September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809	$29.60	$0.83
June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91
March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96
December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99
September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12
June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01
March 31, 2010	$7,125,065	$6,102,661	$929,433	36,472	$25.48	$1.21

(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

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

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to improve the employment outlook and increase growth in the U.S. economy. To accomplish this goal, it announced that it would purchase at least $40 billion of agency securities per month on an “open-ended” timeline, in addition to the reinvestment of the proceeds of principal repayments from its existing MBS holdings. Additionally, it pledged to keep short-term interest rates near zero for an extended period of time.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and were subject to individual adoption by member nations, including the United States by January 1, 2013. As of April 2013, the majority of countries had not formally adopted Basel III and were still working on writing final rules. It is unclear how the adoption of Basel III will affect our business at this time.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At March 31, 2013, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 9.0% of our equity at March 31, 2013. At March 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of		Exposure as a
	Counterparties	Exposure (1)	percentage of equity
England	1	$59,404	1.9%
France	1	45,775	1.5%
Germany	2	42,499	1.4%
Netherlands	1	55,488	1.8%
Scotland	1	23,719	0.8%
Switzerland	1	47,876	1.6%

	7	$274,761	9.0%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries . This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair of swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

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

	30- day LIBOR	Federal Funds	Two-Year Treasury	10-Year Treasury
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.25%	0.24%	1.88%
September 30, 2011	0.24%	0.25%	0.25%	1.92%
June 30, 2011	0.19%	0.25%	0.46%	3.16%
March 31, 2011	0.24%	0.25%	0.83%	3.47%
December 31, 2010	0.26%	0.25%	0.60%	3.30%
September 30, 2010	0.26%	0.25%	0.43%	2.51%
June 30, 2010	0.35%	0.25%	0.61%	2.93%
March 31, 2010	0.25%	0.25%	1.02%	3.83%

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

Quarter ended	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One-Month CPR (3)
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
March 31, 2011	5.61%	22.44%	17.5
December 31, 2010	7.81%	31.26%	23.9
September 30, 2010	8.48%	33.91%	25.5
June 30, 2010	11.27%	45.08%	29.1

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Book Value per Share

As of March 31, 2013, our book value per share of common stock (total shareholders’ equity less aggregate liquidation preference of preferred stock divided by shares of common stock outstanding) was $28.18 which was fairly stable from the $28.19 book value at December 31, 2012. The unrealized gain per share on our agency securities decreased but was offset as the unrealized loss per share on our interest rate swaps decreased. Although we attempt to structure our interest rate swap portfolio to offset the changes in asset prices, the price movements of the swaps and mortgage-backed securities are not perfectly correlated, and depend on a variety of market forces. The following table shows the components of our book value on a per share basis at each period end:

	Common	Undistributed	Unrealized Gain/(Loss)	Unrealized Gain/(Loss) on	Book Value
As of	Equity	Earnings	on MBS	Interest Rate Swaps	Per Share
March 31, 2013	$25.15	0.30	4.94	(2.21)	$28.18
December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19
September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84
September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83
June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83
March 31, 2010	$21.32	0.24	5.25	(1.33)	$25.48

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At March 31, 2013 and December 31, 2012, we owned $25.2 billion and $23.9 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of March 31, 2013 and December 31, 2012, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.84 and 102.85, respectively, of face value. As of March 31, 2013 and December 31, 2012, we had approximately $703.7 million and $648.2 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended March 31, 2013, we purchased approximately $3.5 billion of agency securities with a weighted average coupon of 2.27%.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at March 31, 2013:

(dollars in thousands)	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$13,895,410	$(83)	$325,422	$14,220,749	56.5%
Fixed Rate	1,727,620	(1,457)	5,153	1,731,316	6.9%

Total Fannie Mae	15,623,030	(1,540)	330,575	15,952,065

Freddie Mac Certificates
ARMS	8,186,654	(20)	146,196	8,332,830	33.1%
Fixed Rate	871,722	(8)	6,121	877,835	3.5%

Total Freddie Mac	9,058,376	(28)	152,317	$9,210,665

Total Agency Securities	$24,681,406	$(1,568)	$482,892	$25,162,730

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2012:

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939	60.3%
Fixed Rate	743,299		9,296	752,595	3.1%

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723	33.4%
Fixed Rate	744,720	—	11,274	755,994	3.2%

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

Adjustable-rate securities

As of March 31, 2013, our investment portfolio consisted of ARM securities as follows:

				Weighted Avg.
(dollars in thousands)	% of ARM	Current	Weighted Avg.	Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-12	3.8%	$799,726	3.37%	$101.26	$809,779	$106.84	$854,459
13-24	5.8%	1,232,202	4.00%	$102.19	$1,259,209	$106.18	$1,308,304
25-36	11.9%	2,550,485	3.27%	$102.35	$2,610,534	$105.34	$2,686,575
37-48	12.5%	2,682,662	2.87%	$102.56	$2,751,344	$104.92	$2,814,598
49-60	15.1%	3,243,658	2.93%	$102.63	$3,329,016	$105.13	$3,410,205
61-72	12.9%	2,756,031	3.02%	$102.96	$2,837,517	$105.31	$2,902,504
73-84	34.6%	7,463,299	2.34%	$103.37	$7,715,011	$104.47	$7,796,915
85-96	0.6%	134,473	2.94%	$103.30	$138,912	$105.03	$141,231
97-108	—	—	—	—	—	—	—
109-120	2.8%	609,266	2.80%	$103.52	$630,742	$104.85	$638,788

Total/Weighted Average	100.0%	$21,471,802	2.84%	$102.84	$22,082,064	$105.04	$22,553,579

As of December 31, 2012, our investment portfolio consisted of ARM securities as follows:

				Weighted Avg.
(dollars in thousands)	% of ARM	Current	Weighted Avg.	Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-12	4.1%	$856,698	4.03%	$101.24	$867,348	$106.79	$914,832
13-24	4.3%	911,412	3.88%	$102.28	932,202	$106.08	966,854
25-36	10.2%	2,155,206	3.60%	$102.27	2,204,154	$105.55	2,274,763
37-48	14.3%	3,059,130	3.06%	$102.38	3,132,043	$104.84	3,207,245
49-60	16.1%	3,450,959	2.76%	$102.82	3,548,369	$104.81	3,616,891
61-72	13.5%	2,868,337	3.26%	$102.55	2,941,356	$105.54	3,027,295
73-84	33.9%	7,276,854	2.44%	$103.37	7,522,264	$104.54	7,607,359
85-96	0.6%	126,924	3.08%	$103.47	131,327	$105.17	133,487
97-108	—	—	—	$—	—	$—	—
109-120	2.9%	610,509	2.81%	$103.53	632,087	$105.00	641,013
121-140	0.1%	19,995	2.69%	$103.72	20,739	$104.65	20,923

Total/Weighted Average	100.0%	$21,336,024	2.95%	$102.79	$21,931,889	$105.04	$22,410,662

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

As of March 31, 2013 and December 31, 2012, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 58 months and 59 months, respectively after which time the interest rates reset and become adjustable annually. At March 31, 2013, approximately 1.3% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At March 31, 2013, 97.5% of our agency ARMs were still in their initial fixed-rate period and 2.5% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At March 31, 2013, we owned $2.6 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at March 31, 2013.

Wtd Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)

155-167	12.5%	$309,121	3.00%	$103.65	$320,419	$105.63	$326,529
168-180	87.5%	2,196,734	2.51%	$103.74	2,278,922	$103.91	2,282,622

Total/Weighted Average	100.0%	$2,505,855	2.57%	$103.73	$2,599,341	$104.12	$2,609,151

The following table details our fixed rate portfolio at December 31, 2012.

Wtd Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)

155-167	6.8%	$95,979	3.00%	$103.36	$99,201	$106.44	$102,158
168-180	93.2%	1,339,726	2.60%	$103.66	1,388,818	$104.98	1,406,431

Total/Weighted Average	100.0%	$1,435,705	2.62%	$103.64	$1,488,019	$105.08	$1,508,589

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

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBAs, do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, we account for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. Since we purchase forward for the purposes of holding the securities for investment, we consider all of our agency securities, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of March 31, 2013 and December 31, 2012, we had established 31 borrowing relationships with various investment banking firms and other lenders. We had outstanding balances under our repurchase agreements at March 31, 2013 and December 31, 2012 of $22.6 billion and $22.9 billion, respectively.

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

As of March 31, 2013, we had entered into 84 interest rate swap agreements with 14 counterparties to hedge a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $11.1 billion of borrowings under our repurchase agreements. We also invest in Euro Dollar Futures Contracts (“Futures Contracts”) as part of our strategy to mitigate interest rate risk. At March 31, 2013, we had invested in Futures Contracts which are designed to replicate interest rate swaps with a notional amount of $200.0 million with a weighted average swap equivalent rate of 1.04% and weighted average term of 42 months. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)
	March 31, 2013	March 31, 2012
Statement of Income Data
Interest income on mortgage-backed securities	$124,241	$112,759
Interest income on short-term cash investments	442	333
Interest Expense	(53,277)	(41,109)

Net Interest Income	71,406	71,983
Operating Expenses	(6,718)	(5,184)
Gain on sale of mortgage-backed securities	2,500	2,505
Net gain on futures contracts	51	—

Net income	$67,239	$69,304
Dividends on preferred stock	(5,480)	—

Net income available to common shareholders	$61,759	$69,304

Earnings per share—common stock, basic	$0.62	$0.89
Earnings per share—common stock, diluted	$0.62	$0.89
Weighted average shares outstanding	98,827,587	77,610,117
Distributions per common share	$0.70	$0.90

Key Portfolio Statistics
Average MBS (1)	$24,126,341	$17,259,040
Average Repurchase Agreements (2)	$22,342,818	$15,981,764
Average Equity (3)	$3,066,197	$2,113,079
Average Portfolio Yield (4)	2.06%	2.61%
Average Cost of Funds (5)	0.95%	1.03%
Interest Rate Spread (6)	1.11%	1.58%
Return on Average Equity (7)	8.86%	13.12%
Average Annual Portfolio Repayment Rate (8)	26.01%	25.67%
Debt to Equity (at period end) (9)	7.4:1	6.2:1
Debt to Additional Paid in Capital (at period end) (10)	8.1:1	6.7:1
Selected Balance Sheet Data (at period end)
Mortgage-backed securities	$25,162,730	$18,323,972
Total Assets	26,098,861	21,333,288
Repurchase Agreements	22,586,932	16,556,630
Stockholder’s Equity	3,072,265	2,669,300

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.
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

Results of Operations

Three months ended March 31, 2013 and 2012

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended March 31, 2013 was $124.7 million, as compared to $113.1 million for the quarter ended March 31, 2012. The most significant factor in this increase was the larger securities portfolio. Our average agency securities for the quarter ended March 31, 2013 was $24.1 billion as compared to $17.3 billion for the quarter ended March 31, 2012. The changes in our interest income generally is not exactly proportionate to the increase in our average agency securities because the coupon rate on our recent purchases will be at different rates than in the portfolio in the comparable period. Our weighted average coupon at March 31, 2013 was 2.81%, as compared to 3.37% at March 31, 2012, so although the portfolio was approximately 40% larger, our average earning rate was materially less. Since mortgage rates fluctuate, they will increase or decrease our overall average coupon rate as we vary the amount of securities in our portfolio. The difference between our interest income and interest expense is more important than the absolute level of rates.

Our annualized yield on average assets for the quarter ended March 31, 2013 was 2.06% as compared to 2.61% for the quarter ended March 31, 2012. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities. Our yield decrease was mostly a function of a lower average coupon rate, as our portfolio premium amortized at a similar rate as the comparable period. Our annualized rate of portfolio repayment for the three months ended March 31, 2013 was 26.01%, which was slightly higher than the rate of 25.67% for the three months ended March 31, 2012.

Our interest expense for the quarter ended March 31, 2013 was $53.3 million as compared to $41.1 million for the quarter ended March 31, 2012. Our average borrowings increased from $16.0 billion for the quarter ended March 31, 2012 to $22.3 billion for the quarter ended March 31, 2013, due to the increase in portfolio size. Our annualized weighted average cost of funds, including hedges, was 0.95% for the quarter ended March 31, 2013, as compared to 1.03% for the quarter ended March 31, 2012. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps compared to LIBOR, and 3) the total notional amount of the interest rate swaps.

Our net interest income for the quarter ended March 31, 2013 was $71.4 million, and our net interest margin, or “spread”, was 1.11%. For the quarter ended March 31, 2012, our net interest income was $72.0 million and our spread was 1.58%. This decrease in our spread was directly due to our decreased portfolio yield, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $132.9 million of securities in the first quarter of 2013, realizing gains of $2.5 million. We sold $620 million of securities in the first quarter of 2012, realizing gains of $2.5 million.

Our total operating expenses for the quarters ended March 31, 2013 and 2012 were $6.7 million and $5.2 million, respectively. The majority of this increase was due to the increase in the fee we pay our manager. The management fee is based on our equity, which grew significantly from the prior year. This equates to an annualized expense ratio of 88 and 98 basis points, respectively, of average shareholder’s equity for the quarters ended March 31, 2013 and 2012. While our expenses increased, the increase in our average equity, which was due to the additional equity capital raised in our offerings, decreased the ratio as compared to a year ago.

Our net income available to common shareholders for the quarter ended March 31, 2013 was $61.8 million or $0.62 per weighted average share. This represents an annualized return on average equity of 8.86% for the period. For the quarter ended March 31, 2012, our net income was $69.3 million or $0.89 per weighted average share, and the annualized return on average equity was 13.12%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Weighted Average	Contractual	Total Contractual
(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation
Within 30 days	$19,788,340	0.40%	$4,888	$19,793,228
30 days to 3 months	2,798,592	0.37%	1,351	2,799,943
3 months to 36 months	—	—	—	—

	$22,586,932	0.39%	$6,239	$22,593,171

	December 31, 2012
		Weighted Average	Contractual	Total Contractual
(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation
Within 30 days	$20,500,568	0.47%	$5,855	$20,506,423
30 days to 3 months	2,365,861	0.48%	940	2,366,801
3 months to 36 months	—	—	—	—

	$22,866,429	0.47%	$6,795	$22,873,224

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of March 31, 2013.

(dollars in thousands)		Fair Market	Due to
Face	Cost	Value	Brokers
$1,056,500	$1,090,940	$1,095,098	$1,090,940

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2013. These agreements were for a total notional amount of $11.1 billion, had a weighted average rate of 1.43% and a weighted average term of 30 months.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At March 31, 2013, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 24 of these counterparties.

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

(In thousands)	Average Daily	Repurchase	Highest Daily	Lowest Daily
	Repurchase	Agreements at	Repurchase Balance	Repurchase Balance
	Agreements	Period End	During Quarter	During Quarter
March 31, 2013	$22,342,818	$22,586,932	$23,017,196	$21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200
December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989
September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419
June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811
March 31, 2010	6,222,923	6,102,661	6,346,518	6,047,628

As of March 31, 2013 and December 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.3% and 4.4%, respectively (weighted by borrowing amount). This rate remained fairly consistent as lending conditions have been stable.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of March 31, 2013 and December 31, 2012, we had approximately $1.8 billion in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Similar to the valuation margin calls that we receive on our repurchase agreements, we also receive margin calls on our derivative instruments when the value of a hedge position declines. This typically occurs when prevailing market rates decrease, with the severity of the decrease also dependent on the term of the hedges involved. The amount of any margin call will generally be dollar for dollar on a daily basis. Our posting of collateral with our hedge counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

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

As of March 31, 2013, the weighted average haircut under our repurchase facilities was approximately 4.3%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.4:1.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity. During the 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from fully underwritten offerings we completed in March and August.

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

On February 29, 2012, we entered into sales agreements (the “2012 Sales Agreements”) with Cantor Fitzgerald & Co. (“Cantor”) and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”). Under the terms of the 2012 Sales Agreements, we may offer and sell up to 10,000,000 shares of our common stock from time to time through Cantor or JMP, each acting as agent and/or principal. The shares of our common stock issuable pursuant to the 2012 Program are registered with the SEC on our Registration Statement on Form S-3 (No. 333-179805), which became effective upon filing on February 29, 2012. During the three months ended March 31, 2013, we did not sell any shares of common stock under the 2012 Sales Agreements.

During the three months ended March 31, 2013, we did not sell any shares of common stock under the 2012 Sales Agreement.

On March 30, 2012, we completed a secondary public offering of 20,125,000 shares of common stock, including 2,625,000 shares pursuant to the underwriters’ overallotment option, at a price to us of $26.81 per share, and received net proceeds of approximately $539.4 million after the payment of underwriting discounts and expenses.

On August 27, 2012, we issued 11,500,000 shares of our 7.625% Series A Cumulative Redeemable Preferred Stock, including 1,500,000 shares pursuant to the underwriters’ overallotment option, at a price of $25.00 per share and received net proceeds of approximately $278.3 million after the payment of underwriting discounts and expenses.

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

We generally seek to borrow (on a recourse basis) between eight and 12 times the amount of our shareholders’ equity. At March 31, 2013 and December 31, 2012, our total borrowings were approximately $22.6 billion and $22.9 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.4:1.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of March 31, 2013, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $11.1 billion of our repurchase agreements.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2013 and December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(6.73%)	(1.77%)
+ 0.50%	(1.28%)	(0.88%)
- 0.50%	0.07%	0.32%
- 1.00%	(11.80%)	0.66%

December 31, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(5.02%)	(0.90%)
+ 0.50%	(0.37%)	(0.44%)
- 0.50%	3.86%	0.18%
- 1.00%	(7.09%)	0.33%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at March 31, 2013 and December 31, 2012, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 20, 2013.

We are highly dependent on information and communications systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

Our business is highly dependent on information and communications systems. Any failure or interruption of our manager’s systems or cyber-attacks or security breaches of our manager’s networks or systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our agency securities transactions.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on our manager’s financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our manager’s networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: April 30, 2013	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2013.