Form 10-Q
period 2013-06-30
Hatteras Financial Corp
filed 2013-07-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2013
Common Stock ($0.001 par value)	98,830,054

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)	(Unaudited)

	June 30, 2013	December 31, 2012
Assets

Mortgage-backed securities, at fair value (including pledged assets of $24,163,526 and $22,591,973 at June 30, 2013 and December 31, 2012, respectively)	$25,256,043	$23,919,251
Cash and cash equivalents	88,987	168,424
Restricted cash	149,210	281,021
Unsettled purchased mortgage-backed securities, at fair value	133,597	138,338
Receivable for securities sold	7,251	1,587,535
Accrued interest receivable	73,957	77,113
Principal payments receivable	199,553	190,832
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	25,921	-
Other assets	26,856	26,604

Total assets	$25,976,375	$26,404,118

Liabilities and shareholders’ equity
Repurchase agreements	$23,077,252	$22,866,429
Payable for unsettled securities	136,373	137,121
Accrued interest payable	4,773	7,592
Interest rate hedge liability	157,869	243,945
Dividend payable	73,809	73,804
Accounts payable and other liabilities	47,210	2,363

Total liabilities	$23,497,286	$23,331,254

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 98,830,054 and 98,822,654 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	99	99
Additional paid-in capital	2,495,559	2,494,303
Retained earnings	26,012	37,356
Accumulated other comprehensive (loss) income	(320,833)	262,854

Total shareholders’ equity	2,479,089	3,072,864

Total liabilities and shareholders’ equity	$25,976,375	$26,404,118

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Interest income:
Interest income on mortgage-backed securities	$ 115,115	$ 128,720	$ 239,356	$ 241,480
Interest income on short-term cash investments	359	441	801	773

Total interest income	115,474	129,161	240,157	242,253

Interest expense	52,079	46,169	105,356	87,278

Net interest income	63,395	82,992	134,801	154,975

Operating expenses:
Management fee	4,714	4,312	9,434	8,154
Share based compensation	627	425	1,256	854
General and administrative	1,602	1,316	2,971	2,229

Total operating expenses	6,943	6,053	13,661	11,237

Other income:
Net gain on sale of mortgage-backed securities	8,802	12,205	11,302	14,710
Net gain on futures contracts	5,485	-	5,536	-

Total other income	14,287	12,205	16,838	14,710

Net income	70,739	89,144	137,978	158,448
Dividends on preferred stock	5,480	–	10,960	–

Net income available to common shareholders	$ 65,259	$ 89,144	$ 127,018	$ 158,448

Earnings per share - common stock, basic	$ 0.66	$ 0.91	$ 1.29	$ 1.80

Earnings per share - common stock, diluted	$ 0.66	$ 0.91	$ 1.29	$ 1.80

Dividends per share of common stock	$ 0.70	$ 0.90	$ 1.40	$ 1.80

Weighted average common shares outstanding, basic	98,830,054	97,969,074	98,828,827	87,789,596

Weighted average common shares outstanding, diluted	98,830,054	97,969,074	98,828,827	87,789,596

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$70,739	$89,144	$137,978	$158,448

Other comprehensive (loss) income:

Net unrealized (losses) gains on securities available for sale	(627,560)	47,241	(646,412)	72,072
Net unrealized gains (losses) on interest rate hedges	37,679	(33,988)	62,725	(31,734)

Other comprehensive (loss) income	(589,881)	13,253	(583,687)	40,338

Comprehensive (loss) income	($519,142)	$102,397	($445,709)	$198,786

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2013

(Unaudited)

	7.625% Series A
	Cumulative
	Redeemable				Accumulated
(Dollars in thousands)	Preferred	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Amount	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2012	$278,252	$99	$2,494,303	$37,356	$262,854	3,072,864
Issuance of preferred stock	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Share based compensation expense	-	-	1,256	-	-	1,256
Dividends declared on common stock	-	-	-	(138,362)	-	(138,362)
Dividends declared on preferred stock	-	-	-	(10,960)	-	(10,960)
Net income	-	-	-	137,978	-	137,978
Other comprehensive loss	-	-	-	-	(583,687)	(583,687)

Balance at June 30, 2013	$278,252	$99	$2,495,559	$26,012	($320,833)	2,479,089

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the six	For the six
	months ended	months ended
Operating activities	June 30, 2013	June 30, 2012

Net income	$ 137,978	$ 158,448
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	92,058	65,475
Amortization related to interest rate swap agreements	163	184
Share based compensation expense	1,256	854
Hedge ineffectiveness	(96)	338
Net gain on sale of mortgage-backed securities	(11,302)	(14,710)
Net gain on sale of futures contracts	(5,536)	–
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	3,156	(10,831)
Increase in other assets	(730)	(578)
Decrease in accrued interest payable	(2,819)	(203)
Increase (decrease) in accounts payable and other liabilities	1,122	(379)

Net cash provided by operating activities	215,250	198,598

Investing activities
Purchases of mortgage-backed securities	(6,029,805)	(8,959,135)
Principal repayments of mortgage-backed securities	3,180,421	1,938,005
Sale of mortgage-backed securities	2,361,380	2,383,298

Net cash used in investing activities	(488,004)	(4,637,832)

Financing activities
Issuance of common stock, net of cost of issuance	–	570,589
Cash dividends paid	(149,317)	(139,030)
Increase (decrease) in restricted cash on swap arrangements	131,811	(41,164)
Proceeds from repurchase agreements	126,103,804	102,306,555
Principal repayments on repurchase agreements	(125,892,981)	(98,316,070)

Net cash provided by financing activities	193,317	4,380,880

Net decrease in cash and cash equivalents	(79,437)	(58,354)
Cash and cash equivalents, beginning of period	168,424	347,045

Cash and cash equivalents, end of period	$ 88,987	$ 288,691

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 108,123	$ 87,481

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$ 1,042,436	$ 2,160,647

Receivable for securities sold	$ 7,251	$ -

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$ 5,480	$ -

Dividends declared on common stock, not yet paid	$ 69,181	$ 88,267

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(Dollars in thousands except per share amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007. The Company was formed to invest in residential mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“agency securities”). The Company has a newly formed wholly owned subsidiary Diamond Shoals Funding LLC, a North Carolina limited liability company that currently has no business activity. The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, agency securities (settled and unsettled), forward purchase commitments, debt security held to maturity, receivable for securities sold, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, restricted cash, receivable for securities sold, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs. The carrying amount of repurchase agreements is deemed to approximate fair value since the agreements are based upon a variable rate of interest and are valued using Level 2 inputs. See Note 4 for discussion of the fair value of agency securities and forward purchase commitments. See Note 5 for discussion of the fair value of the held to maturity debt security. See Note 7 for discussion of the fair value of derivative instruments.

The Company limits its exposure to credit losses on its portfolio of securities by purchasing agency securities. The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics. See Note 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including repurchase agreements, interest rate swap agreements, and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See Note 6 for additional information on repurchase agreements and Note 7 for additional information on interest rate swap agreements.

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

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.” In deciding whether or not a security is other-than-temporarily impaired, the Company uses a two step evaluation process. First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

Derivative Instruments

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The objectives of our risk management strategy are 1) to attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates, and 2) to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that we use are interest rate swaps. We also purchase or sell Euro Dollar Futures Contracts (“Futures Contracts”) to replicate the hedging results achieved with interest rate swaps. We do not enter any of these transactions for speculative purposes.

The Company accounts for derivative instruments in accordance with ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815. Changes in fair value related to derivatives not in hedge designated relationships are recorded in gain (loss) on derivative instruments whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income and later reclassified to income at the time that the hedged transactions affect earnings. Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement in interest expense.

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

Offsetting of Assets and Liabilities

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $627 and $425 for the three months ended June 30, 2013 and 2012, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $1,256 and $854 for the six months ended June 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In October 2011, the FASB issued a proposed Accounting Standards Update (“ASU”) ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic, which may have resulted in a material modification to the presentation of the Company’s financial statements. In June 2013, the FASB released ASU 2013-08 Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements that set forth new guidance on determining whether a company is subject to investment company accounting. These final rules maintained the scope exemption for real estate investment trusts.

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. This disclosure was adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this update, enhanced disclosures are required for items reclassified out of accumulated other comprehensive income. This update is effective for the first interim or annual period beginning on or after December 15, 2012. The disclosure was adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Other than the Futures Contracts, all of the Company’s agency securities and hedging assets and liabilities were valued using Level 2 inputs at June 30, 2013 and December 31, 2012. The Futures Contracts were valued using Level 1 inputs at June 30, 2013. See Notes 4 and 7, respectively for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012

	Carrying	Fair	Carrying	Fair

	Value	Value	Value	Value
Assets

Mortgage-backed securities	$25,256,043	$25,256,043	$23,919,251	$23,919,251

Cash and cash equivalents	88,987	88,987	168,424	168,424

Restricted cash	149,210	149,210	281,021	281,021

Unsettled purchased mortgage backed securities	133,597	133,597	138,338	138,338

Receivable for securities sold	7,251	7,251	1,587,535	1,587,535

Accrued interest receivable	73,957	73,957	77,113	77,113

Principal payments receivable	199,553	199,553	190,832	190,832

Debt security	15,000	14,216	15,000	13,981

Interest rate hedge asset	25,921	25,921	-	-

Short term investment*	19,916	19,916	20,187	20,187

Forward purchase commitments*	-	-	5,452	5,452

Futures contracts*	5,587	5,587	-	-

Liabilities

Repurchase agreements	$23,077,252	$23,077,252	$22,866,429	$22,866,429

Payable for unsettled securities	136,373	136,373	137,121	137,121

Accrued interest payable	4,773	4,773	7,592	7,592

Interest rate hedge liability	157,869	157,869	243,945	243,945

Forward purchase commitments**	43,724	43,724	-	-

*These lines are included in Other assets on the balance sheets

**This line included in accounts payable and other liabilities on the balance sheets.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At June 30, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The following table presents certain information about the Company’s agency securities at June 30, 2013.

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,043,290	$(147,577)	$153,385	$14,049,098
Fixed Rate	2,127,131	(60,120)	-	2,067,011

Total Fannie Mae	16,170,421	(207,697)	153,385	16,116,109

Freddie Mac Certificates
ARMS	8,513,715	(115,264)	47,027	8,445,478
Fixed Rate	714,585	(20,129)	-	694,456

Total Freddie Mac	9,228,300	(135,393)	47,027	9,139,934

Total Agency Securities	$25,398,721	$(343,090)	$200,412	$25,256,043

The following table presents certain information about the Company’s agency securities at December 31, 2012.
	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939
Fixed Rate	743,299		9,296	752,595

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723
Fixed Rate	744,720	-	11,274	755,994

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

The components of the carrying value of available-for-sale agency securities at June 30, 2013 and December 31, 2012 are presented below.

	June 30, 2013	December 31, 2012
Principal balance	$24,662,486	$22,771,731
Unamortized premium	736,237	648,181
Unamortized discount	(2)	(4)
Gross unrealized gains	200,412	499,464
Gross unrealized losses	(343,090)	(121)

Carrying value/estimated fair value	$25,256,043	$23,919,251

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis. At June 30, 2013 and December 31, 2012, the Company had the following securities in a loss position presented below:

	Less than 12 months		Less than 12 months
	as of June 30, 2013		as of December 31, 2012

	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss

Fannie Mae Certificates
ARMS	$ 7,100,520	$ (147,577)	$ 149,954	$ (100)
Fixed Rate	2,067,011	(60,120)	-	-
Freddie Mac Certificates
ARMS	5,775,068	(115,264)	41,625	(21)
Fixed Rate	694,456	(20,129)	-	-

Total temporarily impaired securities	$15,637,055	$ (343,090)	$191,580	$ (121)

The Company did not make the decision to sell the above securities as of June 30, 2013 and December 31, 2012, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The following table presents components of interest income on the Company’s agency securities portfolio for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Coupon interest on MBS	$163,964	$164,652	$331,397	$306,954
Net premium amortization	(48,849)	(35,932)	(92,041)	(65,474)

Interest income on MBS, net	$115,115	$128,720	$239,356	$241,480

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

Unsettled Agency Securities Purchases

While most of the Company’s purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA’s do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following tables show the agency securities forward purchase commitments shown as a net liability in accounts payable and other liabilities on the balance sheets as of June 30, 2013 and shown as a net asset in other assets on the balance sheets as of December 31, 2012.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Liability
June 30, 2013	$876,000	$906,063	$875,797	$906,063	$30,266

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
December 31, 2012	$565,000	$585,100	$587,247	$585,100	$2,147

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

At June 30, 2013 and December 31, 2012, the Company also had other forward purchase commitments treated as a derivatives liability in the amount of $13,458 and a derivative asset in the amount of $3,305, respectively.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”). The Company estimates the fair value of this note to be approximately $14,216, which was determined by present valuing the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At June 30, 2013 and December 31, 2012, the Company had repurchase agreements in place in the amount of $23,077,252 and $22,866,429, respectively, to finance MBS purchases. As of June 30, 2013 and December 31, 2012, the weighted average interest rate on these borrowings was 0.37% and 0.47%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At June 30, 2013 and December 31, 2012, the Company had repurchase agreements outstanding with 25 and 24 counterparties with a weighted average contractual maturity 0.8 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	June 30, 2013		December 31, 2012

		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$22,569,149	0.37%	$ 20,500,568	0.47%
30 days to 3 months	508,103	0.38%	2,365,861	0.48%

	$23,077,252	0.37%	$22,866,429	0.47%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at June 30, 2013 and December 31, 2012 was $24,216,775 and $24,268,949, respectively.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade. The table below presents the fair value of the Company’s derivative instruments as well as their classification on the balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Derivative Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	Interest rate hedge asset	$25,921	$-
Forward purchase commitments	Other assets	-	5,452
Futures contracts	Other assets	5,587	-
Interest rate swaps	Interest rate hedge liability	$157,869	$243,945
Forward purchase commitments	Accounts payable and other liabilities	43,724	$-

Cash Flow Hedges of Interest Rate Risk

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rates on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically lock up interest rates on a portion of the Company’s repurchase agreements for the terms of the swaps. Although the Company’s objective is to hedge the risk associated with changing repurchase agreement rates, the Company’s hedges are benchmark interest rate hedges which perform with reference to LIBOR. Therefore, the Company remains at risk to the variability of the spread between repurchase agreement rates and LIBOR interest rates.

For qualifying derivatives under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2013 and 2012, these effective hedge gains (losses) which were reclassified into earnings totaled $57,294 and ($59,168), respectively. During the six months ended June 30, 2013 and 2012, these effective hedge gains (losses) which were reclassified into earnings totaled $51,385 and ($87,591), respectively. Ineffective hedge gains (losses) are recorded on a current basis in earnings and for the three months ended June 30, 2013 and 2012, the Company recorded $212 and ($169) of hedge ineffectiveness gain (loss) in earnings, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded $96 and ($338), respectively, hedge ineffectiveness gain (loss) in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is accrued and paid on the Company’s repurchase agreements. During the next 12 months, the Company estimates that an additional $113,831 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows with interest rate swaps for current and forecasted transactions over a weighted-average period of 28 months. The table below shows the remaining term of the Company’s interest rate swaps as of June 30, 2013.

		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$1,200,000	7	1.90%
Over 12 months to 24 months	3,800,000	19	1.78%
Over 24 months to 36 months	2,700,000	30	1.30%
Over 36 months to 48 months	2,600,000	43	0.91%
Over 48 months to 60 months	800,000	53	0.93%

Total	$11,100,000	28	1.41%

Non-designated Hedge Instruments

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur. The change in the fair value of Futures Contracts not designated and documented as hedges is recorded through earnings each period. During the three and six months ended June 30, 2013, the Company recognized a gain of $5,485 and $5,536, respectively, related to the change in fair value of these contracts. As of June 30, 2013, the fair value of these Futures Contracts was $5,587.

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain agency securities. The Company’s total Futures Contracts designed to replicate interest rate swaps had a notional equivalent amount of $800,000 at June 30, 2013 with a weighted average swap equivalent rate of 1.35% and a weighted average term of 56 months as of June 30, 2013. The Company did not own Futures Contracts at December 31, 2012.

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities. The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of June 30, 2013.

	Assets	Cash Collateral Posted	Net Amount
Interest rate swaps	$25,921	$-	$25,921
Futures contracts	5,587	4,862	10,449

	Liabilities	Cash Collateral Posted	Net Amount
Interest rate swaps	$157,869	$144,348	$13,521
Forward purchase commitments

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2012.

	Assets	Cash Collateral Posted	Net Amount
Forward purchase commitments	$5,452	$-	$5,452

	Liabilities	Cash Collateral Posted	Net Amount
Interest rate swaps	$243,945	$281,021	$(37,076)

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2013.

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$57,294	Interest Expense	$30,585	Interest Expense	$212

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended June 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate	$59,168	Interest Expense	$28,352	Interest Expense	$169

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2013.

Derivative type for cash flow hedge	Amount of gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$51,385	Interest Expense	$60,515	Interest Expense	$96

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the six months ended June 30, 2012.

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)

Interest Rate	$87,591	Interest Expense	$56,164	Interest Expense	$338

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

	June 30, 2013	December 31, 2012

Beginning balance	(243,051)	($218,451)
Unrealized gain (loss) on interest rate swaps	51,385	(141,392)
Reclassification of net losses included in income statement	60,515	116,792

Ending balance	$ (131,151)	$ (243,051)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty. At June 30, 2013, the Company was in compliance with these requirements.

As of June 30, 2013, the fair value of derivatives in a net liability position related to these agreements was $0. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2013.

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

For the three and six months ended June 30, 2013, the Company did not issue any shares of common stock in at-the-market transactions.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock. As of June 30, 2013, the Company had not repurchased any shares of common stock under the Repurchase Program. During periods when the Company’s board of directors has authorized the Company to repurchase shares under the Repurchase Program, the Company will not be authorized to issue shares of common stock under the 2012 Program described above. Similarly, during periods when the Company’s board of directors has authorized the Company to issue shares of common stock under the 2012 Program, the Company will not be authorized to repurchase shares under the Repurchase Program.

9. Earnings per Share

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per share:
Net income	$70,739	$89,144	$137,978	$158,448
Less preferred stock dividends	5,480	—	10,960	—

Net income available to common shareholders	$65,259	$89,144	$127,018	$158,448

Weighted average shares	98,830,054	97,969,074	98,828,827	87,789,596

Basic earnings per share	$0.66	$0.91	$1.29	$1.80

Diluted earnings per share:
Net income	$70,739	$89,144	$137,978	$158,448
Less preferred stock dividends for antidilutive shares	5,480	—	10,960	—

Net income available to common shareholders	$65,259	$89,144	$127,018	$158,448

Diluted weighted average shares	98,830,054	97,969,074	98,828,827	87,789,596

Diluted earnings per share	$0.66	$0.91	$1.29	$1.80

There are not any potentially dilutive shares for the three and six months ended June 30, 2013 and 2012, respectively.

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

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Management Fee	$4,557	$3,572	$9,434	$10,195
Reimbursable Expenses	407	–	1,033	–

Total	$4,964	$3,572	$10,467	$10,195

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At June 30, 2013 and December 31, 2012, the Company owed ACA $2,152 and $2,120, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income (Loss)

The following table shows reclassifications in accumulated other comprehensive income (loss) for the three months ended June 30, 2013:

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Beginning balance accumulated other comprehensive income (loss) at 4/01/13	$481,323	$492	$(214)	$(212,553)	$269,048
Other comprehensive income (loss) before reclassification	(615,199)	(2,776)	(291)	13,569	(604,697)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	(492)	-	(6,476)	(6,968)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(8,802)	-	-		(8,802)
Amounts reclassified to interest expense				30,586	30,586

Net current period other comprehensive income (loss)	(624,001)	(3,268)	(291)	37,679	(589,881)

Ending balance accumulated other comprehensive income (loss) at 6/30/13	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)

The following table shows reclassifications in accumulated other comprehensive income for the six months ended June 30, 2013:

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Beginning balance accumulated other comprehensive income (loss) at 1/01/13	$499,343	$1,217	$(107)	$(237,599)	$262,854
Other comprehensive income (loss) before reclassification	(630,719)	(2,284)	(398)	14,138	(619,263)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	(1,709)	-	(11,928)	(13,637)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(11,302)	-	-		(11,302)
Amounts reclassified to interest expense				60,515	60,515

Net current period other comprehensive income (loss)	(642,021)	(3,993)	(398)	62,725	(583,687)

Ending balance accumulated other comprehensive income (loss) at 6/30/13	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)

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

Our focus on asset selection is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. Adjustable rate mortgages (“ARMs”) are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of June 30, 2013, our portfolio consisted of approximately $26.3 billion in market value of agency securities, consisting of $23.5 billion of adjustable-rate securities and $2.8 billion of fixed rate securities.

            The following table represents key data regarding our company since June 30, 2010:

(Dollars in thousands except per share amounts)
As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share

June 30, 2013	$26,251,979	$23,077,252	$2,479,089	98,830	$22.18	$0.66

March 31, 2013	$26,373,535	$22,586,932	$3,072,265	98,830	$28.18	$0.62

December 31, 2012	$24,648,140	$22,866,429	$3,072,864	98,822	$28.19	$1.02

September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809	$29.60	$0.83

June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91

March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89

December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92

September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04

June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04

March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96

December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99

September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12

June 30, 2010	$7,651,266	$5,982,998	$965,619	37,388	$25.83	$1.01

(1) Includes	unsettled purchases and forward commitments to purchase agency securities.

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

      Since that time, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress. The most recent bill in Congress to receive serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear whether this or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it will have on mortgage REITs.

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

In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to improve the employment outlook and increase growth in the U.S. economy. To accomplish this goal, it announced that it would purchase at least $40 billion of agency securities per month on an “open-ended” timeline, in addition to the reinvestment of the proceeds of principal repayments from its existing MBS holdings. Additionally, it pledged to keep short-term interest rates near zero for an extended period of time. It later increased the purchasing target from $40 billion to $85 billion per month. Most recently the discussion has focused on the ending or “tapering” of these purchases, which some are predicting to begin in the second half of 2013.

These programs have had many effects on our assets. One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin. Likewise, the recent talk of tapering the purchases has introduced large negative price moves of our assets. The unpredictability and size of these programs has injected additional volatility into the pricing and availability of our assets. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and were subject to individual adoption by member nations, including the United States by January 1, 2013. As of July 2013, the majority of countries had not formally adopted Basel III. It is unclear how the adoption of Basel III will affect our business at this time.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At June 30, 2013, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 10.1% of our equity at June 30, 2013. At June 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of Counterparties	Exposure (1)	Exposure as a percentage of equity
England	1	$ 35,228	1.4%
France	1	53,214	2.1%
Germany	2	35,348	1.4%
Netherlands	1	50,844	2.1%
Scotland	1	22,458	0.9%
Switzerland	1	53,700	2.2%

	7	$ 250,792	10.1%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30- day LIBOR	Federal Funds	Two-Year Treasury	10-Year Treasury

June 30, 2013	0.19%	0.07%	0.36%	2.49%

March 31, 2013	0.20%	0.09%	0.24%	1.85%

December 31, 2012	0.21%	0.09%	0.25%	1.78%

September 30, 2012	0.21%	0.09%	0.23%	1.63%

June 30, 2012	0.25%	0.09%	0.30%	1.65%

March 31, 2012	0.24%	0.09%	0.33%	2.21%

December 31, 2011	0.30%	0.25%	0.24%	1.88%

September 30, 2011	0.24%	0.25%	0.25%	1.92%

June 30, 2011	0.19%	0.25%	0.46%	3.16%

March 31, 2011	0.24%	0.25%	0.83%	3.47%

December 31, 2010	0.26%	0.25%	0.60%	3.30%

September 30, 2010	0.26%	0.25%	0.43%	2.51%

June 30, 2010	0.35%	0.25%	0.61%	2.93%

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

Quarter ended	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One-Month CPR (3)

June 30, 2013	7.03%	28.10%	20.8

March 31, 2013	6.50%	26.01%	19.0

December 31, 2012	6.64%	26.55%	19.8

September 30, 2012	6.90%	27.61%	20.5

June 30, 2012	6.36%	25.42%	19.7

March 31, 2012	6.42%	25.67%	19.6

December 31, 2011	6.85%	27.39%	20.8

September 30, 2011	7.14%	28.55%	21.7

June 30, 2011	4.64%	18.54%	14.9

March 31, 2011	5.61%	22.44%	17.5

December 31, 2010	7.81%	31.26%	23.9

September 30, 2010	8.48%	33.91%	25.5

June 30, 2010	11.27%	45.08%	29.1

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Book Value per Share

  As of June 30, 2013, our book value per share of common stock (total shareholders’ equity less aggregate liquidation preference of preferred stock divided by shares of common stock outstanding) was $22.18 which was a $6.00 decrease from the $28.18 book value at March 31, 2013. This was the largest period over period decrease we have experienced to date, and was largely driven by the decline in the prices of agency securities. The unrealized loss per share on our agency securities was ($1.91) at June 30, 2013, a decrease of $6.85 per share, from a gain of $4.94 per share on March 31, 2013. The unrealized loss per share on our interest rate swaps decreased to ($1.33) per share from ($2.21) on March 31, 2013. Although the primary purpose of our interest rate hedges is to synthetically fix future funding costs, we attempt to structure our interest rate hedge portfolio to also offset changes in our asset prices due to changes in interest rates. The price movements of our interest rate hedges and mortgage-backed securities are not perfectly correlated when interest rates change, and depend on a variety of market forces as the hedges may be valued off of a different benchmark than our assets. This mismatch in correlation, sometimes referred to as “basis risk” is not predictable and often occurs during times of illiquidity or other market disruptions. In the second quarter, for example, interest rates and prices changed more on agency securities than on U.S. Treasury securities or interest rate hedges with similar average lives. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share

June 30, 2013	$25.16	0.26	(1.91)	(1.33)	$22.18

March 31, 2013	$25.15	0.30	4.94	(2.21)	$28.18

December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19

September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60

June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45

March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30

December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08

September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32

June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72

March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11

December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84

September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83

June 30, 2010	$21.50	0.12	6.36	(2.15)	$25.83

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At June 30, 2013 and December 31, 2012, we owned $25.3 billion and $23.9 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of June 30, 2013 and December 31, 2012, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.99 and 102.85, respectively, of face value. As of June 30, 2013 and December 31, 2012, we had approximately $736.2 million and $648.2 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended June 30, 2013, we purchased approximately $2.9 billion of agency securities with a weighted average coupon of 2.23%.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at June 30, 2013:

(Dollars in thousands)	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,043,290	$(147,577)	$153,385	$14,049,098	55.7%
Fixed Rate	2,127,131	(60,120)	-	2,067,011	8.2%

Total Fannie Mae	16,170,421	(207,697)	153,385	16,116,109

Freddie Mac Certificates
ARMS	8,513,715	(115,264)	47,027	8,445,478	33.4%
Fixed Rate	714,585	(20,129)	-	694,456	2.7%

Total Freddie Mac	9,228,300	(135,393)	47,027	9,139,934

Total Agency Securities	$25,398,721	$(343,090)	$200,412	$25,256,043

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2012:

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939	60.3%
Fixed Rate	743,299		9,296	752,595	3.1%

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723	33.4%
Fixed Rate	744,720	-	11,274	755,994	3.2%

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

Adjustable-rate securities

As of June 30, 2013, our investment portfolio consisted of ARM securities as follows:

(Dollars in thousands) Months to Reset	% of ARM Portfolio	Current Face value(1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	3.9%	$833,434	2.93%	$101.29	$844,196	$106.40	$886,755
13-24	6.0%	1,276,823	3.95%	$102.32	1,306,484	$105.89	1,351,981
25-36	12.8%	2,751,990	3.17%	$102.40	2,817,912	$104.39	2,872,775
37-48	10.8%	2,359,605	2.63%	$102.69	2,423,176	$102.99	2,430,083
49-60	13.2%	2,880,306	3.07%	$102.61	2,955,497	$103.52	2,981,697
61-72	21.2%	4,651,072	2.67%	$103.15	4,797,678	$102.34	4,759,817
73-84	28.0%	6,251,251	2.21%	$103.38	6,462,677	$100.61	6,289,383
85-96	0.1%	13,075	3.64%	$103.46	13,527	$103.82	13,575
97-108	1.7%	387,101	2.86%	$103.44	400,408	$101.46	392,769
109-120	2.3%	517,595	2.45%	$103.45	535,450	$99.64	515,741

Total/Weighted Average	100.0%	$21,922,252	2.73%	$102.90	$22,557,005	$102.61	$22,494,576

As of December 31, 2012, our investment portfolio consisted of ARM securities as follows:

(dollars in thousands) Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$856,698	4.03%	$101.24	$867,348	$106.79	$914,832
13-24	4.3%	911,412	3.88%	$102.28	932,202	$106.08	966,854
25-36	10.2%	2,155,206	3.60%	$102.27	2,204,154	$105.55	2,274,763
37-48	14.3%	3,059,130	3.06%	$102.38	3,132,043	$104.84	3,207,245
49-60	16.1%	3,450,959	2.76%	$102.82	3,548,369	$104.81	3,616,891
61-72	13.5%	2,868,337	3.26%	$102.55	2,941,356	$105.54	3,027,295
73-84	33.9%	7,276,854	2.44%	$103.37	7,522,264	$104.54	7,607,359
85-96	0.6%	126,924	3.08%	$103.47	131,327	$105.17	133,487
97-108	-	-	-	$-	-	$-	-
109-120	3.0%	630,504	2.80%	$103.54	652,826	$104.99	661,936

Total ARMS	100.0%	$21,336,024	2.95%	$102.79	$21,931,889	$105.04	$22,410,662

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(5)	Market price is the dollar amount of market value, per $100 of nominal, or face value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

As of June 30, 2013 and December 31, 2012, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 58 months and 59 months, respectively after which time the interest rates reset and become adjustable annually. At June 30, 2013, approximately 1.0% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At June 30, 2013, 97.0% of our agency ARMs were still in their initial fixed-rate period and 3.0% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At June 30, 2013, we owned $2.8 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at June 30, 2013 (dollars in thousands).

	% of Fixed Rate Portfolio	Current Face value	Weighted Avg. Coupon	Weighted Avg. Amortized Purchase Price	Amortized Cost	Weighted Avg. Market Price	Market Value
Wtd Avg Months to Maturity
109-120	1.0%	28,479	2.50%	$104.43	29,741	$101.64	28,946
157-168	2.3%	60,756	3.00%	$103.83	63,083	$103.04	62,601
169-180	96.7%	2,650,998	2.50%	$103.69	2,748,892	$100.71	2,669,920

Total Fixed Rate/ Weighted Average	100.0%	$2,740,233	2.51%	$103.70	$2,841,716	$100.77	$2,761,467

The following table details our fixed rate portfolio at December 31, 2012 (dollars in thousands).

	% of Fixed Rate Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
155-167	6.8%	$95,979	3.00%	$103.36	$99,201	$106.44	$102,158
168-180	93.2%	1,339,726	2.60%	$103.66	1,388,818	$104.98	1,406,431

Total Fixed Rate/ Weighted Average	100.0%	$1,435,705	2.62%	$103.64	$1,488,019	$105.08	$1,508,589

(1)	The current face value is the current monthly remaining dollar amount of principal of a mortgage security. We compute current face value by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)	For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid. The percentages indicated in this column have not been adjusted to reflect the purchase price we paid for the face amount of security.

(3)	Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(4)	Amortized cost is our total purchase price for the mortgage security, adjusted for amortization as a result of scheduled and unscheduled principal paydowns.

(5)	Market price is the dollar amount of market value, per $100 of nominal, or face value, of the mortgage security. Under normal conditions, we compute market value by obtaining valuations for the mortgage security from separate and independent sources and averaging these valuations.

(6)	Market value is the total market value for the mortgage security.

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

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of June 30, 2013 and December 31, 2012, we had established 31 borrowing relationships with various investment banking firms and other lenders. We had an outstanding balance under our repurchase agreements at June 30, 2013 of $23.1 billion with 25 different counterparties. We had an outstanding balance of $22.9 billion at December 31, 2012 with 24 different counterparties.

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

As of June 30, 2013, we had entered into 83 interest rate swap agreements with 14 counterparties to hedge a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $11.1 billion of borrowings under our repurchase agreements. We also invest in Euro Dollar Futures Contracts (“Futures Contracts”) as part of our strategy to mitigate interest rate risk. At June 30, 2013, we had invested in Futures Contracts which are designed to replicate interest rate swaps with a notional amount of $800.0 million with a weighted average swap equivalent rate of 1.35% and weighted average term of 56 months. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)				Six months ended (unaudited)

	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Statement of Income Data
Interest income on mortgage-backed securities	$115,115		$128,720		$239,356		$241,480
Interest income on short-term cash investments	359		441		801		773
Interest Expense	(52,079)		(46,169)		(105,356)		(87,278)

Net Interest Income	63,395		82,992		134,801		154,975

Gain on sale of mortgage-backed securities	8,802		12,205		11,302		14,710
Gain on futures contracts	5,485		–		5,536		–

Operating Expenses	(6,943)		(6,053)		(13,661)		(11,237)

Net income	$70,739		$89,144		$137,978		$158,448
Dividends on preferred stock	(5,480)		–		(10,960)		–

Net income available to common shareholders	$65,259		$89,144		$127,018		$158,448

Earnings per share -common stock, basic	$0.66		$0.91		$1.29		$1.80

Earnings per share -common stock, diluted	$0.66		$0.91		$1.29		$1.80

Weighted average shares outstanding	98,830,054		97,969,074		98,828,827		87,789,596

Cash dividends declared per common share	$0.70		$0.90		$1.40		$1.80

Key Portfolio Statistics
Average MBS (1)	$24,824,334		$21,149,623		$24,477,266		$19,204,331
Average Repurchase Agreements (2)	$22,701,463		$19,599,942		$22,523,131		$17,790,853
Average Total Shareholders’ Equity (3)	$3,034,954		$2,762,948		$3,050,489		$2,438,013
Average Common Equity (4)	$2,756,702		$2,762,948		$2,772,237		$2,438,013
Average Portfolio Yield (5)	1.85%		2.43%		1.96%		2.51%
Average Cost of Funds (6)	0.92%		0.94%		0.94%		0.98%
Interest Rate Spread (7)	0.93%		1.49%		1.02%		1.53%
Return on Average Equity (8)	9.47%		12.91%		9.16%		13.00%
Average Annual Portfolio Repayment Rate (9)	28.10%		25.47%		27.07%		25.43%
Debt to Equity (at period end) (10)	9.3	:1	7.5	:1	9.3	:1	7.5	:1
Debt to Additional Paid in Capital (at period end) (11)	8.3	:1	8.1	:1	8.3	:1	8.1	:1

Selected Balance Sheet Data (at period end)
Mortgage-backed securities	$25,256,043		$22,367,121		$25,256,043		$22,367,121
Total Assets	25,976,375		24,018,320		25,976,375		24,018,320
Repurchase Agreements	23,077,252		20,152,860		23,077,252		20,152,860
Stockholder’s Equity	2,479,089		2,692,261		2,479,089		2,692,261

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.
(2)	Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.
(3)	Our daily average total shareholders’ equity was calculated by dividing the sum of our daily total shareholders’ equity during the period by the number of days in the period.
(4)	Our daily average common shareholders’ equity was calculated by dividing the sum of our daily common shareholders’ equity during the period by the number of days in the period.
(5)	Our average portfolio yield was calculated by dividing our interest income on mortgage-backed securities, net of amortization, by our average MBS.
(6)	Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(7)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(8)	Our return on average common equity was calculated by dividing net income available to common shareholders by average common equity.
(9)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(10)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(11)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

 Overview

We raised $539 million in March 2012 through public offerings of our common stock and $278 million in August 2012 through a preferred stock offering. The results discussed in this section should be read keeping in mind that the average portfolio size in 2013 was significantly larger than at June 2012. This factor may cause some metrics regarding our results of operations to be less than perfect comparisons, and not necessarily clear indicators of normalized performance.

Three months ended June 30, 2013 and 2012

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended June 30, 2013 was $115.5 million, as compared to $129.2 million for the quarter ended June 30, 2012. One of the most significant factors in this decrease was lower average coupon on our average earnings assets. Our average agency securities for the quarter ended June 30, 2013 was $24.8 billion as compared to $21.1 billion for the quarter ended June 30, 2012. The changes in our interest income generally is not exactly proportionate to the increase in our average agency securities because the coupon rate on our recent purchases will be at different rates than in the portfolio in the comparable period. Our weighted average coupon during the second quarter was 2.72%, as compared to 3.18% during the second quarter of 2012. The decline in average coupon was somewhat offset by a portfolio that was approximately 17% larger than the quarter ended June 2012. Since mortgage rates fluctuate, they will increase or decrease our overall weighted average coupon rate as we vary the amount of securities in our portfolio. The difference between our interest income and interest expense is more important than the absolute level of rates.

Our annualized yield on average assets for the quarter ended June 30, 2013 was 1.85% as compared to 2.43% for the quarter ended June 30, 2012. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities due to its impact on the amortization of premium on agency securities. Our yield decrease was both a function of a lower average coupon rate and the portfolio premium amortized at a higher rate than the comparable period. Our annualized rate of portfolio repayment for the three months ended June 30, 2013 was 28.1%, which was higher than the rate of 25.5% for the three months ended June 30, 2012. Our amortization expense was $48.8 for the three months ended June 30, 2013 and $35.9 million for the three months ended June 30, 2012. The increase in prepayments was largely brought on by the effects of the Federal Reserve’s focus on keeping mortgage rates low.

Our interest expense for the quarter ended June 30, 2013 was $52.1 million as compared to $46.2 million for the quarter ended June 30, 2012. Our average borrowings increased from $19.6 billion for the quarter ended June 30, 2012 to $22.7 billion for the quarter ended June 30, 2013, similar to the portfolio growth described above. Our annualized weighted average cost of funds, including hedges, was 0.92% for the quarter ended June 30, 2013, as compared to 0.94% for the quarter ended June 30, 2012. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps compared to LIBOR, and 3) the total notional amount of the interest rate swaps.

Our net interest income for the quarter ended June 30, 2013 was $63.4 million, and our net interest margin, or “spread”, was 0.93%. For the quarter ended June 30, 2012, our net interest income was $83.0 million and our spread was 1.49%. This decrease in our spread was directly due to our decreased portfolio yield due to increased premium amortization rates, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

We occasionally sell securities as part of normal portfolio adjusting. We typically will selectively sell certain of our MBS when we think they are likely to underperform in the future as compared with other investment opportunities. We sold $621.5 million of securities in the second quarter of 2013, realizing gains of $8.8 million. We sold $1.4 billion of securities in the second quarter of 2012, realizing gains of $12.2 million. We also realized gains of $5.5 million in the second quarter of 2013 on our futures contracts which we do not designate as accounting hedges. We did not recognize any futures contracts gains in the comparable period of 2012.

Our total operating expenses for the quarters ended June 30, 2013 and 2012 were $6.9 million and $6.1 million, respectively. This increase was primarily due to increases in 1) the fee we pay our manager, and 2) reimbursable expenses related to personnel and technology. Our annualized expense ratio was 92 and 88 basis points, respectively, of average shareholder’s equity for the quarters ended June 30, 2013 and 2012.

Our net income available to common shareholders for the quarter ended June 30, 2013 was $65.3 million or $0.66 per weighted average share. This represents an annualized return on average equity of 9.47% for the period. For the quarter ended June 30, 2012, our net income was $89.1 million or $0.91 per weighted average share, and the annualized return on average equity was 12.91%. While many factors may affect these numbers, the decrease in the per share earnings was due primarily to a lower yielding portfolio as we experienced spread compression from investing in increasingly lower coupon securities while our costs of funding decreased at a lesser pace.

Six months ended June 30, 2013 and 2012

In general, most of the items influencing our operating results for the six month periods ended June 30, 2013 and 2012 were similar as the items affecting the quarterly results described above. For the six month period ended June 30, 2013, we had interest income of $240.2 million compared to $242.3 million for the same period in 2012. Due to investing the proceeds of our common stock offerings in March 2012 and August 2012, our portfolio was significantly larger, with average earning assets of $24.5 billion for the six months ended June 30, 2013 compared to $19.2 billion for the six months ended June 30, 2012. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 2.51% for the six months ended June 30, 2012 to 1.96% for the six months ended June 30, 2013. This was the result of buying lower coupon agency securities with our offering proceeds and replacing repayments of principal on our agency securities. The portfolio prepayment rate increased on an annualized basis, from 25.5% for the first six months of 2012 to 27.1% for the same period in 2013.

Our interest expense for the six months ended June 30, 2013 was $105.4 million as compared to $87.3 million for the six months ended June 30, 2012. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were lower on average during the first half of 2013. Our average cost of funds, including hedges, fell from 0.98% for the six months ended June 30, 2012 to 0.94% for the same period in 2013. We realized gains on sale of our agency securities of $11.3 million for the six months ended June 30, 2013 as compared to $14.7 million for the six months ended June 30, 2012. We also recognized gains on Futures Contracts of $5.5 million for the six month ended June 30, 2013 as compared to none for the six months ended June 30, 2012.

Our net interest income for the six months ended June 30, 2013 was $134.8 million, and our spread was 1.02%. For the six months ended June 30, 2012, our net interest income was $155.0 million, and our spread was 1.53%. We incurred expenses for the six months ended June 30, 2013 and 2012 of $13.7 million and $11.2 million, respectively. We earned net income of $127.0 million, or $1.29 per weighted average share, for the six months ended June 30, 2013, and the annualized return on average equity was 9.16%. For the six months ended June 30, 2012, we earned net income of $158.4 million, or $1.80 per weighted average share, and the annualized return on average equity was 13.00%. Our per share income for the six months ended June 30, 2013 was lower than the six months ended June 30, 2012 due mainly to decreasing yield on our securities.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2013 and December 31, 2012:

	June 30, 2013

(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$22,569,149	0.37%	$ 5,424	$22,574,573
30 days to 3 months	508,103	0.38%	268	508,371

	$23,077,252	0.37%	$ 5,692	$23,082,944

	December 31, 2012

(dollars in thousands)	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$20,500,568	0.47%	$ 5,855	$20,506,423
30 days to 3 months	2,365,861	0.48%	940	2,366,801

	$22,866,429	0.47%	$ 6,795	$22,873,224

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of June 30, 2013.

(dollars in thousands)		Fair Market	Due to
Face	Cost	Value	Brokers
$876,000	$906,063	$875,797	$906,063

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2013. These agreements were for a total notional amount of $11.1 billion, had a weighted average rate of 1.41% and a weighted average term of 28 months.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At June 30, 2013, we had uncommitted repurchase facilities with 31 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 25 of these counterparties.

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

(In thousands)	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter

June 30, 2013	$22,701,463	$23,077,252	$23,429,222	$22,383,758

March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947

December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383

September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860

June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862

March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983

December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231

September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014

June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240

March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200

December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989

September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419

June 30, 2010	6,092,328	5,982,998	6,218,628	5,956,811

As of June 30, 2013 and December 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.5% and 4.4%, respectively (weighted by borrowing amount). This rate remained fairly consistent as lending conditions have been stable.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of June 30, 2013 and December 31, 2012, we had approximately $1.5 billion and $1.8 billion respectively, in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As discussed above under “Market and Interest Rate Trends and the Effect on our Portfolio,” over the last few years the residential mortgage market in the United States has experienced difficult conditions including:

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

As of June 30, 2013, the weighted average haircut under our repurchase facilities was approximately 4.5%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 9.3:1 as compared to 7.4:1 at December 31, 2012. This increase was primary attributable to the decline in market value of our agency securities, as discussed above under “Book Value,” and the corresponding decrease in our equity.

Liquidity Sources—Capital Offerings

In addition to our repurchase borrowings, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity. During 2012, we received funds from sales of our common stock under an “at-the-market” offering program and from fully underwritten offerings we completed in March and August.

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

During the three and six months ended June 30, 2013, we did not sell any shares of common stock under the 2012 Sales Agreements.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity. At June 30, 2013 and December 31, 2012, our total borrowings were approximately $23.1 billion and $22.9 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.3:1 and 7.4:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of June 30, 2013, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $11.1 billion of our repurchase agreements.

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

We may structure our interest rate hedges to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our agency securities. However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our agency securities could extend beyond the term of the swap agreement or other hedging instrument. This is sometimes referred to as “tail risk”. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining agency securities would remain fixed for a period of time. This situation may also cause the market value of our agency securities to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our agency securities. We face the risk that the market value of our agency securities will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our market value interest rate risk by estimating the effective duration of our assets relative to the effective duration of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net annual interest income, at June 30, 2013 and December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates on net income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2013

Change in Interest rates	Percentage Change in Projected Annual Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(12.70%)	(1.77%)
+ 0.50%	(3.65%)	(0.99%)
- 0.50%	5.05%	0.93%
- 1.00%	(3.52%)	1.27%

December 31, 2012

Change in Interest rates	Percentage Change in Projected Annual Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(5.02%)	(0.90%)
+ 0.50%	(0.37%)	(0.44%)
- 0.50%	3.86%	0.18%
- 1.00%	(7.09%)	0.33%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at June 30, 2013 and December 31, 2012, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of agency securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

—	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

—	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our agency securities and our borrowings;

—	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, interest rate caps and gross reset margins of our agency securities and the interest rate indices and adjustment periods of our borrowings; and

—	monitoring and managing, on an aggregate basis, our liquidity and leverage to maintain tolerance for market value changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of June 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.  Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February  20, 2013 and our subsequent quarterly filings on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1	First Addendum and Amendment to Restricted Stock Agreements between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013
10.2	Consulting Agreement between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: July 29, 2013	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	First Addendum and Amendment to Restricted Stock Agreements between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013
10.2	Consulting Agreement between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Consolidated Notes to the Financial Statements (Unaudited) for the six months ended June 30, 2013.