Form 10-Q
period 2013-09-30
Hatteras Financial Corp
filed 2013-10-31
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock ($0.001 par value)	97,908,523

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)	(Unaudited)

	September 30, 2013	December 31, 2012
Assets

Mortgage-backed securities, at fair value (including pledged assets of $19,272,664 and $22,591,973 at September 30, 2013 and December 31, 2012, respectively)	$19,843,830	$23,919,251
Cash and cash equivalents	547,536	168,424
Restricted cash	241,853	281,021
Unsettled purchased mortgage-backed securities, at fair value	628,684	138,338
Receivable for securities sold	548,942	1,587,535
Accrued interest receivable	62,921	77,113
Principal payments receivable	156,758	190,832
Debt security, held to maturity, at cost	15,000	15,000
Interest rate hedge asset	13,626	-
Other assets	28,151	26,604

Total assets	$22,087,301	$26,404,118

Liabilities and shareholders’ equity
Repurchase agreements	$18,829,771	$22,866,429
Payable for unsettled securities	625,758	137,121
Accrued interest payable	3,901	7,592
Interest rate hedge liability	147,954	243,945
Futures contract liability	44,593	-
Dividend payable	58,478	73,804
Accounts payable and other liabilities	3,205	2,363

Total liabilities	19,713,660	23,331,254

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 97,908,523 and 98,822,654 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	98	99
Additional paid-in capital	2,475,134	2,494,303
Retained earnings (accumulated deficit)	(295,464)	37,356
Accumulated other comprehensive (loss) income	(84,379)	262,854

Total shareholders’ equity	2,373,641	3,072,864

Total liabilities and shareholders’ equity	$22,087,301	$26,404,118

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Interest income:
Interest income on mortgage-backed securities	$107,040	$131,940	$346,396	$373,420
Interest income on short-term cash investments	303	387	1,104	1,160

Total interest income	107,343	132,327	347,500	374,580

Interest expense	51,599	52,767	156,955	140,045

Net interest income	55,744	79,560	190,545	234,535

Operating expenses:
Management fee	4,522	4,557	13,956	12,711
Share based compensation	637	447	1,893	1,301
General and administrative	1,538	1,040	4,509	3,269

Total operating expenses	6,697	6,044	20,358	17,281

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(225,635)	10,534	(214,333)	25,244
Impairment of mortgage-backed securities	(8,102)	-	(8,102)	-
Net realized loss on futures contracts	(27,327)	-	(27,327)	-
Net unrealized loss on futures contracts	(50,129)	-	(44,593)	-

Total other income (loss)	(311,193)	10,534	(294,355)	25,244

Net income (loss)	(262,146)	84,050	(124,168)	242,498
Dividends on preferred stock	5,481	2,070	16,441	2,070

Net income (loss) available to common shareholders	$(267,627)	$81,980	$(140,609)	$240,428

Earnings (loss) per share - common stock, basic	$(2.72)	$0.83	$(1.43)	$2.63

Earnings (loss) per share - common stock, diluted	$(2.72)	$0.83	$(1.43)	$2.63

Dividends per share of common stock	$0.55	$0.80	$1.95	$2.60

Weighted average common shares outstanding, basic	98,318,205	98,233,589	98,656,750	91,296,338

Weighted average common shares outstanding, diluted	98,318,205	98,233,589	98,656,750	91,296,338

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	($262,146)	$84,050	($124,168)	$242,498

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale	191,227	222,946	(455,185)	295,018
Net unrealized gains (losses) on interest rate hedges	45,227	(1,382)	107,952	(33,116)

Other comprehensive income (loss)	236,454	221,564	(347,233)	261,902

Comprehensive income (loss)	($25,692)	$305,614	($471,401)	$504,400

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2013

(Unaudited)

	7.625% Series A
	Cumulative
	Redeemable			Retained	Accumulated
(Dollars in thousands)	Preferred	Common	Additional	Earnings	Other
	Stock	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2012	$278,252	$99	$2,494,303	$37,356	$262,854	3,072,864
Issuance of preferred stock	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-
Redemption of common stock		(1)	(21,062)			(21,063)
Share based compensation expense	-	-	1,893	-	-	1,893
Dividends declared on common stock	-	-	-	(192,211)	-	(192,211)
Dividends declared on preferred stock	-	-	-	(16,441)	-	(16,441)
Net loss	-	-	-	(124,168)	-	(124,168)
Other comprehensive loss	-	-	-	-	(347,233)	(347,233)

Balance at September 30, 2013	$278,252	$98	$2,475,134	($295,464)	($84,379)	2,373,641

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the nine	For the nine
	months ended	months ended
Operating activities	September 30, 2013	September 30, 2012

Net income (loss)	$ (124,168)	$ 242,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	139,205	112,736
Amortization related to interest rate swap agreements	239	275
Share based compensation expense	1,893	1,301
Hedge ineffectiveness	(205)	321
Net (gain) loss on sale of mortgage-backed securities	214,333	(25,244)
Impairment loss on mortgage-backed securities	8,102	–
Net unrealized loss on sale of futures contracts	44,593	–
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	14,192	(17,031)
Increase in other assets	(658)	(1,907)
Increase (decrease) in accrued interest payable	(3,691)	133
Increase (decrease) in accounts payable and other liabilities	842	(194)

Net cash provided by operating activities	294,677	312,888

Investing activities
Purchases of mortgage-backed securities	(8,521,002)	(15,160,173)
Principal repayments of mortgage-backed securities	4,823,759	3,978,718
Sale of mortgage-backed securities	8,027,113	2,678,086

Net cash provided by (used in) investing activities	4,329,869	(8,503,369)

Financing activities
Issuance of preferred stock	–	278,263
(Repurchase) issuance of common stock	(21,063)	587,677
Cash dividends paid	(223,978)	(227,297)
Increase (decrease) in restricted cash margin on derivatives	39,168	(65,166)
Net payment on termination of interest rate swap	(2,904)	–
Proceeds from repurchase agreements	186,080,168	170,030,964
Principal repayments on repurchase agreements	(190,116,826)	(162,610,159)

Net cash provided by (used in) financing activities	(4,245,435)	7,994,282

Net increase (decrease) in cash and cash equivalents	379,112	(196,199)
Cash and cash equivalents, beginning of period	168,424	347,045

Cash and cash equivalents, end of period	$ 547,536	$ 150,846

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 52,471	$ 140,012

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$ 986,828	$ 1,527,972

Receivable for securities sold	$ 548,942	$ -

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$ 4,628	$ 2,070

Dividends declared on common stock, not yet paid	$ 53,850	$ 79,048

See accompanying notes.

Hatteras Financial Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in thousands, except share related amounts)

1. Organization and Business Description

Hatteras Financial Corp. (the “Company”) is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities and other financial assets. Incorporated on September 19, 2007, the Company is externally managed by Atlantic Capital Advisors LLC (“ACA”) and is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTS”.

The Company’s primary investments are residential mortgage-backed securities (“MBS”) issued or guaranteed by the U.S. Government or U.S. Government sponsored agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“agency securities”).

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its shareholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to engage in such activities, and the Company may in the future form additional TRSs.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company also considers the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810 on Consolidation in determining whether consolidation is appropriate for any interests held in variable interest entities. All significant intercompany balances and transactions have been eliminated.

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

The Company is engaged in various trading and brokerage activities including repurchase agreements, interest rate swap agreements, and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty. See Note 6 for additional information on repurchase agreements and Note 7 for additional information on interest rate swap agreements and futures contracts.

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

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.” In deciding whether or not a security is other-than-temporarily impaired, the Company uses a two step evaluation process. First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis. If the answer to either of these questions is “yes”, then the security is considered other-than-temporarily impaired. See Note 4 for discussion of an other-than-temporary impairment recognized as of September 30, 2013.

Repurchase Agreements

The Company finances the acquisition of its agency securities through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the

Company is required to repay the loan and concurrently receives back its pledged collateral from the lender, or with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivative Instruments

The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding. The objectives of the Company’s risk management strategy are 1) to attempt to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates, and 2) to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that the Company uses are interest rate swaps. The Company also purchases or sells Euro Dollar Futures Contracts (“Futures Contracts”) to replicate the economic hedging results achieved with interest rate swaps. The Company does not enter into any of these transactions for speculative purposes.

The Company accounts for derivative instruments in accordance with ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815. Changes in fair value related to derivatives not in hedge designated relationships are recorded in “other income” in the Company’s consolidated statements of income, whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income and later reclassified to income at the time that the hedged transactions affect earnings. Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement in interest expense.

Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in the Company’s consolidated balance sheets. In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for the Company’s derivatives. The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

On September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the swaps as cash flow hedges. No swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted. However, the Company’s accounting for these transactions will change prospectively. All of the Company’s swaps had previously been accounted for as cash flow hedges under ASC 815. As a result of discontinuing hedge accounting, beginning October 1 changes in the fair value of the Company’s interest rate swap agreements will be recorded in “other income” in the Company’s consolidated statements of income, rather than in accumulated other comprehensive income (“AOCI”). Also, net interest paid or received under the swaps, which up through September 30 was recognized in “interest expense,” will instead be recognized in “other income.” The swaps will continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in AOCI from swap activity up through September 30, 2013 will remain in AOCI and be recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the swaps. See Note 7 for further information.

Offsetting of Assets and Liabilities

The Company’s derivative agreements and repurchase agreements generally contain provisions that allow for netting or the offsetting of receivables and payables with each counterparty. The Company reports amounts in its consolidated balance sheets on a gross basis without regard for such rights of offset or master netting arrangements.

Interest Income

Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company will generally not be subject to Federal income tax to the extent that it distributes 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. The Company and one of its subsidiaries have made an election to treat this subsidiary as a TRS. As such, this TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income.

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation. For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s share-based compensation transactions resulted in compensation expense of $637 and $447 for the three months ended September 30, 2013 and 2012, respectively. The Company’s share-based compensation transactions resulted in compensation expense of $1,893 and $1,301 for the nine months ended September 30, 2013 and 2012, respectively.

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

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between GAAP and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. This disclosure was adopted and the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Other than the Futures Contracts, all of the Company’s agency securities and hedging assets and liabilities were valued using Level 2 inputs at September 30, 2013 and December 31, 2012. The Futures Contracts were valued using Level 1 inputs at September 30, 2013. See Notes 4 and 7, respectively, for a discussion on how agency securities and hedging assets and liabilities were valued. The carrying values and fair values of all financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012

	Carrying	Fair	Carrying	Fair

	Value	Value	Value	Value
Assets

Mortgage-backed securities	$19,843,830	$19,843,830	$23,919,251	$23,919,251

Cash and cash equivalents	547,536	547,536	168,424	168,424

Restricted cash	241,853	241,853	281,021	281,021

Unsettled purchased mortgage backed securities	628,684	628,684	138,338	138,338

Receivable for securities sold	548,942	548,942	1,587,535	1,587,535

Accrued interest receivable	62,921	62,921	77,113	77,113

Principal payments receivable	156,758	156,758	190,832	190,832

Debt security	15,000	14,279	15,000	13,981

Interest rate hedge asset	13,626	13,626	-	-

Short term investment*	20,044	20,044	20,187	20,187

Forward purchase commitments*	6,904	6,904	5,452	5,452

Liabilities

Repurchase agreements	$18,829,771	$18,829,771	$22,866,429	$22,866,429

Payable for unsettled securities	625,758	625,758	137,121	137,121

Accrued interest payable	3,901	3,901	7,592	7,592

Interest rate hedge liability	147,954	147,954	243,945	243,945

Futures Contracts	44,593	44,593	-	-

*These lines are included in other assets on the consolidated balance sheets.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. At September 30, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored entity. The original contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

The following table presents certain information about the Company’s agency securities at September 30, 2013.

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$11,217,817	$(84,364)	$162,310	$11,295,763
Fixed Rate	1,046,308	(10,880)	10,979	1,046,407

Total Fannie Mae	12,264,125	(95,244)	173,289	12,342,170

Freddie Mac Certificates
ARMS	7,485,569	(87,776)	52,292	7,450,085
Fixed Rate	51,371	-	204	51,575

Total Freddie Mac	7,536,940	(87,776)	52,496	7,501,660

Total Agency Securities	$19,801,065	$(183,020)	$225,785	$19,843,830

The following table presents certain information about the Company’s agency securities at December 31, 2012.

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939
Fixed Rate	743,299		9,296	752,595

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723
Fixed Rate	744,720	-	11,274	755,994

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

The components of the carrying value of available-for-sale agency securities at September 30, 2013 and December 31, 2012 are presented below.

	September 30, 2013	December 31, 2012
Principal balance	$19,252,850	$22,771,731
Unamortized premium	548,229	648,181
Unamortized discount	(14)	(4)
Gross unrealized gains	225,785	499,464
Gross unrealized losses	(183,020)	(121)

Carrying value/estimated fair value	$19,843,830	$23,919,251

The following table presents components of interest income on the Company’s agency securities portfolio for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Coupon interest on MBS	$154,203	$179,202	$485,601	$486,156
Net premium amortization	(47,163)	(47,262)	(139,205)	(112,736)

Interest income on MBS, net	$107,040	$131,940	$346,396	$373,420

During the third quarter of 2013, the Company repositioned a significant portion of its portfolio resulting in an elevated level of sales of securities. Gross gains and losses from sales of securities for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross gains on MBS	$7,327	$10,534	$18,629	$25,244
Gross losses on MBS	(232,962)	-	(232,962)	-

Net loss on MBS	($225,635)	$10,534	($214,333)	$25,244

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis, and on a quarterly basis reviews its agency securities for impairment. As of September 30, 2013, the Company had decided to sell three securities, the sale of which would occur prior to the recovery of their amortized cost. Based on this conclusion, the Company recognized an other-than-temporary impairment of $8,102 on these three securities. These securities were disposed of shortly after quarter end. No other-than-temporary impairments have been recognized in any other periods. At September 30, 2013 and December 31, 2012, the Company had the following securities in an unrealized loss position:

	Less than 12 months		Less than 12 months
	as of September 30, 2013		as of December 31, 2012

	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss

Fannie Mae Certificates
ARMS	$ 4,939,333	$ (84,364)	$ 149,954	$ (100)
Fixed Rate	322,691	(10,880)	-	-
Freddie Mac Certificates
ARMS	4,977,492	(87,776)	41,625	(21)
Fixed Rate	-	-	-	-

Total temporarily impaired securities	$10,239,516	$ (183,020)	$191,580	$ (121)

Number of securities in an unrealized loss position		318		4

The Company did not make the decision to sell the above securities as of September 30, 2013 and December 31, 2012, nor was it deemed more likely than not that the Company would be required to sell these securities before recovery of their amortized cost basis.

To Be Announced Securities Purchases

While most of the Company’s purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBAs do not qualify for trade date accounting and are considered derivatives for financial statement purposes. Pursuant to ASC 815, the Company accounts for these derivatives as all-in-one cash flow hedges. The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income. The following tables show the agency securities forward purchase commitments shown as a net asset in other assets on the balance sheets as of September 30, 2013 and December 31, 2012.

			Fair Market	Due to	Net
	Face	Cost	Value	Brokers (1)	Asset
September 30, 2013	$350,000	$361,070	$362,951	$361,070	$1,881

December 31, 2012	$565,000	$585,100	$587,247	$585,100	$2,147

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

At September 30, 2013 and December 31, 2012, the Company also had other forward purchase commitments treated as derivative assets in the amount of $5,023 and $3,305, respectively.

5. Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016. The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”). The Company estimates the fair value of this note to be approximately $14,279, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer.

6. Repurchase Agreements

At September 30, 2013 and December 31, 2012, the Company had repurchase agreements in place in the amount of $18,829,771 and $22,866,429, respectively, to finance MBS purchases. As of September 30, 2013 and December 31, 2012, the weighted average interest rate on these borrowings was 0.36% and 0.47%, respectively. The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At September 30, 2013 and December 31, 2012, the Company had repurchase agreements outstanding with 24 counterparties with a weighted average contractual maturity of 1.19 and 0.8 months, respectively. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	September 30, 2013		December 31, 2012

		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$14,478,198	0.35%	$ 20,500,568	0.47%
30 days to 3 months	3,014,143	0.37%	2,365,861	0.48%
3 months to 12 months	1,337,430	0.46%	-	-

	$18,829,771	0.36%	$22,866,429	0.47%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at September 30, 2013 and December 31, 2012 was $19,877,165 and $24,268,949, respectively.

7. Derivative and other Hedging Instruments

In connection with the Company’s risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative and other hedging instrument contracts. The Company may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. The Company’s risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to shareholders. For additional information regarding the Company’s derivative instruments and its overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade. The table below presents the fair value of the Company’s derivative instruments as well as their classification on the balance sheets as of September 30, 2013 and December 31, 2012, respectively.

Derivative Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps	Interest rate hedge asset	$13,626	$-
Forward purchase commitments	Other assets	$6,904	$5,452
Interest rate swaps	Interest rate hedge liability	$147,954	$243,945
Futures Contracts	Futures contract liability	$44,593	$-

Interest Rate Swaps

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months. At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time. Since the interest rates on its repurchase agreements change on a monthly basis, the Company is constantly exposed to changing interest rates. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effect of these hedges is to synthetically lockup interest rates on a portion of the Company’s repurchase agreements for the terms of the swaps. Although the Company’s objective is to hedge the risk associated with changing repurchase agreement rates, the Company’s swaps are benchmark interest rate swaps which perform with reference to LIBOR. Therefore, the Company remains at risk to the variability of the spread between repurchase agreement rates and LIBOR interest rates.

Prior to September 30, 2013, the Company’s elected cash flow hedge accounting for its interest rate swaps. Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective hedge gains and losses are recorded on a current basis in earnings. The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements. See “Financial Statement Presentation” below for quantification of gains and losses for the three and nine month periods ended September 30, 2013 and 2012.

Effective September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting. As long as the forecasted rollovers of the Company’s repurchase agreements are still expected to occur, amounts reported in accumulated other comprehensive income related to the cash flow hedges up through September 30, 2013 will remain in accumulated other comprehensive income and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements. During the next 12 months, the Company estimates that an additional $89,887 will be reclassified as an increase to interest expense.

The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps. As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps will be recorded in “other income” in its consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts described below. Monthly net cash settlements under the swaps will also be recorded in “other income” prospectively.

As of September 30, 2013, the weighted average remaining term of the Company’s swaps is 27 months. The table below shows the remaining term of the Company’s interest rate swaps as of September 30, 2013.

		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$1,400,000	8	1.85%
Over 12 months to 24 months	4,000,000	19	1.70%
Over 24 months to 36 months	2,400,000	30	1.10%
Over 36 months to 48 months	2,200,000	42	0.88%
Over 48 months to 60 months	600,000	52	0.95%

Total	$10,600,000	27	1.37%

Euro Dollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain agency securities. The Company’s total Futures Contracts designed to replicate interest rate swaps had a notional equivalent amount of $4,700 at September 30, 2013 with a weighted average swap equivalent rate of 1.65% and a weighted average term of 60 months. As of September 30, 2013, the fair value of all Futures Contracts was a liability of $44,593. The Company did not own Futures Contracts at December 31, 2012.

Fair Value Futures Contracts
Futures Contracts designed to replicate swaps	($41,106)
Futures Contracts designed to hedge value changes in forward purchases	(3,487)

Total fair market value of Future Contracts	($44,593)

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. During the three and nine months ended September 30, 2013, the Company recognized a realized loss of $27,327. During the three and nine months ended September 30, 2013, the Company recognized an unrealized loss of $50,129 and $44,593, respectively, related to the change in fair value of these contracts.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities. The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of September 30, 2013.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$13,626	$-	$13,626
Forward purchase commitments	6,904	1,578	8,482

Interest rate swaps	$(147,954)	$147,324	$(630)
Futures Contracts	(44,593)	92,951	48,358

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2012.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Forward purchase commitments	$5,452	$-	$5,452
Interest rate swaps	$(243,945)	$281,021	$37,076

The table below presents the effect of the Company’s derivative financial instruments on the income statement.

		Amount of gain (loss) reclassified	Amount of gain (loss) reclassified
	Amount of gain (loss)	from OCI into net income as	from OCI into net income as
	recognized in OCI	interest expense	interest expense
	(effective portion)	(effective portion)	(ineffective portion)
Derivative type for cash flow hedge	Interest Rate	Interest Rate	Interest Rate
For the three months ended September 30, 2013
Interest rate swaps	(36,356)	(30,954)	109
For the three months ended September 30, 2012
Interest rate swaps	(51,833)	(29,679)	17
For the nine months ended September 30, 2013
Interest rate swaps	15,030	(91,470)	205
For the nine months ended September 30, 2012
Interest rate swaps	(139,474)	(85,842)	(321)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

	September 30, 2013	December 31, 2012

Beginning balance	($243,051)	($218,451)
Unrealized gain (loss) on interest rate swaps	15,030	(141,392)
Reclassification of net losses included in income statement	91,470	116,792

Ending balance	($136,551)	($243,051)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations. The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios. The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty. At September 30, 2013, the Company was in compliance with these requirements.

As of September 30, 2013, the fair value of derivatives in a net liability position related to these agreements was $134,328. The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2013.

8. Capital Stock

Issuance of Common Stock – “At the Market” Programs

From time to time, the Company may sell shares of its common stock in “at-the-market” offerings. Sales of shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (“NYSE”) or to or through a market maker other than on an exchange.

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

For the three and nine months ended September 30, 2013, the Company did not issue any shares of common stock in at-the-market transactions.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock. For the three months and nine ended September 30, 2013, the Company has repurchased 1,135,947 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $21,062.

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

9. Earnings per Share

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings (loss) per share:
Net income (loss)	$(262,146)	$84,050	$(124,168)	$242,498
Less preferred stock dividends	(5,481)	(2,070)	(16,441)	(2,070)

Net income (loss) available to common shareholders	$(267,627)	$81,980	$(140,609)	$240,428

Weighted average shares	98,318,205	98,233,589	98,656,750	91,296,338

Basic earnings (loss) per share	$(2.72)	$0.83	$(1.43)	$2.63

Diluted earnings (loss) per share:
Net income (loss)	$(262,146)	$84,050	$(124,168)	$242,498
Less preferred stock dividends for antidilutive shares	(5,481)	(2,070)	(16,441)	(2,070)

Net income (loss) available to common shareholders	$(267,627)	$81,980	$(140,609)	$240,428

Weighted average shares	98,318,205	98,233,589	98,656,750	91,296,338
Potential dilutive shares from exercise of stock options	—	—	—	—

Diluted weighted average shares	98,318,205	98,233,589	98,656,750	91,296,338

Diluted earnings (loss) per share	$(2.72)	$0.83	$(1.43)	$2.63

There are no potentially dilutive shares for the three and nine months ended September 30, 2013 and 2012, respectively.

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

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Management Fee	$4,522	$4,557	$13,956	$12,711
Reimbursable Expenses	701	407	1,869	1,033

Total Expenses	$5,223	$4,964	$15,825	$13,744

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers. At September 30, 2013 and December 31, 2012, the Company owed ACA $1,918 and $2,120, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11. Accumulated Other Comprehensive Income

The following table shows reclassifications in accumulated other comprehensive income for the three months ended September 30, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Beginning balance accumulated other comprehensive income (loss) at 7/01/13	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)
Other comprehensive income (loss) before reclassification	(48,294)	2,926	82	(29,451)	(74,737)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	2,776	-	43,724	46,500

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of mortgage-backed securities	225,635	-	-		225,635
Amounts reclassified for impairment loss on mortgage-backed securities	8,102				8,102
Amounts reclassified to interest expense				30,954	30,954

Net current period other comprehensive income (loss)	185,443	5,702	82	45,227	236,454

Ending balance accumulated other comprehensive income (loss) at 9/30/13	$42,765	$2,926	$(423)	$(129,647)	$(84,379)

The following table shows reclassifications in accumulated other comprehensive income for the nine months ended September 30, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Beginning balance accumulated other comprehensive income (loss) at 1/01/13	$499,343	$1,217	$(107)	$(237,599)	$262,854
Other comprehensive income (loss) before reclassification	(679,013)	642	(316)	(15,313)	(694,000)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	1,067	-	31,795	32,863

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of mortgage-backed securities	214,333	-	-		214,333
Amounts reclassified for impairment loss on mortgage-backed securities	8,102				8,102
Amounts reclassified to interest expense				91,470	91,469

Net current period other comprehensive income (loss)	(456,578)	1,709	(316)	107,952	(347,233)

Ending balance accumulated other comprehensive income (loss) at 9/30/13	$42,765	$2,926	$(423)	$(129,647)	$(84,379)

The Company records unrealized gains and losses on its agency securities and swap positions as described in Notes 4 and 7, respectively.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in our investment, financing and hedging strategies; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our investments; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those set forth under the section captioned “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our principal goal is to generate net income for distribution to our shareholders, through regular quarterly dividends, from the difference between the interest income on our investment portfolio and the interest costs of our borrowings and hedging activities, which we refer to as our net interest income, and other expenses. In general, our strategy is to manage interest rate risk while trying to eliminate any exposure to credit risk. We believe that the best approach to generating a positive net interest income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps and buying and selling futures. We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars and swaptions to protect against adverse interest rate movements.

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

Our focus on asset selection is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities. These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. We invest in both fixed-rate and adjustable-rate agency securities. Adjustable rate mortgages (“ARMs”) are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”). The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index. As of September 30, 2013, our portfolio consisted of approximately $20.8 billion in market value of agency securities, consisting of $19.7 billion of adjustable-rate securities and $1.1 billion of fixed rate securities.

The following table represents key data regarding our company since September 30, 2010:

(Dollars in thousands except per share amounts)

						Quarterly Weighted

		Repurchase		Shares	Book Value	Average Earnings

As of	Agency Securities (1)	Agreements	Equity	Outstanding	Per Share	Per Share

September 30, 2013	$20,840,488	$18,829,771	$2,373,641	97,909	$21.31	($2.72)

June 30, 2013	$26,251,979	$23,077,252	$2,479,089	98,830	$22.18	$0.66

March 31, 2013	$26,373,535	$22,586,932	$3,072,265	98,830	$28.18	$0.62

December 31, 2012	$24,648,140	$22,866,429	$3,072,864	98,822	$28.19	$1.02

September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809	$29.60	$0.83

June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074	$27.45	$0.91

March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779	$27.30	$0.89

December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823	$27.08	$0.92

September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,547	$26.32	$1.04

June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,092	$26.72	$1.04

March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,572	$26.11	$0.96

December 31, 2010	$10,418,764	$8,681,060	$1,145,484	46,116	$24.84	$0.99

September 30, 2010	$9,581,916	$6,678,426	$1,190,313	46,085	$25.83	$1.12

(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

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

On October 4, 2012, the Federal Housing Finance Authority (the “FHFA”) released its white paper entitled “Building a New Infrastructure for the Secondary Mortgage Market”. This release follows up on the FHFA’s February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

Since that time, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress. The most recent bill in Congress to receive serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear whether this or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how the proposals would impact housing finance, and what impact, if any, it would have on mortgage REITs.

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

In September 2012, the U.S. Federal Reserve announced a third round of “quantitative easing” aimed to improve the employment outlook and increase growth in the U.S. economy. To accomplish this goal, it announced that it would purchase at least $40 billion of agency securities per month on an “open-ended” timeline, in addition to the reinvestment of the proceeds of principal repayments from its existing MBS holdings. Additionally, it pledged to keep short-term interest rates near zero for an extended period of time. It later increased the purchasing target from $40 billion to $85 billion per month. Most recently the discussion has focused on the ending or “tapering” of these purchases and when that may occur.

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

U.S. Government Credit Rating

The U.S. debt ceiling and budget deficit concerns in mid-2011 led to the downgrade by Standard & Poor’s of the U.S. government’s credit rating for the first time in history. Assets backed by Fannie Mae and Freddie Mac are considered to have the credit of the U.S. government, and thus were also downgraded at that time. While the other rating agencies have not downgraded the U.S. government’s credit rating, if they were to do so it would likely impact the perceived credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the rating agencies further downgrading the U.S. government’s credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. government credit rating on negative watch, warning that a failure by the U.S. government to honor interest or principal payments on U.S. Treasury securities would impact its decision whether to downgrade the U.S. government credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings. A further downgrade of the U.S. government’s credit rating or the credit ratings of certain European countries would likely create broader financial turmoil and uncertainty, which could have a serious negative impact on the global banking system. This could have an adverse impact on our business, financial condition and results of operations.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and were subject to individual adoption by member nations, including the United States by January 1, 2013. As of September 2013, the majority of participating countries had formally adopted most provisions of Basel III, with implementations generally beginning January 1, 2014. It is unclear how the adoption of Basel III will affect our business at this time, however, as capital charges increase for banks we may see an increase in our borrowing costs.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities. At September 30, 2013, we had entered into repurchase agreements and/or interest rate swaps with six financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution. Our total exposure to these banks was 10.6% of our equity at September 30, 2013. At September 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future. The following table shows our exposure by country to European banks.

(Dollars in thousands)	Number of		Exposure as a

	Counterparties	Exposure (1)	percentage of equity

England	1	$50,588	2.1%

France	1	45,052	1.9%

Germany	1	6,618	0.3%

Netherlands	1	50,320	2.1%

Scotland	1	21,365	0.9%

Switzerland	1	77,638	3.3%

	6	$251,581	10.6%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30- day LIBOR	Federal Funds	Two-Year Treasury	10-Year Treasury

September 30, 2013	0.18%	0.06%	0.33%	2.64%

June 30, 2013	0.19%	0.07%	0.36%	2.49%

March 31, 2013	0.20%	0.09%	0.24%	1.85%

December 31, 2012	0.21%	0.09%	0.25%	1.78%

September 30, 2012	0.21%	0.09%	0.23%	1.63%

June 30, 2012	0.25%	0.09%	0.30%	1.65%

March 31, 2012	0.24%	0.09%	0.33%	2.21%

December 31, 2011	0.30%	0.25%	0.24%	1.88%

September 30, 2011	0.24%	0.25%	0.25%	1.92%

June 30, 2011	0.19%	0.25%	0.46%	3.16%

March 31, 2011	0.24%	0.25%	0.83%	3.47%

December 31, 2010	0.26%	0.25%	0.60%	3.30%

September 30, 2010	0.26%	0.25%	0.43%	2.51%

Due to speculation regarding the decrease in Federal Reserve asset purchases, long-term rates hit the highest levels seen in over two years, with the 10-year Treasury briefly going over 3.0% in early September 2013. This sudden move in the long-term portion of the yield curve, and with uncertainty regarding the long-term trend, decreased the value of our assets. It also caused us to dispose of some assets due to the increased potential for unfavorable performance if this trend were to continue.

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

	Weighted Average	Weighted
	Principal	Average Principal Repayment	One-Month

Quarter ended	Repayment Rate (1)	Rate Annualized (2)	CPR (3)

September 30, 2013	6.93%	27.72%	19.7

June 30, 2013	7.03%	28.10%	20.8

March 31, 2013	6.50%	26.01%	19.0

December 31, 2012	6.64%	26.55%	19.8

September 30, 2012	6.90%	27.61%	20.5

June 30, 2012	6.36%	25.42%	19.7

March 31, 2012	6.42%	25.67%	19.6

December 31, 2011	6.85%	27.39%	20.8

September 30, 2011	7.14%	28.55%	21.7

June 30, 2011	4.64%	18.54%	14.9

March 31, 2011	5.61%	22.44%	17.5

December 31, 2010	7.81%	31.26%	23.9

September 30, 2010	8.48%	33.91%	25.5

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Book Value per Share

As of September 30, 2013, our book value per share of common stock (total shareholders’ equity less aggregate liquidation preference of preferred stock divided by shares of common stock outstanding) was $21.31 which was an $0.87 decrease from the $22.18 book value at June 30, 2013, a 3.9% decrease. The unrealized gain per share on our agency securities was $0.53 at September 30, 2013, an increase of $2.44 per share, from a loss of ($1.91) per share on June 30, 2013. This improvement in unrealized gain per share was driven by net realized losses on sales of securities during the third quarter, as discussed under Results of Operations, with a corresponding decrease in undistributed earnings per share. The unrealized loss per share on our interest rate swaps increased to ($1.39) per share from ($1.33) on June 30, 2013. Although the primary purpose of our interest rate hedges is to synthetically fix future funding costs, we attempt to structure our interest rate hedge portfolio to also offset changes in our asset prices due to changes in interest rates. The price movements of our interest rate hedges and MBS are not perfectly correlated when interest rates change, and depend on a variety of market forces as the hedges may be valued off of a different benchmark than our assets. This mismatch in correlation, sometimes referred to as “basis risk” is not predictable and often occurs during times of illiquidity or other market disruptions. In the second quarter of 2013, for example, interest rates and prices changed more on agency securities than on U.S. Treasury securities or interest rate hedges with similar average lives. The following table shows the components of our book value on a per share basis at each period end:

			Unrealized	Unrealized

	Common	Undistributed	Gain/(Loss)	Gain/(Loss) on	Book Value

As of	Equity	Earnings	on MBS	Interest Rate Swaps	Per Share

September 30, 2013	$25.19	(3.02)	0.53	(1.39)	$21.31

June 30, 2013	$25.16	0.26	(1.91)	(1.33)	$22.18

March 31, 2013	$25.15	0.30	4.94	(2.21)	$28.18

December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19

September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60

June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45

March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30

December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08

September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32

June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72

March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11

December 31, 2010	$22.62	(0.08)	3.33	(1.03)	$24.84

September 30, 2010	$22.63	(0.07)	5.66	(2.39)	$25.83

Investment in Agency Securities

We invest in both adjustable and fixed-rate agency securities. At September 30, 2013 and December 31, 2012, we owned $19.8 billion and $23.9 billion, respectively, of agency securities. While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets. As of September 30, 2013 and December 31, 2012, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.85 and 102.85, respectively, of face value. As of September 30, 2013 and December 31, 2012, we had approximately $548.2 million and $648.2 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended September 30, 2013, we purchased approximately $2.3 billion of agency securities with a weighted average coupon of 2.75%. We also sold approximately $6.2 billion of agency securities with a weighted average coupon of 2.43%. Together, these purchases and sales represented a sizable repositioning of our portfolio as well as a net reduction in overall size. These actions were taken to better position the portfolio for current risk environment by reducing our leverage ratio and the duration of our assets.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (45 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at September 30, 2013:

(Dollars in thousands)	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$11,217,817	$(84,364)	$162,310	$11,295,763	56.9%
Fixed Rate	1,046,308	(10,880)	10,979	1,046,407	5.3%

Total Fannie Mae	12,264,125	(95,244)	173,289	12,342,170

Freddie Mac Certificates
ARMS	7,485,569	(87,776)	52,292	7,450,085	37.5%
Fixed Rate	51,371	-	204	51,575	0.3%

Total Freddie Mac	7,536,940	(87,776)	52,496	7,501,660

Total Agency Securities	$19,801,065	$(183,020)	$225,785	$19,843,830

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2012:

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939	60.3%
Fixed Rate	743,299		9,296	752,595	3.1%

Total Fannie Mae	14,824,558	(100)	339,076	15,163,534

Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723	33.4%
Fixed Rate	744,720	-	11,274	755,994	3.2%

Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717

Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

Adjustable-rate securities

As of September 30, 2013, our investment portfolio consisted of ARM securities as follows:

(Dollars in				Weighted Avg.
thousands)	% of ARM	Current	Weighted Avg.	Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon(2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-12	5.0%	$881,476	2.98%	$101.37	$893,546	$106.38	$937,757
13-24	8.5%	1,488,072	3.75%	$102.37	1,523,348	$105.75	1,573,637
25-36	12.8%	2,296,407	3.10%	$102.37	2,350,938	$104.67	2,403,633
37-48	13.6%	2,456,843	2.62%	$102.84	2,526,573	$103.40	2,540,374
49-60	14.5%	2,617,325	3.01%	$102.57	2,684,625	$103.99	2,721,741
61-72	25.0%	4,591,463	2.51%	$103.27	4,741,523	$102.20	4,692,674
73-84	19.2%	3,588,912	2.20%	$103.22	3,704,590	$100.43	3,604,290
85-96	0.0%	-	0.00%	$-	-	$-	-
97-108	0.0%	-	0.00%	$-	-	$-	-
109-120	1.4%	277,313	2.30%	$100.34	278,243	$97.99	271,742

Total ARMS	100.0%	$18,197,811	2.73%	$102.78	$18,703,386	$103.01	$18,745,848

As of December 31, 2012, our investment portfolio consisted of ARM securities as follows:

				Weighted Avg.
(dollars in thousands)	% of ARM	Current	Weighted Avg.	Amortized		Weighted Avg.
Months to Reset	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
0-12	4.1%	$856,698	4.03%	$101.24	$867,348	$106.79	$914,832
13-24	4.3%	911,412	3.88%	$102.28	932,202	$106.08	966,854
25-36	10.2%	2,155,206	3.60%	$102.27	2,204,154	$105.55	2,274,763
37-48	14.3%	3,059,130	3.06%	$102.38	3,132,043	$104.84	3,207,245
49-60	16.1%	3,450,959	2.76%	$102.82	3,548,369	$104.81	3,616,891
61-72	13.5%	2,868,337	3.26%	$102.55	2,941,356	$105.54	3,027,295
73-84	33.9%	7,276,854	2.44%	$103.37	7,522,264	$104.54	7,607,359
85-96	0.6%	126,924	3.08%	$103.47	131,327	$105.17	133,487
97-108	-	-	-	$-	-	$-	-
109-120	3.0%	630,504	2.80%	$103.54	652,826	$104.99	661,936

Total ARMS	100.0%	$21,336,024	2.95%	$102.79	$21,931,889	$105.04	$22,410,662

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

As of September 30, 2013 and December 31, 2012, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 53 months and 59 months, respectively after which time the interest rates reset and become adjustable annually. At September 30, 2013, approximately 1.7% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months. At September 30, 2013, 96.7% of our agency ARMs were still in their initial fixed-rate period and 3.3% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities. All of our fixed-rate agency securities purchased to date have been 15-year amortizing fixed rate securities. At September 30, 2013, we owned $1.1 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years. The following table details our fixed rate portfolio at September 30, 2013 (dollars in thousands).

				Weighted Avg.
(Dollars in	% of Fixed Rate	Current	Weighted Avg.	Amortized		Weighted Avg.

thousands)	Portfolio	Face value	Coupon	Purchase Price	Amortized Cost	Market Price	Market Value
Wtd Avg Months to Maturity
145-156	9.7%	101,005	3.50%	$104.31	105,355	$105.65	106,708
157-168	16.1%	171,625	2.92%	$104.13	178,714	$102.77	176,374
169-180	74.2%	782,410	3.19%	$103.99	813,610	$104.15	814,900

Total Fixed Rate	100.0%	$1,055,040	3.17%	$104.04	$1,097,679	$104.07	$1,097,982

The following table details our fixed rate portfolio at December 31, 2012 (dollar in thousands).

Wtd Avg Months to Maturity	% of Fixed Rate	Current	Weighted Avg.	Amortized		Weighted Avg.
	Portfolio	Face value (1)	Coupon (2)	Purchase Price (3)	Amortized Cost (4)	Market Price (5)	Market Value (6)
Wtd Avg Months to Maturity
155-167	6.8%	$95,979	3.00%	$103.36	$99,201	$106.44	$102,158
168-180	93.2%	1,339,726	2.60%	$103.66	1,388,818	$104.98	1,406,431

Total Fixed Rate/ Weighted Average	100.0%	$1,435,705	2.62%	$103.64	$1,488,019	$105.08	$1,508,589

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

Liabilities

We have entered into repurchase agreements to finance most of our agency securities. Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2013 and December 31, 2012, we had established 31 borrowing relationships with various investment banking firms and other lenders. We had an outstanding balance under our repurchase agreements at September 30, 2013 of $18.8 billion with 24 different counterparties. We had an outstanding balance of $22.9 billion at December 31, 2012 with 24 different counterparties.

Hedging Instruments

We generally intend to hedge, on an economic basis, as much of our interest rate risk as our manager deems prudent in light of market conditions. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

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

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity, and in the case of derivatives not subject to hedge accounting, our earnings as well.

As of September 30, 2013, we had entered into 78 interest rate swap agreements with 13 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR. This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins. This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations. These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.6 billion of borrowings under our repurchase agreements. We also invest in Euro Dollar Futures Contracts (“Futures Contracts”) as part of our strategy to mitigate interest rate risk. At September 30, 2013, we had invested in Futures Contracts which are designed to replicate interest rate swaps with a notional amount of $4.7 billion with a weighted average swap equivalent rate of 1.65% and weighted average term of 61 months. If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges. No swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted. However, our accounting for these transactions will change prospectively. All of our swaps had previously been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As a result of discontinuing hedge accounting, beginning October 1 changes in the fair value of our interest rate swap agreements will be recorded in “other income” in our consolidated statements of income, rather than in accumulated other comprehensive income (“AOCI”). Also, net interest paid or received under the swaps, which up through September 30 was recognized in “interest expense,” will instead be recognized in “other income.” This change had no impact on our results of operations for the three or nine month periods ended September 30, 2013.

Summary Financial Data

(in thousands, except per share amounts)

	Three months ended (unaudited)		Nine months ended (unaudited)

	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Statement of Income Data
MBS Interest income	$107,040	$131,940	$346,396	$373,420
Other Interest income	303	387	1,104	1,160

Total Interest income	107,343	132,327	347,500	374,580

Interest Expense	(51,599)	(52,767)	(156,955)	(140,045)

Net Interest Income	55,744	79,560	190,545	234,535

Gain/(loss) on sale of mortgage-backed securities	(225,635)	10,534	(214,333)	25,244
Impairment of mortgage-backed securities	(8,102)	–	(8,102)	–
Gain/(loss) on Futures Contracts	(77,456)	–	(71,920)	–

Operating Expenses	(6,697)	(6,044)	(20,358)	(17,281)

Net Income	(262,146)	84,050	(124,168)	242,498
Dividends on Preferred Stock	(5,481)	(2,070)	(16,441)	(2,070)

Net income available to common shareholders	$(267,627)	$81,980	$(140,609)	$240,428

Earnings per share - common stock, basic and diluted	$(2.72)	$0.83	$(1.43)	$2.63

Weighted average shares outstanding	98,318	98,234	98,657	91,296

Cash dividends declared per common share	$0.55	$0.80	$1.95	$2.60

Key Portfolio Statistics*
Average MBS (1)	$23,825,254	$24,414,506	$24,257,540	$20,953,733
Average Repurchase Agreements (2)	$21,989,907	$22,541,260	$22,343,437	$19,385,880
Average Total Shareholders’ Equity (3)	$2,429,402	$2,889,126	$2,841,185	$2,589,482
Average Common Equity (4)	$2,151,150	$2,783,214	$2,562,933	$2,553,920
Average Portfolio Yield (5)	1.80%	2.16%	1.90%	2.38%
Average Cost of Funds (6)	0.94%	0.94%	0.94%	0.96%
Interest Rate Spread (7)	0.86%	1.22%	0.96%	1.42%
Average Annual Portfolio Repayment Rate (8)	27.72%	27.61%	27.28%	26.32%
Debt to Equity (at period end) (9)	7.9:1	7.3:1	7.9:1	7.3:1
Debt to Additional Paid in Capital (at period end) (10)	6.8:1	8.5:1	6.8:1	8.5:1

Selected Balance Sheet Data (at period end)
Mortgage-backed securities	$19,843,830	$26,375,137	$19,843,830	$26,375,137
Total Assets	22,087,301	27,275,687	22,087,301	27,275,687
Repurchase Agreements	18,829,771	23,583,180	18,829,771	23,583,180
Shareholders’ Equity	2,373,641	3,212,556	2,373,641	3,212,556

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the period by the number of days in the period.
(2)

Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the period by the number of days in the period.

(3)	Our daily average total shareholders’ equity was calculated by dividing the sum of our daily total shareholders’ equity during the period by the number of days in the period.
(4)	Our daily average common shareholders’ equity was calculated by dividing the sum of our daily common shareholders’ equity during the period by the number of days in the period.
(5)	Our average portfolio yield was calculated by dividing our annualized interest income on MBS, net of amortization, by our average MBS.
(6)	Our average cost of funds was calculated by dividing our annualized total interest expense (including hedges) by our average balance outstanding under our repurchase agreements.
(7)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(8)	Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(9)	Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Results of Operations

Overview

Results for 2013 so far have been largely dominated by Federal Reserve actions, primarily the discussion around the timing of the end of their quantitative easing program. The market speculation regarding the removal of government purchasing caused significant increases in interest rates, which caused a significant decrease in the value of our investment assets. This trend, which started in June 2013, carried on into the third quarter of the year. This interest rate increase, and the resulting valuation decrease, significantly increased the risk profile of our investment portfolio. To attempt to mitigate this risk, we undertook a portfolio rebalancing to decrease the duration of our assets and our leverage, which increased as our equity decreased. The three and nine month financial results reported below reflect the implementation of our portfolio adjustments we deem appropriate for the current environment.

We raised $539 million in March 2012 through public offerings of our common stock and $278 million in August 2012 through a preferred stock offering. The nine month results discussed in this section should be read keeping in mind that the average portfolio size in 2013 was larger than in 2012. This factor may cause some metrics regarding our results of operations to be less than perfect comparisons, and not necessarily clear indicators of normalized performance.

Three months ended September 30, 2013 and 2012

Our primary source of income is the interest income we earn on our investment portfolio. Our interest income for the quarter ended September 30, 2013 was $107.3 million, as compared to $132.3 million for the quarter ended September 30, 2012. The most significant factor in this decrease was lower average coupon on our average earning assets. Our weighted average coupon during the third quarter of 2013 was 2.67%, as compared to 2.99% during the third quarter of 2012. As of September 30, 2013, the weighted average coupon was 2.76%. Our average agency securities for the quarter ended September 30, 2013 was $23.8 billion as compared to $24.4 billion for the quarter ended September 30, 2012, also contributing to the reduction in interest income. This reduction was driven by sales of securities in conjunction with deleveraging that occurred during the third quarter. As of September 30, 2013, the face amount of our agency securities portfolio was $19.3 billion, down from $24.7 billion as of June 30, 2013. This deleveraging will fully reflect itself in our average agency securities for the fourth quarter. Since mortgage rates fluctuate, they will increase or decrease our overall weighted average coupon rate as we vary the amount of securities in our portfolio. The difference between our interest income and interest expense is more important than the absolute level of rates.

Our annualized yield on average assets for the quarter ended September 30, 2013 was 1.80% as compared to 2.16% for the quarter ended September 30, 2012, due mostly to the reduction in weighted average coupon discussed above. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our agency securities due to its impact on the amortization of premium on agency securities. Our annualized rate of portfolio repayment for the three months ended September 30, 2013 was 27.72%, which was slightly higher than the rate of 27.61% for the three months ended September 30, 2012. Our amortization expense was $47.2 for the three months ended September 30, 2013 and $47.3 million for the three months ended September 30, 2012.

Our interest expense for the quarter ended September 30, 2013 was $51.6 million as compared to $52.8 million for the quarter ended September 30, 2012. Our average borrowings decreased from $22.5 billion for the quarter ended September 30, 2012 to $22.0 billion for the quarter ended September 30, 2013, similar to the average portfolio decrease described above. As of September 30, 2013, our outstanding borrowings were $18.8 billion. Our annualized weighted average cost of funds, including hedges, was 0.94% for the quarter ended September 30, 2013, unchanged versus the quarter ended September 30, 2012. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps compared to LIBOR, and 3) the total notional amount of the interest rate swaps.

Our net interest income for the quarter ended September 30, 2013 was $55.7 million, and our net interest margin, or “spread”, was 0.86%. For the quarter ended September 30, 2012, our net interest income was $79.6 million and our spread was 1.22%. This decrease in our spread was directly due to our decreased portfolio yield, as described above. While the dollar figure is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is the more important indicator of our performance.

As mentioned above, we reduced our leverage during the third quarter. In addition, we actively repositioned the portfolio to manage interest rate risk and to increase yield. As a result, we sold an atypically high number of securities in the quarter—$6.2 billion at a net realized loss of $225.6 million. We sold $741.5 million of securities in the third quarter of 2012, realizing gains of $10.5 million. In addition, in the third quarter of 2013 we recognized an other-than-temporary impairment of $8.1 million on three securities that were sold shortly after quarter end, and for which we had the intent to sell as of quarter end. We also recognized an unrealized loss of $50.1 million and a realized loss of $27.3 million on our Futures Contracts, which we do not designate as accounting hedges. We did not own any Futures Contracts in 2012. As mentioned above, beginning October 1, 2013, fair value adjustments on our interest rate swaps will be recognized in our consolidated statements of income on a quarterly basis. For the third quarter of 2013, this fair value adjustment was a loss of $5.4 million and was reflected in other comprehensive income pursuant to hedge accounting treatment.

Our total operating expenses for the quarters ended September 30, 2013 and 2012 were $6.7 million and $6.0 million, respectively. This increase was primarily due to increases in 1) the fee we pay our manager, and 2) reimbursable expenses related to personnel and technology. Our annualized expense ratio was 125 and 84 basis points, respectively, of average shareholders’ equity for the quarters ended September 30, 2013 and 2012. The increase in this ratio was primarily a function of having lower average equity in the third quarter of 2013.

Our net income available to common shareholders for the quarter ended September 30, 2013 was a loss of $267.6 million or $2.72 per weighted average share. For the quarter ended September 30, 2012, our net income was $82.0 million or $0.83 per weighted average share. While many factors may affect these numbers, the decrease in our earnings during the 2013 quarter was primarily due to the realized and unrealized losses on investments and Futures Contracts, followed by the reduction in the weighted average coupon of our portfolio.

Nine months ended September 30, 2013 and 2012

In general, most of the items influencing our operating results for the nine month periods ended September 30, 2013 and 2012 were similar to the items affecting the quarterly results described above. For the nine month period ended September 30, 2013, we had interest income of $347.5 million compared to $374.6 million for the same period in 2012. Due to investing the proceeds of our common stock offerings in March 2012 and August 2012 partially offset by our deleveraging during the third quarter of 2013, our portfolio was significantly larger in 2013, with average earning assets of $24.3 billion for the nine months ended September 30, 2013 compared to $21.0 billion for the nine months ended September 30, 2012. Offsetting this increase in earning assets was a lower yield on the portfolio. Our yield dropped from 2.38% for the nine months ended September 30, 2012 to 1.90% for the nine months ended September 30, 2013. This was the result of buying lower coupon agency securities with our offering proceeds and replacing repayments of principal on our agency securities. The portfolio prepayment rate increased on an annualized basis, from 26.32% for the first nine months of 2012 to 27.3% for the same period in 2013.

Our interest expense for the nine months ended September 30, 2013 was $157.0 million as compared to $140.0 million for the nine months ended September 30, 2012. While our average borrowings increased proportionately along with our assets, the interest rates we pay on these borrowing were slightly lower on average during the first nine months of 2013. Our average cost of funds, including hedges, fell from 0.96% for the nine months ended September 30, 2012 to 0.94% for the same period in 2013. Our net interest income for the nine months ended September 30, 2013 was $190.5 million, and our spread was 0.96%. For the nine months ended September 30, 2012, our net interest income was $234.5 million, and our spread was 1.42%. We incurred expenses for the nine months ended September 30, 2013 and 2012 of $20.4 million and $17.3 million, respectively.

Due to the portfolio deleveraging and repositioning described above, we realized losses on sale of our agency securities of $214.3 million for the nine months ended September 30, 2013 as compared to gains of $25.2 million for the nine months ended September 30, 2012. We also recognized unrealized and realized losses on Futures Contracts of $44.6 million and $27.3 million, respectively, for the nine month ended September 30, 2013. We did not own any Futures Contracts in 2012. As previously mentioned, beginning October 1, 2013, fair value adjustments on our interest rate swaps will be recognized in our consolidated statements of income on a quarterly basis. For the nine months ended September 30, 2013, this fair value adjustment was a gain of $106.5 million and was reflected in other comprehensive income pursuant to hedge accounting treatment.

Our net income available to common shareholders was a loss of $140.6 million, or $1.43 per weighted average share, for the nine months ended September 30, 2013. This represents an annualized return on average common equity of -(7.31)% for the period. For the nine months ended September 30, 2012, we earned net income of $240.4 million, or $2.63 per weighted average share, and the annualized return on average equity was 12.49%. Our earnings for the nine months ended September 30, 2013 were lower than the nine months ended September 30, 2012 primarily due to the realized losses on investments and losses on Futures Contracts and the reduction in the weighted average coupon of our portfolio.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Weighted Average	Contractual	Total Contractual
(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation

Within 30 days	$14,478,198	0.35%	$3,126	$14,481,324
30 days to 3 months	3,014,143	0.37%	918	3,015,061
3 months to 36 months	1,337,430	0.46%	2,532	1,339,962

	$18,829,771	0.36%	$6,576	$18,836,347

	December 31, 2012
		Weighted Average	Contractual	Total Contractual

(dollars in thousands)	Balance	Contractual Rate	Interest Payments	Obligation
Within 30 days	$20,500,568	0.47%	$5,855	$20,506,423
30 days to 3 months	2,365,861	0.48%	940	2,366,801

	$22,866,429	0.47%	$6,795	$22,873,224

From time to time we may make forward commitments to purchase our agency securities. The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of September 30, 2013.

(dollars in thousands)		Fair Market	Due to
Face	Cost	Value	Brokers
$350,000	$361,070	$362,951	$361,070

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2013. These agreements were for a total notional amount of $10.6 billion, had a weighted average rate of 1.37% and a weighted average term of 27 months.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. At September 30, 2013, we had uncommitted repurchase facilities with 31 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 24 of these counterparties.

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

(In thousands)	Average Daily	Repurchase	Highest Daily	Lowest Daily

	Repurchase	Agreements at	Repurchase Balance	Repurchase Balance

	Agreements	Period End	During Quarter	During Quarter

September 30, 2013	$21,989,907	$18,829,771	$23,495,767	$18,829,771

June 30, 2013	$22,701,463	$23,077,252	$23,429,222	$22,383,758

March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947

December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383

September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860

June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862

March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983

December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231

September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014

June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240

March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200

December 31, 2010	7,326,776	8,681,060	8,681,060	6,633,989

September 30, 2010	6,302,601	6,678,426	6,736,759	5,934,419

As of September 30, 2013 and December 31, 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was 4.6% and 4.4%, respectively (weighted by borrowing amount). This rate remained fairly consistent as lending conditions have been stable.

We commonly receive margin calls from our lenders. We may receive margin calls daily, although we typically receive them once or twice per month. We receive margin calls under our repurchase agreements for two reasons. One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae. The second type of margin call we may receive is a valuation margin call. Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000. This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall. The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary. As of September 30, 2013 and December 31, 2012, we had approximately $1.3 billion and $1.8 billion respectively, in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As of September 30, 2013, the weighted average haircut under our repurchase facilities was approximately 4.6%, and our leverage (defined as our debt-to-shareholders equity ratio) was approximately 7.9:1 as compared to 7.4:1 at December 31, 2012. This increase was primary attributable to the decline in market value of our agency securities, as discussed above under “Book Value,” and the corresponding decrease in our equity.

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

During the three and nine months ended September 30, 2013, we did not sell any shares of common stock under the 2012 Sales Agreements.

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

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock. For the three months and nine ended September 30, 2013, we repurchased 1,135,947 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $21.1 million. We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity. At September 30, 2013 and December 31, 2012, our total borrowings were approximately $18.8 billion and $22.9 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.9:1 and 7.4:1, respectively.

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our variable rate borrowings. As of September 30, 2013, we had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under $10.6 billion of our repurchase agreements.

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

Extension Risk

We invest in agency securities that are either fixed-rate or backed by ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically, on the same basis as agency securities backed by ARMs. We compute the projected weighted-average life of our agency securities based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net annual interest income, at September 30, 2013 and December 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates on net income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2013

Change in Interest rates	Percentage Change in Projected Annual Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	1.80%	(0.93%)
+ 0.50%	1.74%	(0.40%)
- 0.50%	4.97%	0.84%
- 1.00%	(5.50%)	0.46%

December 31, 2012

Change in Interest rates	Percentage Change in Projected Annual Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(5.02%)	(0.90%)
+ 0.50%	(0.37%)	(0.44%)
- 0.50%	3.86%	0.18%
- 1.00%	(7.09%)	0.33%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change. Given the low level of interest rates at September 30, 2013 and December 31, 2012, we applied a floor of 0%, for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of September 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

    There was no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The downgrade of the U.S. government’s or certain European countries’ credit ratings, any future downgrades of the U.S. government’s or certain European countries’ credit ratings and the failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget may materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our agency securities and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, the current U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. On October 15, 2013, Fitch Ratings Service placed the U.S. government credit rating on negative watch, warning that a failure by the U.S. government to honor interest or principal payments on U.S. Treasury securities would impact its decision whether to downgrade the U.S. government credit rating. Fitch Ratings Service also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings. A further downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of Shares Purchased	Maximum Number of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased(1)	per Share(2)	or Programs	Programs(3)

July 1, 2013 – July 31, 2013	-	-	-	10,000,000

August 1, 2013 – August 31, 2013	1,126,147	$18.53	1,126,147	8,873,853
September 1, 2013 – September 30, 2013	9,800	17.99	9,800	8,864,053

Total	1,135,947	$18.52	1,135,947	8,864,053

(1)	During the third quarter of 2013, we repurchased 1,135,947 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $21,062,000.
(2)	Excluding commissions.

(3)

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock. We may repurchase shares from time to time as liquidity and market conditions permit. The authorization does not include an expiration date.

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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.

Dated: October 30, 2013	BY: /s/ KENNETH A. STEELE
Kenneth A. Steele Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Consolidated Notes to the Financial Statements (Unaudited) for the nine months ended September 30, 2013.