Form 10-K
period 2013-12-31
Hatteras Financial Corp
filed 2014-02-21
CIK 1419521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X ]  No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,435,172,531 based on the closing price on the New York Stock Exchange as of June 28, 2013.

Number of the registrant’s common stock outstanding as of February 18, 2014:  96,615,027

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

HATTERAS FINANCIAL CORP.

Cautionary Note Regarding Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases.  All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

•	our business and investment strategy;
•	our financing and hedging strategies;
•	our anticipated results of operations;
•	statements about future dividends;
•	our ability to obtain financing arrangements;
•	our understanding of our competition and ability to compete effectively;
•	market, industry and economic trends;
•	prepayments rates; and
•	interest rates.

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

(3)	mortgage loan modification programs and future legislative action;
(4)	availability, terms and deployment of capital;
(5)	risks associated with investing in real estate assets, including changes in business conditions and the general economy;
(6)	changes in interest rates, interest rate spreads, the yield curve or prepayment rates and the market value of our investments;
(7)	general volatility of the financial markets, including markets for mortgage securities;
(8)	inflation or deflation;
(9)	changes in the prepayment rates on the mortgage loans securing our agency securities;
(10)	availability of suitable investment opportunities;
(11)	the degree and nature of our competition, including competition for agency securities from the U.S. Department of the Treasury (the “U.S. Treasury”);
(12)	changes in our business and investment strategy;
(13)	changes in our financing and hedging strategies;
(14)	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements;
(15)	the liquidity of our portfolio;
(16)	unanticipated changes in our industry, the credit markets, the general economy or the real estate market;

(17)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate its management relationship with us;
(18)

the existence of conflicts of interest in our relationship with our manager and certain of our directors and our officers, which could result in decisions that are not in the best interest of our shareholders;

(19)	changes in personnel at our manager or the availability of qualified personnel at our manager;
(20)	our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
(21)	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
(22)	changes in generally accepted accounting principles (“GAAP”), including interpretations thereof; and
(23)	changes in applicable laws and regulations.

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

In this report, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” refers to Hatteras Financial Corp., a Maryland corporation, and its consolidated subsidiaries, and “manager” refers to Atlantic Capital Advisors LLC, a North Carolina limited liability company (“ACA”).

Our Company

We are an externally-managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets.  Typically these assets are pass-through securities consisting of mortgage loans and guaranteed or issued by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored enterprise, such as Fannie Mae or Freddie Mac.  We refer to these securities as “agency securities.”  We were incorporated in Maryland in September 2007 and commenced operations in November 2007.  We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS.”

We are externally-managed and advised by our manager, Atlantic Capital Advisors LLC.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we distribute our income to our shareholders and maintain our qualification as a REIT.

Our Strategy

Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends.  Our income is generated by the difference between the earnings on our investment portfolio and the costs of our borrowings and hedging activities and other expenses.  In general, our strategy focuses on managing the interest rate risk related to our mortgage assets with a bias towards minimizing our exposure to credit risk.  We believe that the best approach to generating a positive net income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps and buying and selling futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, swaptions and MBS TBA pools to protect against adverse interest rate movements.

We focus on agency securities we identify as having short effective durations, which we believe limits the impact of changes in interest rates on the market value of our portfolio and on our net interest margin (interest income less financing costs). However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Our manager’s approach to managing our portfolio is to take a longer term view of assets and liabilities; accordingly, our periodic earnings and mark-to-market valuations at the end of a period will not significantly influence our strategy of providing cash distributions to shareholders over the long term. Our manager has invested and seeks to invest in real estate mortgage assets that it believes are likely to generate attractive risk-adjusted returns on capital invested, after considering (1) the amount and nature of anticipated cash flows from the asset, (2) our ability to borrow against the asset, (3) the capital requirements resulting from the purchase and financing of the asset, and (4) the costs of financing, hedging, and managing the asset.

Our Assets

Our focus is to own assets with short durations and predictable prepayment characteristics. Since our formation, all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.  We invest in both adjustable-rate and fixed-rate agency securities.  Adjustable rate mortgages (“ARMs”) are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMS, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  As of December 31, 2013, our portfolio consisted of approximately $17.6 billion in market value of agency securities, consisting of $16.4 billion of adjustable rate securities and $1.2 billion of fixed rate securities.

We purchase a substantial portion of our agency securities through delayed delivery transactions, including “to-be-announced” (“TBA”) securities.  At times when market conditions are conducive, we may choose to move the settlement of these securities out to a later date by entering into an offsetting position in the near month, which is then net settled for cash, and simultaneously entering into a similar TBA contract for a later settlement date.  Such a set of transactions is referred to as a “dollar roll” transaction.  Specified pools can also be the subject of a dollar roll transaction, when market conditions allow.  The agency securities purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as “dollar roll income.”

Our Borrowings

We borrow against our agency securities using repurchase agreements.  Our borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer term borrowing agreements to more closely match the rate adjustment period of our securities.  We intend that our borrowings will generally be between six and 12 times the amount of our shareholders’ equity.  The level of our borrowings may vary periodically above or below this range depending on market conditions.  In addition, dollar roll transactions, as described above, represent a form of financing that can be either on or off balance sheet, depending on whether the security being rolled is a specified pool (results in on-balance sheet financing) or a TBA security (results in off-balance sheet financing).

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and shareholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities.  Subject to complying with REIT requirements, we use hedging techniques to mitigate the differences between the interest rate adjustments on our assets and borrowings as well as the risk of adverse changes in interest rates on the value of our assets.  These techniques primarily consist of entering into interest rate swap agreements and buying and selling futures contracts.  We may also enter into interest rate cap, floor or collar agreements, purchase put and call options on securities or securities underlying futures contracts, or enter into forward rate agreements.  We record our derivative and hedge transactions in accordance with GAAP.  As of September 30, 2013, we no longer pursue hedge accounting treatment for our interest rate swaps.  As a result, our operating results may suffer because losses on the derivatives we enter into may not be offset by changes in the cash flows or fair value of the related hedged transaction.  Consequently, any declines in the hedged interest rates would result in a charge to earnings.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;
•	manage cash flows so as to provide for regular quarterly distributions to our shareholders;
•	manage financing risks;
•	mitigate the fluctuations in the market value of our securities due to changing interest rates;

•	reduce the impact that changing interest rates have on our net interest margin;
•	maintain our qualification as a REIT; and
•	comply with available exemptions from regulation as an investment company under the Investment Company Act.

Our board of directors has adopted a policy that currently requires the majority of our investments to be agency securities.  Due to changes in market conditions, the market value and duration of our securities will fluctuate from time to time and may cause our portfolio allocations to be inconsistent with the investment strategies described in this report.  In such event, in consultation with our board of directors, our manager may recommend that we should reallocate our portfolio.  Subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors, may vary our investment strategy, our financing strategy or our hedging strategy at any time.

Our Manager

We believe our relationship with our manager enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively.  We believe that our manager’s expertise in mortgage REIT operations, agency securities, and the mortgage-backed securities (“MBS”) and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our shareholders.

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

ACA manages both our company and ACM Financial Trust (“ACM”), a privately-held mortgage REIT founded in 1998.  Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM.  Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele and chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM.  As of December 31, 2013, ACM owned approximately $1.0 billion in agency securities.  We do not own any interest in ACM.

The Management Agreement

Our management functions are provided by our manager, ACA.  Our relationship with ACA is controlled by a management agreement.  The management agreement requires our manager to manage our business affairs in conformity with policies and investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors.  Our manager is subject to the direction and oversight of our board of directors.  Our manager is responsible for (1) the identification, selection, purchase and sale of our portfolio investments, (2) our financing and risk management activities, and (3) providing us with investment advisory services.  In addition, our manager is responsible for our day-to-day operations.

The term of the management agreement expires on February 23, 2015.  Under the terms of the agreement, it will automatically renew for an additional one year term on February 23 of each year thereafter unless terminated or otherwise renegotiated.

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

Employees

We are managed by ACA pursuant to the management agreement between ACA and us.  We do not have any employees whom we compensate directly with salaries or other cash compensation, although we may in the future.  Our manager had 16 employees as of the date of this report.

Additional Information

We have made available copies of the charters of the committees of our board of directors, our code of business ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, on our website at www.hatfin.com free of charge. Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Hatteras Financial Corp., 110 Oakwood Drive, Suite 340, Winston-Salem, North Carolina 27103, Attention:  Corporate Secretary.  However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investment in our stock involves significant risks.  If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected.  The risk factors set forth below are not the only risks that may affect us.  Additional risks and uncertainties not presently known to us, or not identified below, may also materially affect our business, financial condition, liquidity and results of operations.  Some statements in this report, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

The risk factors below are broken into five broad categories:

•	Risks Related to Our Management and Conflicts of Interest
•	Risks Related to Our Business
•	Risks Related to Debt Financing
•	Risks Related to Our Corporate Structure
•	Federal Income Tax Risks

Risks Related to Our Management and Conflicts of Interest

We are dependent upon key employees of our manager, and we may not find suitable replacements if these key personnel are no longer available to us.

Our success depends to a significant degree upon the contributions of Messrs. Michael and Benjamin Hough and Messrs. Steele and Boos, whose continued service is not guaranteed, and each of whom would be difficult to replace.  Because these key personnel collectively have a substantial amount of experience in the fixed income markets and prior experience managing a mortgage REIT, we depend on their experience and expertise to manage our day-to-day operations and our strategic business direction.  In addition, many of these individuals have strong industry reputations, which aid us in identifying and financing investment opportunities.  The loss of the services of these key personnel could diminish our relationships with lenders, and industry personnel and harm our business and our prospects.  We cannot assure you that these individuals can be replaced with equally skilled and experienced professionals.

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager.  Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours.  Furthermore, two of our executive officers, Messrs. Michael and Benjamin Hough are also executive officers and directors of ACM.  Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM.  Mr. Boos serves as our chief investment officer and also as chief investment officer of ACM.  Our executive officers, who as of December 31, 2013, collectively and beneficially owned approximately 0.6% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM.  Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM.  Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable.  In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate.  However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other.  Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us.  Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

We rely on our manager and its employees, including Messrs. Michael and Benjamin Hough and Messrs. Steele and Boos, for the day-to-day operation of our business.  Our manager is also the manager of ACM and each of the key employees of our manager are executive officers of ACM.  As a result of their interests in ACM, Messrs. Michael and Benjamin Hough and Messrs. Steele and Boos face conflicts of interest in allocating their time among us and ACM.

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

Our board of directors has adopted a policy that currently requires that the majority of our investments be agency securities.  Due to changes in market conditions, subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors and without shareholder approval, may vary our investment strategy, our financing strategy or our hedging strategy at any time.  Our board of directors could change our investment policies to permit us to invest in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs. If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

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

Our manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio.  For example, we would pay our manager a management fee for a specific period even if we experienced a net loss during the same period.  Our manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.  This in turn could adversely affect our ability to make distributions to our shareholders and the market price of our stock.

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

The payments we expect to receive on the agency securities in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.  Fannie Mae and Freddie Mac are U.S. Government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States.

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, the U.S. Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets, generally. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into federal conservatorship which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac, support availability of mortgage financing and protect taxpayers.  The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the government-sponsored enterprises without forcing them to liquidate, which would be the case under receivership.  In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and agency securities issued or guaranteed by Fannie Mae and Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee payment structure of Fannie Mae and Freddie Mac required examination, and that changes in the structures of the entities were necessary.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications as well as negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market.  Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would drastically reduce the amount and type of agency securities available for investment, which are our primary targeted investments.

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

As indicated above, government actions have changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and require Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities.  Future actions could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely.  Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency securities.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially adversely affect our business, operations and financial condition.

Difficult conditions in the financial markets, and the economy generally, have caused many lenders, including some of our own lenders, to suffer substantial losses and may cause us losses related to our agency securities, and there is no assurance that these conditions will improve in the near future.  As a result, we may not be able to obtain cost-effective financing.

Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  We rely on the availability of financing to acquire investments on a leveraged basis.  Institutions from which we seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of downturns in the financial markets and the economy generally.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions.  If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our financial condition and results of operations may be adversely affected if we are unable to obtain cost-effective financing for our investments.

Any future downgrades of the U.S. government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our portfolio. In addition, concerns over the U.S. debt ceiling and budget deficit, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. A further downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

There is no certainty as to what effect “QE3” and other recently announced governmental actions might have in the future on the prices and liquidity of agency securities.

On September 13, 2012, the Board of Governors of the U.S. Federal Reserve System (the “U.S. Federal Reserve”) announced a third round of quantitative easing (“QE3”), which is an open-ended program designed to expand the U.S. Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of agency securities per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, in an effort to keep long-term interest rates at low levels, the U.S. Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of both agency securities and U.S. Treasury securities by $5 billion each for the month of January. On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both agency securities and U.S. Treasury securities to take effect in February 2014.

The immediate effect of the announcement of QE3 was an increase in the price of agency securities. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of the agency securities in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the agency securities in which we invest.

During 2008 and 2009, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  In September 2011, the White House announced they are working on a major plan to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored enterprises. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the agency securities market, particularly with respect to possible increases in prepayment rates.

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

We cannot predict the impact, if any, on our earnings or cash available for distribution to our shareholders of the FHFA’s proposed revisions to Fannie Mae’s and Freddie Mac’s existing infrastructures to align the standards and practices of the three entities.

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

Our net interest margin varies primarily as a result of changes in interest rates as well as changes in the shape of the yield curve.  We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our adjustable-rate securities to experience faster prepayments.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on adjustable-rate mortgages, possibly decreasing the supply of adjustable-rate securities.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than adjustable-rate mortgage rates, further exacerbating these conditions.  Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to shareholders.

Interest rate mismatches between our agency securities and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Historically, we have funded most of our investments with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our agency securities.  Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our securities adjust.  As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.  Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable-rate agency securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate securities typically will be subject to periodic and lifetime interest rate caps.  Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates.  Periodic interest rate caps limit the amount an interest rate can increase during a given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan.  If these interest rate caps apply to the mortgage loans underlying our adjustable-rate securities, the interest distributions made on the related securities will be similarly impacted.  Our borrowings may not be subject to similar interest rate caps.  Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate agency securities.  Further, some of the mortgage loans underlying our adjustable-rate agency securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding.  As a result, we could receive less interest distributions on adjustable-rate agency securities, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings.  These factors could lower our net interest margin, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we own securities with periods of fixed rates, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our agency securities.  If a security has a fixed rate, or is in a period where the rate is fixed, such as our hybrid ARMs, it generally will be more negatively affected by these increases than a security with a currently adjustable-rate.  In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Our delayed delivery transactions, including TBA contracts and dollar roll transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase a substantial portion of our agency securities through delayed delivery transactions, including TBA contracts and dollar roll transactions. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (1) identified agency securities, or (2) to-be-issued (or “to-be-announced”) agency securities with certain terms. As with any forward purchase contract, the value of the underlying agency securities may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying agency securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

Because we acquire agency securities that are backed by hybrid ARMs and fixed-rate securities, an increase in interest rates may adversely affect our profitability.

Most of our investments currently consist of agency securities that are backed by hybrid ARMs, which have a fixed rate for an initial period of time before becoming adjustable-rate securities, or fixed-rate mortgage securities.  As we typically hedge less than 100 percent of our funding cost exposure, during a period of rising interest rates the interest payments on our borrowings could increase, while the interest payments we earn on our hybrid mortgage securities and fixed-rate mortgage securities would not change.  As a result, our returns would be reduced.

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

Changes in prepayment rates on our agency securities may decrease our net interest margin.

Pools of mortgage loans underlie the agency securities that we acquire.  We receive principal distributions as payments are made on these underlying mortgage loans.  Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.  Furthermore, specific government programs to support the housing market and U.S. economy, such as HARP and the three rounds of quantitative easing could cause variability in prepayment rates.  Variations in our expected prepayments could adversely affect our profitability, including in the following ways:

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

•

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

Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to agency securities do not protect us against prepayment risks.

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

Recently adopted rules under the Dodd-Frank Wall Street Reform and Consumer Act (the “Dodd-Frank Act”) establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the new rules, which became effective on October 12, 2012, funds that are now considered CPOs solely because of their use of swaps must register with the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency securities. TBA contracts enable us to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA contract settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.” The agency securities purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions and such forward purchases of agency securities represent off-balance sheet financing and increase our “at risk” leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Under such conditions, it would generally be uneconomical to roll our TBA contracts prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation we are subject to margin calls on our

TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

We are highly dependent on information and communications systems.  Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our stock and our ability to pay dividends to our shareholders.

Our business is highly dependent on communications and information systems.  Any failure or interruption of our manager’s systems or cyber-attacks or security breaches of our manager’s networks or systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results, the market price of our stock and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our agency securities transactions.

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

We generally borrow between six and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount.  As of December 31, 2013, our borrowings were approximately $16.5 billion (including on-balance sheet dollar roll liability), and our debt-to-shareholders’ equity ratio was approximately 7.0:1, while our effective leverage ratio, which includes the impact of off-balance sheet financing related to TBA dollar roll transactions, was 7.3:1.  To the extent we exceed a debt-to-shareholders’ equity ratio of 12:1, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.  We incur leverage by borrowing against our agency securities.  Incurring debt subjects us to many risks, including the risks that:

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
•

a default under a loan could result in an involuntary liquidation of the securities pledged for such loan, including any cross-collateralized securities, which would result in a loss to us equal to the difference between the value of the securities upon liquidation and the carrying value of the securities; and

•

to the extent we are compelled to liquidate assets to repay debts, such an event could jeopardize (1) our REIT status, or (2) our exemption from registration under the Investment Company Act, the loss of either of which could decrease our overall profitability and our ability to make distributions to our shareholders.

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

Failure to procure adequate debt financing, or to renew or replace existing debt financing as it matures, would adversely affect our results and may, in turn, negatively affect the value of our stock and our ability to distribute dividends.

We use debt financing as a strategy to increase our return on investments.  However, we may not be able to achieve our desired debt-to-equity ratio for a number of reasons, including the following:

•	our lenders do not make debt financing available to us at acceptable rates; or
•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do.

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for our investments, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers.  As a result, we cannot assure you that any, or sufficient, debt funding will be available to us in the future on terms that are acceptable to us.  In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2013, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

As of December 31, 2013, the weighted average margin requirement under all our repurchase agreements was approximately 4.63% (weighted by borrowing amount).

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

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty.  The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year.  The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut.  If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion regarding risks related to exposure to European financial institution counterparties in light of recent market conditions. We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount.  Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our shareholders.

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

In addition, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of our stock and our ability to make distributions to our shareholders.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act.  Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2013.  These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses.  We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.  Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.  Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in our operations or earnings estimates or publication of research reports about us or the industry;
•	increases in market interest rates may lead purchasers of our stock to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional shareholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

We have entered and intend to continue to enter into repurchase agreements under which we will nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the agency securities that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service (“IRS”) could successfully assert that we do not own the agency securities during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

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

Our ability to invest in and dispose of TBA contracts could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We purchase agency securities through TBA contracts. In certain instances, rather than take delivery of the agency securities subject to a TBA contract, we will dispose of the TBA contract through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBA contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBA contracts will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS, or we are advised by counsel that TBA contracts should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBA contracts and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBA contracts should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBA contracts and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase agency securities through TBA contracts and to dispose of TBA contracts, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBA contracts should be treated as qualifying assets or that income and gains from dispositions of TBA contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBA contracts, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBA contracts, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties.  Our executive and administrative office is located at 110 Oakwood Drive, Suite 340, Winston-Salem, NC  27103.  As part of our management agreement, our manager is responsible for providing the office space required in rendering services to us, and accordingly, direct rent responsibilities belong to our manager.

Item 3.	Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008.  The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2012	29.00	26.24
Quarter ended June 30, 2012	29.54	27.88
Quarter ended September 30, 2012	29.68	27.87
Quarter ended December 31, 2012	28.15	24.40
Quarter ended March 31, 2013	28.14	25.56
Quarter ended June 30, 2013	27.79	24.57
Quarter ended September 30, 2013	24.78	17.73
Quarter ended December 31, 2013	19.77	16.26

The per-share closing price for our common stock, as reported by the NYSE on February 18, 2014, was $19.56.

Holders of Our Common Stock

As of February 18, 2014, there were approximately 30 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock.  Future dividends will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant.  For 2013, we paid $2.45 per share of common stock in dividends, all of which represented ordinary income for tax purposes.  For 2012, we paid $3.30 per share of common stock in dividends.  Of the $3.30, 97.0415% represented ordinary income, 2.9585% represented long-term capital gain, and 0.0% represented return of capital, for tax purposes.  The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
Quarter ended March 31, 2012	$0.90
Quarter ended June 30, 2012	$0.90
Quarter ended September 30, 2012	$0.80
Quarter ended December 31, 2012	$0.70
Quarter ended March 31, 2013	$0.70
Quarter ended June 30, 2013	$0.70
Quarter ended September 30, 2013	$0.55
Quarter ended December 31, 2013	$0.50

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2008 to the NYSE closing price per share on December 31, 2013 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”).  Total return values were calculated assuming a $100 investment on December 31, 2008 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Hatteras Financial Corp.	100.00	123.42	156.00	156.43	165.68	122.05
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NAREIT Mortgage REIT	100.00	124.63	152.79	149.10	178.75	175.25

Stock Repurchase Program

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2013 – October 31, 2013	-	$-	-	8,864,053
November 1, 2013 – November 30, 2013	700,000	$17.19	700,000	8,164,053
December 1, 2013 – December 31, 2013	649,500	$16.56	649,500	7,514,553
Total	1,349,500	$17.64	1,349,500	7,514,553

(1)	For the quarter ended December 31, 2013, we repurchased 1,349,500 shares of common stock under the Repurchase Program (as defined below) in at-the-market transactions at a total cost of $22,819,000.
(2)	Excludes commissions.
(3)

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock. We may repurchase shares from time to time as liquidity and market conditions permit. The authorization does not include an expiration date.

Item 6.	Selected Financial Data

The following table sets forth our selected historical operating and financial data.  The selected historical operating and financial data for the five years ended December 31, 2013 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes.  You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes.  This table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2013	2012	2011	2010	2009
Statement of Income Data
Interest income on mortgage-backed securities	$450,708	$504,800	$424,713	$263,751	$282,344
Interest income on short-term cash investments	1,560	1,508	1,407	1,265	771
Interest expense	(197,709)	(197,064)	(144,662)	(95,923)	(96,267)
Net interest margin	254,559	309,244	281,458	169,093	186,848

Operating expenses	(27,866)	(24,346)	(17,661)	(13,144)	(12,448)

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(283,012)	64,347	20,576	13,551	-
Impairment of mortgage-backed securities	(8,102)	-	-	-	-
Loss on derivative instruments, net	(69,715)	-	-	-	-
Total other income (loss)	(360,829)	64,347	20,576	13,551	-

Net income (loss)	(134,136)	349,245	284,373	169,500	174,400
Dividends on preferred stock	(21,922)	(7,551)	-	-	-
Net income (loss) available to common shareholders	$(156,058)	$341,694	$284,373	$169,500	$174,400

Earnings (loss) per share of common stock, basic and diluted	$(1.59)	$3.67	$3.97	$4.30	$4.82

Weighted average shares outstanding, basic and diluted	98,337,362	93,185,520	71,708,058	39,454,362	36,195,840

Distributions per common share	$2.45	$3.30	$3.90	$4.40	$4.50

Selected Balance Sheet Data (at period end)
Mortgage-backed securities	$17,642,532	$23,919,251	$17,741,873	$9,587,216	$6,992,771
Total assets	$19,077,360	$26,404,118	$18,586,719	$10,006,979	$7,416,402
Repurchase agreements and dollar roll liability	$16,481,509	$22,866,429	$16,162,375	$8,681,060	$6,046,518
Long-term repurchase agreements	$-	$-	$-	$-	$300,000
Shareholders' equity	$2,364,101	$3,072,864	$2,080,188	$1,145,484	$931,713

Key Statistics (1)
Average MBS	$23,010,281	$22,167,760	$14,932,378	$7,052,063	$6,088,084
Average repurchase agreements and dollar roll liability	$21,249,868	$20,468,353	$13,692,704	$6,488,678	$5,555,212
Average equity	$2,731,439	$2,732,423	$1,899,211	$1,019,200	$875,914
Average portfolio yield (2)	1.96%	2.28%	2.84%	3.74%	4.64%
Average cost of funds (3)	0.93%	0.96%	1.06%	1.48%	1.73%
Interest rate spread (4)	1.03%	1.32%	1.78%	2.26%	2.91%
TBA dollar roll income	$5,605	$-	$-	$-	$-
Average TBA dollar roll position	$185,451	$-	$-	$-	$-
Average portfolio yield, including TBA dollar roll income (5)	1.97%	2.28%	2.84%	3.74%	4.64%

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2013	2012	2011	2010	2009
Effective interest expense (6)	$204,366	$197,064	$144,662	$95,923	$96,267
Effective cost of funds (6)	0.96%	0.96%	1.06%	1.48%	1.73%
Effective net interest margin (7)	$253,507	$309,244	$281,458	$169,093	$186,848
Effective interest rate spread (8)	1.01%	1.32%	1.78%	2.26%	2.91%
Core earnings (9)	$203,719	$277,347	$263,797	$155,949	$174,400
Core earnings per share, basic and diluted (9)	$2.07	$2.98	$3.68	$3.95	$4.82
Average annual portfolio repayment rate (10)	25.70%	26.39%	24.54%	36.27%	19.79%
Debt to equity (at period end) (11)	7.0:1	7.4:1	7.8:1	7.6:1	6.8:1
Debt to paid-in capital (at period end) (12)	6.0:1	8.2:1	8.5:1	8.3:1	8.2:1
Effective debt to equity (at period end) (13)	7.3:1	7.4:1	7.8:1	7.6:1	6.8:1
(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of amortization, by our average MBS.
(3)

Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average balance outstanding under our repurchase agreements and our average dollar roll liability for the period.

(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(5)

Average portfolio yield, including TBA dollar roll income was calculated the same as average portfolio yield other than to include TBA dollar roll income in the numerator and our average TBA dollar roll position in the denominator.

(6)

Effective interest expense includes certain interest rate swap adjustments.  Effective cost of funds is effective interest expense for the period divided by average repurchase agreements and dollar roll liability for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2013 and 2012.  For 2009 through 2012, effective interest expense is identical to interest expense determined in accordance with GAAP.

(7)

Effective net interest margin includes certain interest rate swap adjustments and TBA dollar roll income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information including reconciliations for 2013 and 2012.  For 2009 through 2012, effective net interest margin is identical to net interest margin determined in accordance with GAAP.

(8)	Effective interest rate spread was calculated by subtracting our effective cost of funds from our average portfolio yield including TBA dollar roll income.
(9)

Core earnings was calculated by subtracting operating expenses and dividends on preferred stock from effective interest margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2013 and 2012. For 2009 through 2011, core earnings consists of net interest margin determined in accordance with GAAP reduced by operating expenses.

(10)	Our average annual portfolio repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(11)	Our debt to equity ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by our shareholders’ equity at period end.
(12)

Our debt to paid-in capital ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and additional paid in capital at period end.

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $684,484 as of December 31, 2013.  For 2009 through 2012, effective debt to equity is identical to our debt to equity ratio determined in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Dollar amounts other than share-related amounts are presented in thousands, unless otherwise noted.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in single-family residential mortgage real estate assets. Currently, the majority of these assets consist of mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored enterprise (such as Fannie Mae or Freddie

Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our agency securities net of premium or discount amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio and our hedging instruments.

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

The following table represents key data regarding our company since the quarter ending March 31, 2011:

As of	Agency Securities (1)	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Weighted Average Earnings Per Share
December 31, 2013	$18,269,061	$16,129,683	$2,364,101	96,601,523	$21.50	$(0.16)
September 30, 2013	$20,840,488	$18,829,771	$2,373,641	97,908,523	$21.31	$(2.72)
June 30, 2013	$26,251,979	$23,077,252	$2,479,089	98,830,054	$22.18	$0.66
March 31, 2013	$26,373,535	$22,586,932	$3,072,265	98,830,054	$28.18	$0.62
December 31, 2012	$24,648,140	$22,866,429	$3,072,864	98,822,654	$28.19	$1.02
September 30, 2012	$27,931,504	$23,583,180	$3,212,556	98,809,404	$29.60	$0.83
June 30, 2012	$24,535,118	$20,152,860	$2,692,261	98,074,404	$27.45	$0.91
March 31, 2012	$22,562,895	$16,556,630	$2,669,300	97,779,404	$27.30	$0.89
December 31, 2011	$18,146,767	$16,162,375	$2,080,188	76,823,220	$27.08	$0.92
September 30, 2011	$19,014,997	$15,886,231	$2,015,003	76,546,720	$26.32	$1.04
June 30, 2011	$16,678,511	$14,800,594	$2,006,606	75,091,570	$26.72	$1.04
March 31, 2011	$14,811,137	$11,495,749	$1,894,540	72,571,570	$26.11	$0.96
(1)	Includes unsettled purchases and forward commitments to purchase agency securities.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest margin, the market value of our assets and the supply of and demand for such assets.  We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances.  Our net interest margin varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our agency securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such asset coupon rates will reprice more slowly than the corresponding liabilities used to finance those assets.  Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest margin.  With the maturities of our assets generally being longer term than those of our liabilities, interest rate increases will tend to decrease our net interest margin and the market value of our assets (and therefore our book value).  Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently such prepayment rates cannot be predicted with certainty.  To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our agency securities will likely increase.  If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest margin may suffer.  The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

Since that time, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress outlining alternatives for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market.  The most recent bill in Congress to receive serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill.  This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. In addition, on July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill.  PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. It remains unclear whether these or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill.  It is unclear how the proposals would impact housing finance, and what impact, if any, it would have on mortgage REITs.

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing” are aimed to improve the employment outlook and increase growth in the U.S. economy.  The third round of these purchases, commonly referred to as “QE3” was announced in September 2012.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of both agency securities and U.S. Treasury securities by $5 billion each for the month of January. On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both agency securities and U.S. Treasury securities to take effect in February 2014.  The announcements on the tapering of the U.S. Federal Reserve’s purchases drove interest rates higher on U.S. Treasury and agency securities and resulted in large negative price movements in our assets.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty.  We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see additional price declines.

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

The Dodd-Frank Act established the Office of Financial Research within the Treasury Department to improve the quality of financial data available to policymakers and to facilitate more robust and sophisticated analysis of the financial system. This analysis may also include the scrutiny of mortgage REITs for potential systematic risk.  Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations.  It is unclear how this legislation may impact the borrowing environment, investing environment for agency securities and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities.  At December 31, 2013, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 8.2% of our equity at December 31, 2013.  At December 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.  The following table shows our exposure by country to European banks.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
England	1	$29,120	1.2%
France	1	32,282	1.4%
Germany	2	24,921	1.0%
Netherlands	1	41,904	1.8%
Scotland	1	16,925	0.7%
Switzerland	1	49,252	2.1%
	7	$194,404	8.2%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive.  The relationship between several interest rates is generally determinant of the performance of our company.  Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The agency securities we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates. The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30- day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.04%	0.24%	1.88%
September 30, 2011	0.24%	0.06%	0.25%	1.92%
June 30, 2011	0.19%	0.07%	0.46%	3.16%
March 31, 2011	0.24%	0.10%	0.83%	3.47%

Due to speculation regarding the decrease in U.S. Federal Reserve asset purchases, long-term rates hit the highest levels seen in over two years, with the 10-year Treasury briefly going over 3.0% intra-day in early September 2013 and then closing about that mark in late December 2013.  This sudden move in the long-term portion of the yield curve, and with uncertainty regarding the long-term trend, decreased the value of our assets. It also caused us to dispose of some assets due to the increased potential for unfavorable performance if this trend were to continue.

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

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the periods presented:

	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One Month CPR (3)
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
March 31, 2011	5.61%	22.44%	17.5
(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Investing the Proceeds of our Offerings

We began operations following the closing of our initial private offering on November 5, 2007.  The following is a summary of our underwritten common stock transactions:

Date of Offering	Number of Shares of Common Stock Sold	Offering Price Per Share (2)	Net Proceeds (1)
March 30, 2012	20,125,000	$26.81	$539,327
March 18, 2011	16,675,000	$28.50	$468,765
January 5, 2011	11,500,000	$28.75	$325,707
September 21, 2010	7,475,000	$28.75	$205,642
December 15, 2008	9,409,090	$22.00	$196,463
April 30, 2008 (IPO)	11,500,000	$24.00	$255,440
February 5, 2008	6,900,000	$24.00	$158,743
November 5, 2007	8,203,937	$20.00	$157,054
(1)	After deducting underwriting costs and other fees and costs associates with issuance.
(2)	Net price received by the company for shares of stock sold.

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

We did not issue any common or preferred equity during 2013.  We issued both common and preferred equity during 2012.  On March 30, 2012, we issued 20,125,000 shares of common stock for net proceeds of approximately $539.3 million.  During 2012, we also issued 1,713,900 shares of common stock under our at-the-market offering programs for net proceeds of approximately $48.3 million.

On August 27, 2012, we issued 11,500,000 shares of our Series A Preferred Stock for net proceeds of approximately $278.3 million.  This was our first preferred stock offering.

Book Value per Share

As of December 31, 2013, our book value per share of common stock (total shareholders’ equity plus the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $21.50, a decrease of $6.69, from $28.19 at December 31, 2012.  The decrease in our book value was primarily a result of the sudden increase in interest rates during the middle of 2013 and the resulting adjustments we made to our portfolio.  The unrealized gain on our assets fell $4.05 per share, and our operating losses and distributions contributed $4.10 per share to the decline in book value.  The increase in the value of our interest rate hedges offset $1.31 per share of the overall decrease.  Although the primary purpose of our interest rate hedges is to synthetically fix future funding costs, we attempt to structure our interest rate hedge portfolio to also offset changes in our asset prices due to changes in interest rates.  The price movements of our interest rate hedges and MBS are not perfectly correlated when interest rates change, and depend on a variety of market forces as the hedges may be valued off of a different benchmark than our assets.  This mismatch in correlation, sometimes referred to as “basis risk” is not predictable and often occurs during times of illiquidity or other market disruptions. In the second quarter of 2013, for example, interest rates and prices changed more on agency securities than on U.S. Treasury securities or interest rate hedges with similar average lives.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2013	$25.30	(3.72)	1.07	(1.15)	$21.50
September 30, 2013	$25.19	(3.02)	0.53	(1.39)	$21.31
June 30, 2013	$25.16	0.26	(1.91)	(1.33)	$22.18
March 31, 2013	$25.15	0.30	4.94	(2.21)	$28.18
December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19
September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72
March 31, 2011	$24.67	(0.06)	1.67	(0.17)	$26.11
Investments

We invest in both adjustable and fixed-rate agency securities. At December 31, 2013 and 2012, we owned $17.6 billion and $23.9 billion, respectively, of agency securities.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of December 31, 2013 and 2012, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.75 and 102.85, respectively, of face value.  As of December 31, 2013 and 2012, we had approximately $488.9 million and $648.2 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the year ended December 31, 2013, we purchased approximately $8.4 billion of agency securities with a weighted average coupon of 2.45%.  We also sold approximately $9.9 billion of agency securities with a weighted average coupon of 2.47%.  Together, these purchases and sales represented a sizable repositioning of our portfolio as well as a net reduction in overall size.  These actions were taken to better position the portfolio for current risk environment by reducing our leverage ratio and the duration of our assets.  During the year ended December 31, 2012, we purchased approximately $16.1 billion of agency securities with a weighted average coupon of 2.48%

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae, Freddie Mac and Ginnie Mae securities at December 31, 2013:

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMS	$9,620,743	$(44,871)	$167,848	$9,743,720	55.2%
Fixed Rate	806,312	(1,798)	3,832	808,346	4.6%
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMS	6,671,013	(70,752)	57,808	6,658,069	37.8%
Fixed Rate	338,738	(1,600)	21	337,159	1.9%
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMS	-	-	-	-	0.0%
Fixed Rate	96,236	(998)	-	95,238	0.5%
Total Ginnie Mae	96,236	(998)	-	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

Our investment portfolio consisted of the following types of Fannie Mae and Freddie Mac securities at December 31, 2012:

	Agency Securities Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939	60.3%
Fixed Rate	743,299	-	9,296	752,595	3.1%
Total Fannie Mae	14,824,558	(100)	339,076	15,163,534
Freddie Mac Certificates
ARMS	$7,850,630	$(21)	$149,114	$7,999,723	33.4%
Fixed Rate	744,720	-	11,274	755,994	3.2%
Total Freddie Mac	8,595,350	(21)	160,388	8,755,717
Total Agency Securities	$23,419,908	(121)	$499,464	$23,919,251

Adjustable-rate securities

As of December 31, 2013 our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	7.5%	$1,165,714	3.15%	$101.77	$1,186,380	$106.10	$1,236,878
13-24	9.8%	1,526,598	3.49%	$102.30	1,561,668	$105.73	1,614,081
25-36	14.2%	2,212,306	2.99%	$102.45	2,266,557	$104.96	2,321,985
37-48	15.4%	2,430,716	2.73%	$102.77	2,498,130	$103.88	2,524,939
49-60	15.1%	2,394,168	2.94%	$102.58	2,455,924	$103.72	2,483,318
61-72	29.0%	4,664,901	2.46%	$103.31	4,819,437	$101.83	4,750,098
73-84	9.0%	1,461,452	2.44%	$102.89	1,503,660	$100.62	1,470,490
Total ARMS	100.0%	$15,855,855	2.80%	$102.75	$16,291,756	$103.44	$16,401,789

As of December 31, 2012, our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	4.1%	$856,698	4.03%	$101.24	$867,348	$106.79	$914,832
13-24	4.3%	911,412	3.88%	$102.28	932,202	$106.08	966,854
25-36	10.2%	2,155,206	3.60%	$102.27	2,204,154	$105.55	2,274,763
37-48	14.3%	3,059,130	3.06%	$102.38	3,132,043	$104.84	3,207,245
49-60	16.1%	3,450,959	2.76%	$102.82	3,548,369	$104.81	3,616,891
61-72	13.5%	2,868,337	3.26%	$102.55	2,941,356	$105.54	3,027,295
73-84	33.9%	7,276,854	2.44%	$103.37	7,522,264	$104.54	7,607,359
85-96	0.6%	126,924	3.08%	$103.47	131,327	$105.17	133,487
97-108	-	-	-	$-	-	$-	-
109-120	2.9%	610,509	2.81%	$103.53	632,087	$105.00	641,013
121-140	0.1%	19,995	2.69%	$103.72	20,739	$104.65	20,923
Total ARMS	100.0%	$21,336,024	2.95%	$102.79	$21,931,889	$105.04	$22,410,662
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

As of December 31, 2013, excluding any fixed-rate securities, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 48 months after which time the interest rates reset and become adjustable annually.  At December 31, 2013, 96.4% of our agency ARMs were still in their initial fixed-rate period and 3.6% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.  At December 31, 2013, an additional 3.9% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  At December 31, 2013, we owned $1.2 billion of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed rate portfolio at December 31, 2013.

Wtd Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Weighted Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	6.1%	$72,252	3.50%	$105.40	$76,154	$104.76	$75,693
145-156	38.5%	456,585	3.50%	$104.82	478,592	$104.59	477,544
157-168	7.7%	93,198	3.00%	$103.26	96,237	$102.19	95,238
169-180	47.7%	566,299	3.50%	$104.24	590,303	$104.59	592,268
Total Fixed Rate	100.0%	$1,188,334	3.46%	$104.46	$1,241,286	$104.41	$1,240,743

The following table details our fixed rate portfolio at December 31, 2012.

Wtd Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)

155-167	6.8%	$95,979	3.00%	$103.36	$99,201	$106.44	$102,158
168-180	93.2%	1,339,726	2.60%	$103.66	1,388,818	$104.98	1,406,431
Total Fixed Rate	100.0%	$1,435,705	2.62%	$103.64	$1,488,019	$105.08	$1,508,589
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

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, we account for these derivatives as all-in-one cash flow hedges.  The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income.  Since we purchase forward for the purposes of holding the securities for investment, we consider all of our agency securities, settled or unsettled, as part of our portfolio for the purposes of cash flow and interest rate sensitivity, and consequently hedging, duration measurement, and other related investment management activity.

The following table shows our TBA contracts at December 31, 2013.

	Face	Coupon	Cost	Fair Market Value	Net Liability

15-year TBA contracts	$600,000	3.5%	$632,270	$627,187	$5,083

Liabilities

We have entered into repurchase agreements to finance most of our agency securities.  Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR.  As of December 31, 2013, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at December 31, 2013 of $16.1 billion with 25 counterparties.  We had an outstanding balance of $22.9 billion at December 31, 2012 with 24 different counterparties.

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

As of December 31, 2013, we had entered into 77 interest rate swap agreements with 14 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.5 billion of borrowings under our repurchase agreements.  We also purchase Eurodollar Futures Contracts (“Futures Contracts”), which are based on three month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of December 31, 2013 were as follows:

	Futures Contracts Notional	Futures Contracts Rate	Swap Notional	Swap Rate	Total	Weighted-Average Rate
Effective 2014	$4,698,500	0.35%	$9,441,668	1.35%	$14,140,168	1.02%
Effective 2015	5,105,000	0.79%	6,341,665	1.12%	11,446,665	0.97%
Effective 2016	5,027,250	1.86%	3,400,000	0.91%	8,427,250	1.48%
Effective 2017	4,781,000	2.98%	1,083,335	0.90%	5,864,335	2.60%
Effective 2018	2,541,250	3.77%	50,000	0.96%	2,591,250	3.72%
Effective 2019	35,000	4.24%	-	-	35,000	4.24%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted.  However, our accounting for these transactions will changed prospectively effective October 1, 2013.  All of our swaps had previously been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging.  As a result of discontinuing hedge accounting, beginning October 1 changes in the fair value of our interest rate swap agreements have been recorded in “other income” in our consolidated statements of income, rather than in accumulated other comprehensive income (“AOCI”).  Also, net interest paid or received under the swaps, which up through September 30 was recognized in “interest expense,” has instead been recognized in “other income.”

Results of Operations

Use of GAAP and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, the discussions of our results of operations and liquidity and capital resources include certain non-GAAP financial information, including presentations new this year.  We present these non-GAAP measures largely because of three developments during 2013: 1) our cessation of hedge accounting for our interest rates swaps effective September 30, 2013, as discussed elsewhere in this filing, 2) increased use of Futures Contracts as interest rate hedges, and 3) our use of dollar roll transactions, which generate non-traditional investment income and embody off-balance sheet financing.  These changes result in the recognition of material fair value adjustments in net income, as well as line item classifications that our management believes make it difficult to explain fully the economics of our results and strategies without supplemental disclosures.  The non-GAAP measures we employ are effective interest expense, effective net interest margin, core earnings and core earnings per share, and financial metrics derived from these non-GAAP measures, such as effective cost of funds and effective leverage.  We use these measures internally to assess our results and financial condition.  Therefore, we believe that providing these measures gives users of financial information additional clarity regarding our performance and financial condition and better enables them to see “through the eyes of management.”

We define effective interest expense as our interest expense determined in accordance with GAAP, adjusted to exclude reclassification of deferred swap losses included in interest expense subsequent to our termination of hedge accounting, to include interest rate swap monthly net settlements subsequent to our termination of hedge accounting, and to include swap equivalent gains and losses related to our Futures Contracts.

We similarly define effective net interest margin as our net interest margin determined in accordance with GAAP, adjusted to exclude reclassification of deferred swap losses included in interest expense subsequent to our termination of hedge accounting, to include interest rate swap monthly net settlements subsequent to our termination of hedge accounting, to include swap equivalent gains and losses related to our Futures Contracts, and to include TBA dollar roll income.

We define core earnings as our effective net interest margin (as defined above) further adjusted to deduct operating expenses and dividends on preferred stock.

Our interest expense and net interest margin determined in accordance with GAAP reflect monthly cash settlement under our interest rate swap agreements until September 30, 2013, but not thereafter.  We believe that our presentation of effective interest expense, effective net interest margin and core earnings, all of which adjust for this difference after September 30, 2013, provide a better basis for comparison between 2012 and 2013.

We define our average cost of funds as our total net interest expense (including hedges) determined in accordance with GAAP divided by our average balance outstanding under our repurchase agreements and dollar roll liability computed from our books and records, using daily weighted values.  Similarly, we define effective cost of funds as our total effective interest expense divided by our average balance outstanding under our repurchase agreements and dollar roll liabilities computed from our books and records, using daily weighted values.

These measures involve differences from results computed in accordance with GAAP, and should be considered supplementary to, and not as a substitute for, our results computed in accordance with GAAP.  None of the non-GAAP measures we present represents cash provided by operating activities determined in accordance with GAAP, and none is a measure of liquidity or an indicator of our ability to pay cash dividends. Further, our definitions of these non-GAAP measures may not be comparable to similarly-titled measures of other companies.  Reconciliations of each non-GAAP measure to its nearest directly comparable measure calculated in accordance with GAAP are included below.

Please “Item 6.  Selected Financial Data” for definitions of other metrics we use below, including average portfolio yield and average portfolio repayment rate.

Overview

Our results for 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program.  The market speculation regarding the removal of government purchasing caused significant increases in interest rates, which caused a significant decrease in the value of our investment assets.  This trend, which started in June 2013, carried on throughout the second half of the year.  This interest rate increase, and the resulting valuation decrease, significantly increased the risk profile of our investment portfolio.  To attempt to mitigate this risk, we undertook a portfolio rebalancing to decrease the duration of our assets and our leverage, which increased as our equity decreased.  The 2013 financial results reported below reflect the implementation of our portfolio adjustments our management deemed appropriate for the environment.

We raised $539 million in March 2012 through public offerings of our common stock and $278 million in August 2012 through a preferred stock offering.  In the first quarter of 2011, we raised $794 million through public offerings of our common stock.  The results discussed in this section should be read keeping in mind that the average portfolio size in 2013, which reflect the full year impact of these capital raises, was larger than in 2012.  Likewise, the average portfolio size in 2012 was higher than in 2011, due to the partial year benefits of the 2012 capital raises and the full year benefits of capital raises from early 2011.  This dynamic may cause some metrics regarding our results of operations to be less than perfect comparisons, and not necessarily clear indicators of normalized performance.

Our summarized results of operations for the three years December 31, 2013, along with related key metrics, were as follows:

Net Income

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Statement of Income Data
Total interest income	$452,268	$506,308	$426,120	-11%	19%
Interest expense	(197,709)	(197,064)	(144,662)	0%	36%
Net interest margin	254,559	309,244	281,458	-18%	10%

Operating expenses	(27,866)	(24,346)	(17,661)	14%	38%

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(283,012)	64,347	20,576	-540%	213%
Impairment of mortgage-backed securities	(8,102)	-	-	NM	NM
Loss on derivative instruments, net	(69,715)	-	-	NM	NM
Total other income (loss)	(360,829)	64,347	20,576	-661%	213%

Net income (loss)	(134,136)	349,245	284,373	-138%	23%
Dividends on preferred stock	(21,922)	(7,551)	-	190%	NM
Net income (loss) available to common shareholders	$(156,058)	$341,694	$284,373	-146%	20%

Earnings (loss) per share of common stock, basic and diluted	$(1.59)	$3.67	$3.97	-143%	-8%

Core earnings	$203,719	$277,347	$263,797	-27%	5%

Core earnings per share, basic and diluted	$2.07	$2.98	$3.68	-30%	-19%

Weighted average shares outstanding	98,337,362	93,185,520	71,708,058	6%	30%

NM – Not meaningful

2013 vs. 2012

Net income swung to a loss due primarily to:

•

Lower net interest margin, caused by the lower weighted average coupon of our portfolio stemming from investing cash flow into securities with rates that were lower than the average coupon of our existing portfolio

•	Lower other income, primarily due to:
o	Losses on mortgage-backed securities in the course of the portfolio rebalancing described in “Overview” above
o	Realized and unrealized losses from Futures Contracts (we began using these in 2013 as an alternative means of hedging interest rate risk in the funding of our portfolio)
•	Higher dividends on preferred stock—the preferred stock was only outstanding for a portion of 2012.

Core earnings decreased due primarily to:

•

Lower net interest margin, caused by the lower weighted average coupon of our portfolio stemming from investing cash flow into securities with rates that were lower than the average coupon of our existing portfolio

•	Higher dividends on preferred stock—the preferred stock was only outstanding for a portion of 2012.

2012 vs. 2011

Net income increased due primarily to the following:

•	Higher net interest margin, driven by:
o	The increased average size of our portfolio (enabled by capital raises in 2011 and 2012)
o	Lower cost of funds

Partially offset by:

o	A lower weighted average coupon on our portfolio driven by new money rates that were lower than the average coupon of our existing portfolio
•	Higher gain on sale of mortgage-backed securities from opportunistic selling associated with managing risks in our portfolio.

These favorable changes were partially offset by:

•	Increased operating expenses associated with the growth of the Company
•	Dividends on preferred stock from the date of the offering forward.

Core earnings increased due to the same drivers of the increase in net income, excluding the increase in gain on sale of mortgage-backed securities.

Total Interest Income

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Coupon interest on MBS and short-term investments	$618,192	$669,152	$519,455	-8%	29%
Net premium amortization	(165,924)	(162,844)	(93,335)	-2%	-74%
Total interest income	$452,268	$506,308	$426,120	-11%	19%

Average MBS	$23,010,281	$22,167,760	$14,932,378	4%	48%
Weighted-average coupon on MBS	2.76%	3.09%	3.55%	-11%	-13%
Average portfolio yield	1.96%	2.28%	2.84%	-14%	-20%
Average annual portfolio repayment rate	25.70%	26.39%	24.54%	-3%	8%

The major drivers of our interest income are the coupons on the securities we own, the size of our portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

2013 vs. 2012

Total interest income decreased due primarily to:

•	The decrease in our weighted-average coupon stemming from lower market rates available on new securities; and
•	The increase in premium amortization from the larger average portfolio;

These declines were partially offset by:

•	Growth in the average size of our portfolio.

2012 vs. 2011

Total interest income increased due primarily to:

•	The substantial increase in the average size of our portfolio, driven by capital raises in 2011 and 2012;

This increase was partially offset by:

•	The decrease in our weighted-average coupon, which was down 13% on a relative basis, stemming from lower market rates available on new securities;
•

Higher premium amortization from the larger portfolio, exacerbated by the increase in our average repayment rate, which was due to elevated levels of refinancings associated with the low overall interest rate environment.

Interest Expense

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Repurchase agreements and dollar roll liability	$81,856	$79,833	$39,561	3%	102%
Swaps settlements	91,525	117,231	105,101	-22%	12%
Reclassification of deferred hedge loss	24,328	-	-	NM	NM
Interest expense	$197,709	$197,064	$144,662	0%	36%

Effective interest expense	$204,366	$197,064	$144,662	4%	36%

Average repurchase agreements and dollar roll liability	$21,249,868	$20,468,353	$13,692,704	4%	49%
Average rate on repurchase agreements and dollar roll liability	0.39%	0.39%	0.29%	0%	34%
Average cost of funds	0.93%	0.96%	1.06%	-3%	-9%
Effective cost of funds	0.96%	0.96%	1.06%	0%	-9%

NM – Not meaningful

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  Note that our cessation of hedge accounting for our interest rate swaps caused changes in classification of swaps impacts, effective October 1, 2013.  The following are key components of the change between periods:

2013 vs. 2012

Interest expense was essentially flat due to several offsetting factors:

•	Our average borrowings and related swap positions were higher, as a result of higher average leverage in support of the larger average investment portfolio;
•	Offset by accounting impacts of our cessation of hedge accounting, which lowered GAAP interest expense by $6,657 and cost of funds by 3 basis points.

Effective interest expense increased due primarily to:

•	Higher average borrowings and related swap positions, as a result of higher average leverage in support of the larger average investment portfolio.

2012 vs. 2011

Interest expense increased due primarily to:

•	The substantial increase in the average size of borrowings (commensurate with the increase in the MBS portfolio), driven by capital raises in 2011 and 2012; and
•	The increase in our average rate on repurchase agreements.

This increase was partially offset by:

•

Lower average interest rates on our interest rate swaps due to substantially lower fixed rates on new swaps entered as a consequence of investing, and related hedging, the proceeds of our capital raises.

Net Interest Margin and Interest Rate Spread

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Net interest margin	$254,559	$309,244	$281,458	-18%	10%
Effective net interest margin	$253,507	$309,244	$281,458	-18%	10%

Average portfolio yield	1.96%	2.28%	2.84%	-0.32%	-0.56%
Average cost of funds	0.93%	0.96%	1.06%	-0.03%	-0.10%
Average interest rate spread	1.03%	1.32%	1.78%	-0.29%	-0.46%

Average portfolio yield, including TBA dollar roll income	1.97%	2.28%	2.84%	-0.31%	-0.56%
Effective cost of funds	0.96%	0.96%	1.06%	0.00%	-0.10%
Effective interest rate spread	1.01%	1.32%	1.78%	-0.31%	-0.46%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread and our leverage largely indicate our ability to earn distributable income.  Our interest rate spread decreased during each of the periods presented versus the preceding periods.  See the discussions of Total Interest Income and Interest Expense above for the key drivers of these changes.

Other Income (Loss)

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	$(283,012)	$64,347	$20,576	NM	213%
Impairment of mortgage-backed securities	(8,102)	-	-	NM	NM
Loss on derivative instruments, net	(69,715)	-	-	NM	NM
Total other income (loss)	$(360,829)	$64,347	$20,576	NM	213%

NM – Not meaningful

Our other income generally consists of realized gains and losses on our MBS investments and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, as can be seen in the table above.  Items particular to each period comparison are as follows:

2013 vs. 2012

Other income (loss) swung to a loss due primarily to:

•

Losses on mortgage-backed securities.  As described in “Overview,” we undertook a portfolio rebalancing initiative over the second half of 2013.  We sold $9.9 billion face value of MBS in 2013 versus $5.8 billion of face value in 2012. We also impaired $158.2 million face value of securities prior to the end of the third quarter of 2013, resulting in a loss of $8,102.

•

In 2013, we began using Eurodollar Futures as part of our hedging strategy.  Net realized and unrealized losses on these contracts were $58,883 for 2013 and are reflected in “Loss on derivative instruments, net.”  In 2012 and 2011, our hedging was done exclusively via interest rate swaps, with unrealized gains and losses recorded to “other comprehensive income,” in accordance with hedge accounting.

•

Effective September 30, 2013, we discontinued the designation of our interest rate swaps as cash flow hedges for accounting purposes.  As a result, from October 1, 2013 forward, monthly swap settlements and the change in fair value of our swaps, which amounted to a net loss of $5,949, were recorded to “Loss on derivative instruments, net.”

•	Our TBA dollar roll positions generated realized losses of $10,488 and TBA dollar income of $5,605 in 2013, both of which are reflected in “Loss on derivative instruments, net.”

2012 vs. 2011

•	As our portfolio grew and the prices of our investments increased, the level of opportunistic selling and portfolio repositioning also increased.

Operating Expenses

	Years Ended December 31			Change vs. Prior Year
	2013	2012	2011	2013	2012
Management fee	$18,180	$17,420	$13,787	4%	26%
Share based compensation	2,594	1,920	1,150	35%	67%
General and administrative	7,092	5,006	2,724	42%	84%
Total	$27,866	$24,346	$17,661	14%	38%

Average equity	$2,731,439	$2,732,423	$1,899,211	0%	44%
As a % of average equity	1.07%	0.89%	1.00%	20%	-11%
We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew over both compared periods as discussed below:

2013 vs. 2012 and 2012 vs. 2011

•	Our management fee is defined as a percentage of our equity per the governing agreement, and increases as the amount of equity increases.
•	Our share based compensation increased as we have more employees receiving grants
•

Our general and administrative costs have increased along with our overall size, including expenses related to additional employees, increased technology (particularly software), insurance and professional fees.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three years ended December 31, 2013:

	2013	2012	2011

Net interest margin	$254,559	$309,244	$281,458
Less: reclassification of deferred swap losses included in interest expense	24,328	-	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	(30,985)	-	-
Dollar roll income	5,605	-	-
Effective net interest margin	253,507	309,244	281,458
Total operating expenses	(27,866)	(24,346)	(17,661)
Dividends on preferred stock	(21,922)	(7,551)	-
Core earnings	$203,719	$277,347	$263,797

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three years ended December 31, 2013:

	2013		2012		2011
	Amount	% (1)	Amount	% (1)	Amount	% (1)

Interest expense and cost of funds	$197,709	0.93%	$197,064	0.96%	$144,662	1.06%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(24,328)	-0.12%	-	0.00%	-	0.00%
Interest rate swaps – monthly net settlements (after hedge de-designation)	30,985	0.15%	-	0.00%	-	0.00%
Effective interest expense and effective cost of funds	$204,366	0.96%	$197,064	0.96%	$144,662	1.06%

(1) Dollar amount as a percentage of our average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2013 (dollar amounts in thousands):

	December 31, 2013
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,170,898	0.37%	$2,311	$13,173,209
30 days to 3 months	2,958,785	0.40%	1,845	2,960,630
	$16,129,683	0.37%	$4,156	$16,133,839

From time to time we may make forward commitments to purchase our agency securities.  The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. The following table shows the agency securities forward purchase commitments on the balance sheet as of December 31, 2013.

Face	Cost	Fair Market Value	Due to Brokers
$984,629	$1,036,044	$1,030,780	$1,037,879

In addition, we had contractual commitments under interest rate swap agreements as of December 31, 2013.  These agreements were for a total notional amount of $10.5 billion, had an average rate of 1.37% and a weighted average term of 24 months.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital.  Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.  We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At December 31, 2013, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 24 of these counterparties.

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

Similar to the valuation margin calls that we receive on our repurchase agreements, we also receive margin calls on our dollar roll transactions and on derivative instruments when their value declines.  This typically occurs when prevailing market rates decrease, with the severity of the decrease also dependent on the term of the derivatives involved.  The amount of any margin call will generally be dollar for dollar, on a daily basis.  Our posting of collateral with our hedge counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
December 31, 2013	$17,464,981	$16,129,683	$18,832,650	$16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240
March 31, 2011	9,983,197	11,495,749	11,495,749	8,566,200

As of December 31, 2013 and 2012, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.6%  and 4.3%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of December 31, 2013 and 2012, we had approximately $1.6 billion and $1.8 billion, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

One risk to our liquidity is the collateral, or haircut, held by our lenders.  In the event of insolvency by a repurchase agreement lender, our claim to our haircut becomes that of a general unsecured creditor.  For example, in October of 2011, MF Global, Inc., one of our lending counterparties, filed for relief under Chapter 11 of the U.S. Bankruptcy Code.  We were unable to recover approximately $0.8 million that was due us at that time under our repurchase agreement with MF Global, Inc.  Due to the complexity of this estate, it will likely be several years before we receive any clarity as to any recovery, and therefore, we recorded a loss allowance for the total amount due at that time.

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

Liquidity Sources—Dollar Roll Transactions

We may also enter into dollar roll transactions as a source of financing for our investments.  Dollar roll transactions represent a form of financing that may be on or off balance sheet, depending on whether the security rolled is a specified pool or a TBA contract.  TBA contracts that are financed using dollar rolls transactions are accounted for as derivatives and shown on our balance sheet at net fair market value. Under certain market conditions it may be uneconomical for us to roll our TBA contracts and we may need to settle our obligations and take delivery of the underlying securities.  If we were required to take physical delivery to settle a TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.  Our TBA dollar roll transactions are also subject to margin requirements governed by our prime brokerage agreements.  In the event of a margin call, we must generally provide additional collateral on the same business day. The table below sets forth information regarding the volume of dollar roll transactions (both specified pools and TBA contracts) during the quarter ended December 31, 2013, which was the first quarter in which we engaged in dollar roll transactions.

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
December 31, 2013	$1,275,595	$1,037,879	$2,134,370	$-

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

No shares of common stock were issued under the 2012 Program during 2013.  For the year ended December 31, 2012, we issued 1,713,900 shares of common stock in at-the-market transactions at an average price of $28.69 per share raising net proceeds after sales commissions and expenses of approximately $48.3 million.  We paid $0.5 million in sales commissions to Cantor and JMP during the year ended December 31, 2012.

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

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $43.9 million.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

During periods when our board of directors has authorized us to repurchase shares under the Repurchase Program, we will not be authorized to issue shares of common stock under the 2012 Program described above.  Similarly, during periods when our board of directors has authorized us to issue shares of common stock under the 2012 Program, we will not be authorized to repurchase shares under the Repurchase Program.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  At December 31, 2013 and December 31, 2012, our total on-balance sheet borrowings were approximately $16.5 billion and $22.9 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.0:1 and 7.4:1, respectively. Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet dollar roll liabilities) was approximately 7.3:1 as of December 31, 2013.

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

Market Valuation of Investment Securities:  We invest in agency securities representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans.  Guidance under the Financial Accounting Standards Board (“FASB”) ASC Topic on Investments requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income.

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

Impairment of Assets:  We assess our investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other than temporarily impaired, we use a two-step evaluation process.  First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not is it more likely than not that we will be required to sell the security prior to recovering its amortized cost basis.  If we determine that the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  We recorded $8,102 of impairment as of September 30, 2013, on securities that were sold at a loss in early October.  There were no other impairment losses recognized during any of the other periods presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of December 31, 2013 and 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of December 31, 2013, we had TBA dollar roll transactions outstanding of $632 million.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing. Pursuant to ASC 815, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

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

Interest Rate Effect on Net Interest Margin

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

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swap agreements and Futures Contracts.  These instruments are intended to serve as a hedge against future interest rate increases on our variable rate borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our agency securities.  If prepayments are slower or faster than assumed, the life of the agency securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

Interest Rate Cap Risk

The ARMs that underlie our agency securities are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period.  However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions.  Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate agency and hybrid securities could effectively be limited by caps.  Agency securities backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings.  These factors could lower our net interest margin or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Extension Risk

We invest in agency securities that are either fixed-rate or backed by ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, even or ten years) and thereafter reset periodically, on the same basis as agency securities backed by ARMs.  We compute the projected weighted-average life of our agency securities based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when agency securities are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net annual interest income, at

December 31, 2013 and 2012, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

December 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	0.66%	(0.96%)
+ 0.50%	1.27%	(0.47%)
- 0.50%	6.34%	0.19%
- 1.00%	(2.28%)	0.61%

December 31, 2012

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(5.02%)	(0.90%)
+ 0.50%	(0.37%)	(0.44%)
- 0.50%	3.86%	0.18%
- 1.00%	(7.09%)	0.33%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates.  It is important to note that the impact of changing interest rates on market value and net interest margin can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above.  In addition, other factors impact the market value of and net interest margin from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of swaps, should interest rates immediately change.  Given the low level of interest rates at December 31, 2013 and 2012, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.  Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest margin to decline.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•	using derivatives, such as financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our agency securities and our borrowings;
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

Based on management’s evaluation as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013.  This report appears on page F-27 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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

Tax Rates

Legislation enacted in 2012 made the following adjustments, which were effective as of January 1, 2013, to the federal income tax rates: (1) the maximum tax rate on "qualified dividend income" received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Shareholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Shareholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. shareholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1.	Financial Statements

Included herein at pages F-1 through F-27.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (including all articles of amendment and articles supplementary) (4)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Form of 7.625% Series A Cumulative Redeemable Preferred Stock Certificate (5)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors, LLC dated February 23, 2012(6)

10.2	2007 Equity Incentive Plan* (1)

10.3	2010 Equity Incentive Plan*(3)

10.4	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.5	Form of Restricted Stock Award Agreement for independent directors * (1)

10.6	Form of Indemnification Agreement * (1)

10.7	First Addendum and Amendment to Restricted Stock Agreements between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

10.8	Consulting Agreement between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101

Submitted electronically herewith as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2013.

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on April 22, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2012 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A filed with the SEC on August 23, 2012 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2012 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: February 21, 2014	By:	/s/ Michael R. Hough
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

Date	Signature

February 21, 2014	/s/ Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Michael R. Hough
February 21, 2014	/s/ Benjamin M. Hough	Director
Benjamin M. Hough
February 21, 2014	/s/ David W. Berson	Director
David W. Berson
February 21, 2014	/s/ Ira G. Kawaller	Director
Ira G. Kawaller
February 21, 2014	/a/ Jeffrey D. Miller	Director
Jeffrey D. Miller
February 21, 2014	/s/ Thomas D. Wren	Director
Thomas D. Wren
February 21, 2014	/s/ Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth A. Steele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying consolidated balance sheets of Hatteras Financial Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Hatteras Financial Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 21, 2014

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)

	December 31, 2013	December 31, 2012
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $17,049,670 and $22,591,973 at December 31, 2013	$17,642,532	$23,919,251
and December 31, 2012, respectively)
Cash and cash equivalents	763,326	168,424
Restricted cash	225,379	281,021
Unsettled purchased mortgage-backed securities, at fair value	-	138,338
Receivable for securities sold	231,214	1,587,535
Accrued interest receivable	55,156	77,113
Principal payments receivable	95,021	190,832
Debt security, held to maturity, at cost	15,000	15,000
Interest rate swap asset	15,841	-
Other assets	33,891	26,604
Total assets	$19,077,360	$26,404,118

Liabilities and shareholders’ equity
Repurchase agreements	$16,129,683	$22,866,429
Dollar roll liability	351,826	-
Payable for unsettled securities	-	137,121
Accrued interest payable	8,279	7,592
Interest rate swap liability	125,133	243,945
Futures contract liability	36,733	-
Dividend payable	52,929	73,804
Accounts payable and other liabilities	8,676	2,363
Total liabilities	16,713,259	23,331,254

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at December 31, 2013
and December 31, 2012, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized,
96,601,523 and 98,822,654 shares issued and outstanding at
December 31, 2013 and December 31, 2012, respectively	97	99
Additional paid-in capital	2,453,018	2,494,303
Retained earnings (accumulated deficit)	(359,214)	37,356
Accumulated other comprehensive (loss) income	(8,052)	262,854
Total shareholders’ equity	2,364,101	3,072,864
Total liabilities and shareholders’ equity	$19,077,360	$26,404,118

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

For the years ended December 31, 2013, 2012, and 2011

(Dollars in thousands, except share related amounts)

	2013	2012	2011

Interest income:
Interest income on mortgage-backed securities	$450,708	$504,800	$424,713
Interest income on short-term cash investments	1,560	1,508	1,407
Total interest income	452,268	506,308	426,120

Interest expense	197,709	197,064	144,662

Net interest margin	254,559	309,244	281,458

Operating expenses:
Management fee	18,180	17,420	13,787
Share based compensation	2,594	1,920	1,150
General and administrative	7,092	5,006	2,724
Total operating expenses	27,866	24,346	17,661

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(283,012)	64,347	20,576
Impairment of mortgage-backed securities	(8,102)	-	-
Loss on derivative instruments, net	(69,715)	-	-
Total other income (loss)	(360,829)	64,347	20,576

Net income (loss)	(134,136)	349,245	284,373
Dividends on preferred stock	21,922	7,551	-
Net income (loss) available to common shareholders	$(156,058)	$341,694	$284,373

Earnings (loss) per share - common stock, basic	$(1.59)	$3.67	$3.97

Earnings (loss) per share - common stock, diluted	$(1.59)	$3.67	$3.97

Weighted average common shares outstanding, basic	98,337,362	93,185,520	71,708,058

Weighted average common shares outstanding, diluted	98,337,362	93,185,520	71,708,058

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	2013	2012	2011

Net income (loss)	$(134,136)	$349,245	$284,373

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale	(391,590)	115,008	223,333
Net unrealized gains (losses) on interest rate hedges	120,684	(25,476)	(155,902)
Other comprehensive income (loss)	(270,906)	89,532	67,431

Comprehensive income (loss)	$(405,042)	$438,777	$351,804

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2013, 2012, and 2011

	7.625% Series A
	Cumulative
	Redeemable			Retained	Accumulated
	Preferred	Common	Additional	Earnings	Other
(Dollars in thousands)	Stock	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2010	$-	$46	$1,043,027	$(3,480)	$105,891	$1,145,484
Issuance of common stock	-	31	860,571			860,602
Share based compensation expense	-	-	1,150	-	-	1,150
Dividends declared on common stock	-	-	-	(278,852)	-	(278,852)
Net income	-	-	-	284,373	-	284,373
Other comprehensive income					67,431	67,431
Balance at December 31, 2011	-	77	1,904,748	2,041	173,322	2,080,188
Issuance of preferred stock	278,252	-	-	-	-	278,252
Issuance of common stock	-	22	587,635	-	-	587,657
Share based compensation expense	-	-	1,920	-	-	1,920
Dividends declared on preferred stock	-	-	-	(7,551)	-	(7,551)
Dividends declared on common stock	-	-	-	(306,379)	-	(306,379)
Net income	-	-	-	349,245	-	349,245
Other comprehensive income	-	-	-	-	89,532	89,532
Balance at December 31, 2012	278,252	99	2,494,303	37,356	262,854	3,072,864
Repurchase of common stock	-	(2)	(43,879)	-	-	(43,881)
Share based compensation expense	-	-	2,594	-	-	2,594
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(240,512)	-	(240,512)
Net loss	-	-	-	(134,136)	-	(134,136)
Other comprehensive loss	-	-	-	-	(270,906)	(270,906)
Balance at December 31, 2013	$278,252	$97	$2,453,018	$(359,214)	$(8,052)	$2,364,101

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

	2013	2012	2011
Operating activities
Net income (loss)	$(134,136)	$349,245	$284,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	165,924	162,844	93,335
Reclassification of deferred swap loss	25,816	-	-
Amortization related to interest rate swap agreements	311	361	346
Share based compensation expense	2,594	1,920	1,150
Hedge ineffectiveness	(205)	178	655
Net (gain) loss on sale of mortgage-backed securities	283,012	(64,347)	(20,576)
Impairment loss on mortgage-backed securities	8,102	-	-
Net loss on derivative instruments	68,205	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	21,957	(14,088)	(25,052)
Increase in other assets	(2,432)	(191)	(1,881)
Increase in accrued interest payable	687	2,996	1,419
Increase in accounts payable and other liabilities	572	110	1,111
Net cash provided by operating activities	440,407	439,028	334,880

Investing activities
Purchases of mortgage-backed securities	(10,180,894)	(17,988,431)	(13,351,128)
Principal repayments of mortgage-backed securities	5,782,709	5,635,988	3,559,612
Sale of mortgage-backed securities	11,280,146	4,518,105	1,766,557
Net payments on derivative instruments	(67,656)	-	-
Net cash provided by (used in) investing activities	6,814,305	(7,834,338)	(8,024,959)

Financing activities
Issuance of preferred stock	-	278,252	-
(Repurchase) issuance of common stock	(43,881)	587,657	860,602
Cash dividends paid	(283,309)	(309,267)	(255,827)
Proceeds from repurchase agreements	226,824,755	231,718,347	163,847,236
Principal repayments on repurchase agreements	(233,561,501)	(225,014,293)	(156,365,921)
Proceeds from dollar roll liability	1,784,998	-	-
Repayments on dollar roll liability	(1,433,172)	-	-
Increase (decrease) in restricted cash margin on derivatives	55,642	(44,007)	(161,592)
Payment on termination interest rate swap	(3,342)	-	-
Net cash provided by (used in) financing activities	(6,659,810)	7,216,689	7,924,498

Net increase (decrease) in cash and cash equivalents	594,902	(178,621)	234,419
Cash and cash equivalents, beginning of period	168,424	347,045	112,626
Cash and cash equivalents, end of period	$763,326	$168,424	$347,045

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$197,022	$194,068	$143,243

Supplemental schedule of non-cash investing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$-	$722,221	$397,936

(Dollars in thousands)

	2013	2012	2011
Receivable for securities sold	$231,214	$1,587,535	$-

Supplemental schedule of non-cash financing activities
Dividends declared on preferred stock, not yet paid	$4,628	$4,628	$-
Dividends declared on common stock, not yet paid	$48,301	$69,176	$69,141

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands except per share amounts)

1.	Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007. The Company invests primarily in single-family residential mortgage assets, such as mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government   - Ginnie Mae - or by the U.S. Government sponsored enterprises - Fannie Mae and Freddie Mac - (“agency securities”). The Company is externally managed by Atlantic Capital Advisors, LLC (“ACA”).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of agency securities and derivative instruments.

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

Restricted Cash

Restricted cash is cash held in margin accounts at various counterparties as collateral related to interest rate swaps, Eurodollar futures contracts and forward commitments to purchase TBA securities.

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, agency securities (settled and unsettled), forward purchase commitments, debt security held to maturity, receivable for securities sold, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements, dollar roll liabilities and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, restricted cash, receivable for securities sold, accrued interest receivable, dollar roll liabilities and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and are valued using Level 2 inputs. See Note 4 for discussion of the fair value of agency securities and forward purchase commitments.  See Note 5 for discussion of the fair value of the held to maturity debt security.  See Note 7 for discussion of the fair value of derivative instruments.

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

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar rolls, interest rate swap agreements and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty.  See Note 6 for additional information on repurchase agreements and Note 7 for additional information on dollar rolls, interest rate swap agreements and futures contracts.

Mortgage-Backed Securities

The Company invests in agency securities representing interests in or obligations backed by pools of single-family residential mortgage loans.  Guidance under the FASB ASC Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.  Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these purchase commitments is included in other assets or liabilities in the accompanying consolidated balance sheets.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other than temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  See Note 4 for discussion of any impairment losses recognized during the periods presented.

Derivative Instruments

The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding.  The objectives of the Company’s risk management strategy are 1) to attempt to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates, and 2) to reduce fluctuations in net book value over a range of interest rate scenarios.  The principal instruments that the Company uses to achieve these objectives are interest rate swaps.  The Company also purchases or sells Eurodollar Futures Contracts (“Futures Contracts”) to replicate the economic hedging results achieved with interest rate swaps.  The Company does not enter into any of these transactions for speculative purposes.

The Company accounts for derivative instruments in accordance with ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value.  The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815.  Changes in fair value related to derivatives not in hedge designated relationships are recorded in “Gain (loss) on derivative instruments, net” in the Company’s consolidated statements of income, whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income (loss) and later reclassified to income at the time that the hedged transactions affect earnings.  Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement.

Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in the Company’s consolidated balance sheets.  In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section if the derivatives are designated as accounting hedges and in the investing section otherwise.  The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts.  The Company attempts to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

All of the Company’s swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company's interest rate swap agreements are recorded in “Loss on derivative instruments, net” in the Company's consolidated statements of income, rather than in accumulated other comprehensive income (loss) (AOCI).  Also, net interest paid or received under the swaps, which up through September 30 was recognized in “interest expense,” is instead recognized in “Loss on derivative instruments, net.”  These swaps continue to be reported as assets or liabilities on the Company's consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in AOCI from swap activity up through September 30, 2013 will remain in AOCI and be recognized in the Company's consolidated statements of income as "interest expense" over the remaining term of the swaps.  See Note 7 for further information.

At times, the Company may also enter into TBA contracts as a means of investing in and financing agency securities via “dollar roll” transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Loss on derivative instruments, net.”  Realized gains and losses related to TBA contracts are also recognized in “Loss on derivative instruments, net.”  TBA dollar roll transactions represent off-balance sheet financing.

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

Dollar Roll Liability

In addition to the TBA dollar roll transactions described above, the Company may from time to time execute dollar roll transaction on agency securities (“CUSIP dollar rolls”).  These transactions represent on-balance sheet financing, presented as “Dollar roll liability” in the Company’s consolidated balance sheets.  During the period of a CUSIP dollar roll, the financed security remains on the Company’s balance sheet, and the components of the net interest margin earned from the price drop are classified in “interest income on mortgage-backed securities” and “interest expense,” respectively.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company will generally not be subject to federal income tax to the extent that it distributes 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.  The Company and two of its subsidiaries have made an election to treat these subsidiaries as TRSs.  As such, these TRSs are taxable as domestic C corporations and are subject to federal, state and local income taxes based upon their taxable income.

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $2,594, $1,920, and $1,150 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Other Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income for the Company generally arises from unrealized gains or losses generated from changes in market values of the securities held as available-for-sale and derivative instruments that have been designated as accounting hedges.

Recent Accounting Pronouncements

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company.  As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic, which may have resulted in a material modification to the presentation of the Company’s consolidated financial statements.  In June 2013, the FASB released ASU 2013-08 Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements that set forth new guidance on determining whether a company is subject to investment company accounting.  These final rules maintained the scope exemption for real estate investment trusts.

In December 2011, the FASB released Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. This disclosure was adopted effective January 1, 2013 and did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this update, enhanced disclosures are required for items reclassified out of accumulated other comprehensive income.  This disclosure was adopted effective January 1, 2013 and did not have a material effect on the Company’s consolidated financial statements.

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

Other than the Futures Contracts, all of the Company’s agency securities and other derivatives were valued using Level 2 inputs at December 31, 2013 and 2012.    The Futures Contracts were valued using Level 1 inputs at December 31, 2013.  See Notes 4 and 7, respectively for a discussion on how agency securities and other derivatives were valued.

The carrying values and fair values of all financial instruments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Mortgage-backed securities	$17,642,532	$17,642,532	$23,919,251	$23,919,251
Unsettled purchased mortgage backed securities	-	-	138,338	138,338
Cash and cash equivalents	763,326	763,326	168,424	168,424
Restricted cash	225,379	225,379	281,021	281,021
Accrued interest receivable	55,156	55,156	77,113	77,113
Receivable for securities sold	231,214	231,214	1,587,535	1,587,535
Principal payments receivable	95,021	95,021	190,832	190,832
Debt security, held to maturity	15,000	14,307	15,000	13,981
Interest rate swap asset	15,841	15,841	-	-
Futures Contracts*	11,148	11,148	-	-
Short term investment*	19,910	19,910	20,187	20,187
Forward purchase commitments*	-	-	5,452	5,452
Liabilities
Repurchase agreements	$16,129,683	16,129,683	$22,866,429	$22,866,429
Dollar roll liabilities	351,826	351,826	-	-
Payable for unsettled securities	-	-	137,121	137,121
Accrued interest payable	8,279	8,279	7,592	7,592
Interest rate swap liability	125,133	125,133	243,945	243,945
Futures contract liability	36,733	36,733	-	-
Forward purchase commitments**	5,741	5,741	-	-

*These lines are included in other assets on the consolidated balance sheets
**This line included in accounts payable and other liabilities on the consolidated balance sheets

4.	Mortgage-Backed Securities

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.  At December 31, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists solely of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored enterprise.  The following table presents certain information about the Company’s agency securities at December 31, 2013.

	Agency
	Securities	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$9,620,743	$(44,871)	$167,848	$9,743,720
Fixed Rate	806,312	(1,798)	3,832	808,346
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMS	6,671,013	(70,752)	57,808	6,658,069
Fixed Rate	338,738	(1,600)	21	337,159
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMS	-	-	-	-
Fixed Rate	96,236	(998)	-	95,238
Total Ginnie Mae	96,236	(998)	-	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

The following table presents certain information about the Company’s agency securities at December 31, 2012.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMS	$14,081,259	$(100)	$329,780	$14,410,939
Fixed Rate	743,299		9,296	752,595
Total Fannie Mae	14,824,558	(100)	339,076	15,163,534
Freddie Mac Certificates
ARMS	7,850,630	(21)	149,114	7,999,723
Fixed Rate	744,720	-	11,274	755,994
Total Freddie Mac	8,595,350	(21)	160,388	$8,755,717
Total Agency Securities	$23,419,908	$(121)	$499,464	$23,919,251

The components of the carrying value of available-for-sale agency securities at December 31, 2013 and 2012 are presented below.

	As of December 31
	2013	2012
Principal balance	$17,044,190	$22,771,731
Unamortized premium	488,854	648,181
Unamortized discount	(2)	(4)
Gross unrealized gains	229,509	499,464
Gross unrealized losses	(120,019)	(121)
Carrying value/estimated fair value	$17,642,532	$23,919,251

The following table presents components of interest income on the Company’s agency securities portfolio for the three years ended December 31, 2013:

	Years Ended December 31
	2013	2012	2011
Coupon interest on MBS	$616,632	$667,644	$518,048
Net premium amortization	(165,924)	(162,844)	(93,335)
Interest income on MBS, net	$450,708	$504,800	$424,713

During the second half of 2013, the Company repositioned a significant portion of its portfolio, resulting in an elevated level of sales of securities.  Gross gains and losses from sales of securities for the three years ended December 31, 2013 were as follows:

	Years Ended December 31
	2013	2012	2011
Gross gains on MBS	$18,717	$66,084	$22,135
Gross losses on MBS	(301,729)	(1,737)	(1,559)
Net gain (loss) on MBS	$(283,012)	$64,347	$20,576

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis, and on a quarterly basis reviews its agency securities for impairment.  At December 31, 2013 and 2012, the Company had the following securities in a loss position presented below:

	Less than 12 months		Less than 12 months
	as of December 31, 2013		as of December 31, 2012
	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMS	$3,233,274	$(44,871)	$149,954	$(100)
Fixed Rate	281,760	(1,798)	-	-
Freddie Mac Certificates
ARMS	4,046,473	(70,752)	41,625	(21)
Fixed Rate	316,835	(1,600)	-	-
Ginnie Mae Certificates
ARMS	-	-	-	-
Fixed Rate	95,238	(998)	-	-
Total temporarily impaired securities	$7,973,580	$(120,019)	$191,580	$(121)
Number of securities in an unrealized loss position		279		4

The Company did not make the decision to sell the above securities as of December 31, 2013 and 2012, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The Company recognized an other-than-temporary impairment of $8,102 as of September 30, 2013 on three securities the Company had decided to sell, the sale of which would occur prior to the recovery of their amortized cost.  These securities were disposed of in early October 2013.  There were no other impairment losses recognized during the three year period presented herein.

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.  The following table presents certain information about the Company’s adjustable rate agency securities that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
			Weighted			Weighted
			Average			Average
	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
Months to Coupon Reset
0 - 12	$1,236,878	7.5%	3.15%	$914,832	4.1%	4.03%
13 - 24	1,614,081	9.8%	3.49%	966,854	4.3%	3.88%
25 - 36	2,321,985	14.2%	2.99%	2,274,763	10.2%	3.60%
37 - 48	2,524,939	15.4%	2.73%	3,207,245	14.3%	3.06%
49 - 60	2,483,318	15.1%	2.94%	3,616,891	16.1%	2.76%
61 - 72	4,750,098	29.0%	2.46%	3,027,295	13.5%	3.26%
73 - 84	1,470,490	9.0%	2.44%	7,607,359	33.9%	2.44%
85 - 96	-	-	-	133,487	0.6%	3.08%
97 - 108	-	-	-	-	-	-
109 - 120	-	-	-	641,013	2.9%	2.81%
121 - 140	-	-	-	20,923	0.1%	2.69%
Total ARMS	$16,401,789	100.0%	2.80%	$22,410,662	100.0%	2.95%

The following table presents certain information about the Company’s fixed rate agency securities that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
			Weighted			Weighted
			Average			Average
Wtd Average Months to Maturity	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
133-144	$75,693	6.1%	3.50%	$-	-	-
145-156	477,544	38.5%	3.50%	102,158	6.8%	3.00%
157-168	95,238	7.7%	3.00%	-	-	-
169-180	592,268	47.7%	3.50%	1,406,431	93.2%	2.60%
Total Fixed Rate Securities	$1,240,743	100.0%	3.46%	$1,508,589	100.0%	2.62%

5.	Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures October 31, 2016.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this note to be approximately $14,307 and $13,981 at December 31, 2013 and 2012, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer.

6.	Repurchase Agreements

At December 31, 2013 and 2012, the Company had repurchase agreements in place in the amount of $16,129,683 and $22,866,429, respectively, to finance MBS purchases. As of December 31, 2013 and 2012, the weighted average interest rate on these borrowings was 0.37% and 0.47%, respectively.  The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR. At December 31, 2013 and 2012, the Company had repurchase agreements outstanding with 25 and 24 counterparties, respectively, with a weighted average contractual maturity of 0.8 months. The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	December 31, 2013		December 31, 2012
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,170,898	0.37%	$20,500,568	0.47%
30 days to 3 months	2,958,785	0.40%	2,365,861	0.48%
	$16,129,683	0.37%	$22,866,429	0.47%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at December 31, 2013 and 2012 was $17,088,392 and $24,268,949 respectively.

See Note 2 for a discussion of TBA dollar roll transactions, which represent off-balance sheet financing.

7.	Derivatives and Other Hedging Instruments

In connection with the Company’s risk management strategy, the Company hedges a portion of its interest rate risk by entering into derivative contracts.  The Company may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts.  The Company’s risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to shareholders.  For additional information regarding the Company’s derivative instruments and its overall risk management strategy, please refer to the discussion of derivative instruments in Note 2.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Derivative Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012

Interest rate swaps	Interest rate swap asset	$15,841	$-
Forward purchase commitments	Other assets	-	5,452
Futures contracts	Other assets	11,148

Interest rate swaps	Interest rate swap liability	$125,133	$243,945
Futures contracts	Futures contract liability	36,733	-
Forward purchase commitments including TBA dollar roll transactions	Other liabilities	5,741	-

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses for the three years ended December 31, 2013.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts reported in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $82,182 will be reclassified out of AOCI as an increase to interest expense.

The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps.  As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps were recorded in “loss on derivative instruments, net” in the consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts described below.  Monthly net cash settlements under the swaps were also recorded in “loss on derivative instruments, net” beginning October 1, 2013.

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

Interest Rate
Swaps
Notional amount as of December 31, 2012	$10,700,000
Additions	800,000
Settlements, terminations, or expirations	(1,000,000)
Notional amount as of December 31, 2013	$10,500,000

As of December 31, 2013, the weighted-average remaining term of the Company’s swaps is 24 months.  The table below shows the remaining term of the Company’s interest rate swaps as of December 31, 2013.

		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$2,200,000	8	1.71%
Over 12 months to 24 months	3,700,000	18	1.73%
Over 24 months to 36 months	2,400,000	30	0.92%
Over 36 months to 48 months	1,800,000	41	0.89%
Over 48 months to 60 months	400,000	50	0.96%

Total	$10,500,000	24	1.37%

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain agency securities.  As of December 31, 2013, the fair value of all Futures Contracts was a liability of $(25,585).  The Company did not own Futures Contracts prior to 2013.

Fair Value
Futures Contracts
Futures Contracts designed to replicate swaps	$(27,881)
Futures Contracts designed to hedge value changes in forward purchases	2,296
Total fair market value of Futures Contracts	$(25,585)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

Number of
Contracts
As of December 31, 2012	-
Purchases	125,860
Settlements	(28,164)
Maturities	(2,369)
As of December 31, 2013	95,327

Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in earnings in the period in which the changes occur.  During the year ended December 31, 2013 the Company recognized realized and unrealized losses on Futures Contracts of $33,298 and $25,585, respectively, in the consolidated statements of income in “Loss on derivative instruments, net.”  The Company did not own Futures Contracts prior to 2013.

To Be Announced Securities Purchases

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire mortgage backed securities for the portfolio.  15-year TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Pursuant to ASC 815, the Company accounts for these derivatives as all-in-one cash flow hedges.  The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income.

The following table shows the ARM securities forward purchase commitments shown as a net asset in other assets on the balance sheets as of December 31, 2013 and 2012.

	Face	Cost	Fair Market Value	Net Asset
December 31, 2013	$-	$-	$-	$-
December 31, 2012	$565,000	$585,100	$587,247	$2,147

At times, the Company also uses TBA contracts to purchase its 15-year fixed-rate securities.  These TBA contracts may be physically settled or financed in the dollar roll market.  Income from dollar roll transactions and realized gains and losses on TBA contracts are recognized in the consolidated statements of income in “Loss on derivative instruments, net.”

At December 31, 2013, the Company had the following 15-year TBA dollar roll securities:

	Face	Cost	Fair Market Value	Net Liability

December 31, 2013	$600,000	$632,270	$627,187	$5,083

At December 31, 2013 and 2012, the Company also had estimated purchase commitments with mortgage originators with a net fair value in the amount of ($658) and $3,305, respectively.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2013.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$15,841	$-	$15,841
Futures contracts	11,148	-	11,148

Interest rate swaps	$(125,133)	$133,661	$8,528
Futures contracts	(36,733)	77,713	40,980
Forward purchase commitments including TBA dollar roll transactions	(5,741)	14,005	8,264

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2012.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Forward purchase commitments	$5,452	$-	$5,452

Interest rate swaps	$(243,945)	$281,021	$37,076

The components of “Loss on derivative instruments, net” for the three years ended December 31, 2013, 2012 and 2011 were as follows.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Years Ended December 31
	2013	2012	2011
Interest rate swaps – fair value adjustments	$25,036	$-	$-
Interest rate swaps – monthly net settlements	(30,985)	-	-
Futures Contracts – fair value adjustments	(25,585)	-	-
Futures Contracts – realized losses	(33,298)	-	-
TBA dollar roll income	5,605	-	-
Net realized loss on TBA contracts	(10,488)	-	-
Loss on derivative instruments, net	$(69,715)	$-	$-

See Note 2 for a discussion of dollar roll transactions and dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the cash flow hedges on the Company’s comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31
	2013	2012	2011
Amount of gain (loss) recognized in OCI (effective portion)	$15,030	$(141,392)	$(273,389)
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(116,847)	(116,792)	(102,614)
Amount of loss recognized in net income as interest expense (ineffective portion)	(205)	(178)	(654)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the years ended December 31, 2013 and 2012, respectively.

	Years Ended December 31
	2013	2012
Beginning balance	$(243,051)	$(218,451)
Unrealized gain (loss) on interest rate swaps	15,030	(141,392)
Reclassification of net losses included in income statement	116,847	116,792
Ending balance	$(111,174)	$(243,051)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At December 31, 2013, the Company was in compliance with these requirements.

As of December 31, 2013, the fair value of derivatives in a net liability position related to these agreements was $125,133.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2013.

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

On August 27, 2012, the Company issued 11,500,000 shares (including 1,500,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001 per share and a liquidation preference of $25.00 per share (total liquidation preference of $287,500) plus accrued and unpaid dividends (whether or not declared).  Holders of shares of the Series A Preferred Stock are entitled to cumulative cash dividends at the rate of 7.625% per year of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.90625 per share). The Company may not redeem the Series A Preferred Stock before August 27, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT and except as described in the Company’s articles supplementary upon the occurrence of a change of control (as defined in the articles supplementary).  After August 27, 2017, the shares are redeemable at the Company’s option.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s affairs.  Holders of shares of the Series A Preferred stock generally have no voting rights, unless dividends are in arrears for six or more consecutive quarters.  Through December 31, 2013, the Company has declared and paid all required quarterly dividends on the Series A Preferred Stock.

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

For the year ended December 31, 2013 and 2012, the Company issued 0 and 1,713,900 shares of common stock, respectively in at-the-market transactions, raising net proceeds to the Company, after sales commissions and fees, of $0 and $48,330, respectively.  The total commissions and fees charged to additional paid in capital in connection with the issuance of these shares was $0 and $298 for the year ended December 31, 2013 and 2012, respectively.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  Over the remainder of 2013, the Company repurchased 2,485,447 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $43,881.

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

9.	Earnings per Share

The following table details the Company’s calculation of earnings per share for the three years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Basic earnings per share:
Net income (loss)	$(134,136)	$349,245	$284,373
Less preferred stock dividends	(21,922)	(7,551)	-
Net income (loss) available to common shareholders	$(156,058)	$341,694	$284,373

Weighted average shares	98,337,362	93,185,520	71,708,058

Basic earnings (loss) per share	$(1.59)	$3.67	$3.97

Diluted earnings per share:
Net income (loss)	$(134,136)	$349,245	$284,373
Less preferred stock dividends	(21,922)	(7,551)	-
Net income (loss) available to common shareholders	$(156,058)	$341,694	$284,373

Weighted average shares	98,337,362	93,185,520	71,708,058
Potential dilutive shares from	-	-	-
exercise of stock options
Diluted weighted average shares	98,337,362	93,185,520	71,708,058

Diluted earnings (loss) per share	$(1.59)	$3.67	$3.97

There were no potentially dilutive shares for the three years ended December 31, 2013.

10.	Equity Incentive Plans

The Company’s equity incentive plans provide for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and other significant service providers.  Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards, and typically vest over periods of three to five years from grant date.  The equity incentive plans are administered by the compensation and governance committee or by any other committee appointed by the board of directors or, in the absence of such a committee, by the board of directors.  At December 31, 2013, 528,227 awards relating to shares of common stock remained available for grant.  Unless previously terminated by the board of directors, awards may be granted under the equity incentive plans until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Stock Option Awards

Each stock option awarded is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation and governance or other administrative committee.

At December 31, 2013, the Company did not have any stock options outstanding.  No options have been granted since 2007 and there has not been any related compensation expense since 2010.

Restricted Stock Awards

For the year ended December 31, 2013, the Company issued 264,316 shares of restricted common stock and recognized an expense of $178 related to the vesting of these shares. The shares vest over a three or five year period.  The fair market value of the shares granted was determined by the closing stock market price on the date of grant.  The Company also recognized $2,416 of compensation expense in the current year related to restricted shares issued in prior years.  At December 31, 2013, the Company had unrecorded compensation expense of $10,135 related to the unvested shares of restricted common stock granted.  This expense is expected to be recognized over a weighted average remaining period of 3.8 years as of December 31, 2013.  The following table presents information about the Company’s restricted stock awards for the periods presented:

	2013		2012
		Weighted		Weighted
	Shares of	Average	Shares of	Average
	Restricted	Price on	Restricted	Price on
	Stock	Grant Date	Stock	Grant Date
Shares non-vested at beginning of year	351,192	$27.75	253,436	$27.01
Granted	264,316	18.76	160,534	28.47
Cancelled/forfeited	-	-	-	-
Vested	(91,260)	20.92	(62,778)	29.37
Shares non-vested at end of year	524,248	$23.22	351,192	$27.75

The total fair value of restricted stock awards vested during the year ended December 31, 2013, 2012 and 2011 were $1,871, $1,807 and $829, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

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

	Years Ended December 31
	2013	2012	2011
Management Fee	$18,180	$17,420	$13,787
Reimbursable Expenses	3,200	1,779	-
Total	$21,380	$19,199	$13,787

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  At December 31, 2013 and 2012, the Company owed ACA $2,752 and $2,120, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

In addition, the Company recognized share based compensation expense related to common share options and restricted common shares granted to management of $2,594, $1,920, and $1,150, respectively, for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its agency securities and its TBA securities as described in Note 4.  As discussed in Note 7, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Beginning balance, accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassifications	(680,967)	642	(520)	(21,054)	(701,899)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	(1,859)	-	24,891	23,032

Income Statement Reclassifications:
Amounts reclassified to net loss on the sale of mortgage-backed securities	283,012	-	-	-	283,012
Amounts reclassified for impairment loss on mortgage-backed securities	8,102	-	-	-	8,102
Amounts reclassified to interest expense	-	-	-	116,847	116,847

Net current period other comprehensive income (loss)	(389,853)	(1,217)	(520)	120,684	(270,906)

Ending balance, accumulated other comprehensive income (loss) at December 31, 2013	$109,490	$-	$(627)	$(116,915)	$(8,052)

13.	Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2013 and 2012.

Hatteras Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except share related amounts)	Three months ended December 31, 2013 (Unaudited)	Three months ended September 30, 2013 (Unaudited)	Three months ended June 30, 2013 (Unaudited)	Three months ended March 31, 2013 (Unaudited)

Interest income:
Interest income on mortgage-backed securities	$104,312	$107,040	$115,115	$124,241
Interest income on short-term cash investments	456	303	359	442
Total interest income	104,768	107,343	115,474	124,683

Interest expense	40,754	51,599	52,079	53,277

Net interest margin	64,014	55,744	63,395	71,406

Operating expenses:
Management fee	4,224	4,522	4,714	4,720
Share based compensation	701	637	627	629
General and administrative	2,583	1,538	1,602	1,369
Total operating expenses	7,508	6,697	6,943	6,718

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(68,679)	(225,635)	8,802	2,500
Impairment of mortgage-backed securities	-	(8,102)	-	-
Gain (loss) on derivative instruments, net	2,205	(77,456)	5,485	51
Total other income (loss)	(66,474)	(311,193)	14,287	2,551

Net income (loss)	(9,968)	(262,146)	70,739	67,239
Dividends on preferred stock	5,481	5,481	5,480	5,480
Net income (loss) available to common shareholders	$(15,449)	$(267,627)	$65,259	$61,759

Earnings (loss) per share - common stock, basic	$(0.16)	$(2.72)	$0.66	$0.62

Earnings (loss) per share - common stock, diluted	$(0.16)	$(2.72)	$0.66	$0.62

Dividends per share	$0.50	$0.55	$0.70	$0.70

Weighted average shares outstanding	97,389,614	98,318,205	98,830,054	98,827,587

Hatteras Financial Corp.

Consolidated Statements of Income

(In thousands, except per share amounts)	Three months Ended December 31, 2012 (Unaudited)	Three months Ended September 30, 2012 (Unaudited)	Three months Ended June 30, 2012 (Unaudited)	Three months Ended March 31, 2012 (Unaudited)
Interest income:
Interest income on mortgage-backed securities	$131,381	$131,940	$128,720	$112,759
Interest income on short-term cash investments	347	387	441	333
Interest income	131,728	132,327	129,161	113,092
Interest expense	57,019	52,767	46,169	41,109
Net interest margin	74,709	79,560	82,992	71,983
Operating expenses:
Management fee	4,709	4,557	4,312	3,842
Share based compensation	619	447	425	429
General and administrative	1,737	1,040	1,316	913
Total operating expenses	7,065	6,044	6,053	5,184
Other income:
Gain on sale of mortgage-backed securities	39,103	10,534	12,205	2,505
Net income	106,747	84,050	89,144	69,304
Dividends on preferred stock	5,481	2,070	0	0
Net income available to common shareholders	$101,266	$81,980	$89,144	$69,304

Earnings per share - common stock, basic	$1.02	$0.83	$0.91	$0.89
Earnings per share - common stock, diluted	$1.02	$0.83	$0.91	$0.89
Dividends per share	$0.70	$0.80	$0.90	$0.90
Weighted average shares outstanding	98,811,996	98,233,589	97,969,074	77,610,117

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp.  as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Hatteras Financial Corp. and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 21, 2014