Form 10-Q
period 2014-03-31
Hatteras Financial Corp
filed 2014-04-29
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2014
Common Stock ($0.001 par value)	96,515,027

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $15,897,380 and $17,049,670 at March 31, 2014	$17,137,956	$17,642,532
and December 31, 2013, respectively)
Cash and cash equivalents	250,258	763,326
Restricted cash	231,591	225,379
Unsettled purchased mortgage-backed securities, at fair value	157,201	-
Receivable for securities sold	-	231,214
Accrued interest receivable	53,629	55,156
Principal payments receivable	70,524	95,021
Debt security, held to maturity, at cost	15,000	15,000
Interest rate swap asset	12,703	15,841
Other assets	36,393	33,891
Total assets	$17,965,255	$19,077,360

Liabilities and shareholders’ equity
Repurchase agreements	$15,183,457	$16,129,683
Dollar roll liability	-	351,826
Payable for unsettled securities	157,387	-
Accrued interest payable	3,475	8,279
Interest rate swap liability	106,132	125,133
Futures contract liability	48,584	36,733
Dividend payable	52,885	52,929
Accounts payable and other liabilities	20,621	8,676
Total liabilities	15,572,541	16,713,259

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,515,027 and 96,601,523 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	97	97
Additional paid-in capital	2,451,966	2,453,018
Accumulated deficit	(396,154)	(359,214)
Accumulated other comprehensive income (loss)	58,553	(8,052)
Total shareholders’ equity	2,392,714	2,364,101
Total liabilities and shareholders’ equity	$17,965,255	$19,077,360

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended March 31
	2014	2013

Interest income:
Interest income on mortgage-backed securities	$96,307	$124,241
Interest income on short-term cash investments	282	442
Total interest income	96,589	124,683

Interest expense	38,451	53,277

Net interest margin	58,138	71,406

Operating expenses:
Management fee	4,154	4,720
Share based compensation	860	629
General and administrative	2,147	1,369
Total operating expenses	7,161	6,718

Other income (loss):
Net realized gain on sale of mortgage-backed securities	7,436	2,500
Gain (loss) on derivative instruments, net	(41,615)	51
Total other income (loss)	(34,179)	2,551

Net income	16,798	67,239
Dividends on preferred stock	5,480	5,480
Net income available to common shareholders	$11,318	$61,759

Earnings per share - common stock, basic	$0.12	$0.62

Earnings per share - common stock, diluted	$0.12	$0.62

Dividends per share of common stock	$0.50	$0.70

Weighted average common shares outstanding, basic	96,606,081	98,827,587

Weighted average common shares outstanding, diluted	96,606,081	98,827,587

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2014	2013

Net income	$16,798	$67,239

Other comprehensive income:

Net unrealized gains (losses) on securities available for sale	34,138	(18,852)
Net unrealized gains on derivative instruments	32,467	25,046
Other comprehensive income	66,605	6,194

Comprehensive income	$83,403	$73,433

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2013	$278,252	$97	$2,453,018	$(359,214)	$(8,052)	$2,364,101
Repurchase of common stock	-	-	(1,912)	-	-	(1,912)
Share based compensation expense	-	-	860	-	-	860
Dividends declared on preferred stock	-	-	-	(5,480)	-	(5,480)
Dividends declared on common stock	-	-	-	(48,258)	-	(48,258)
Net income	-	-	-	16,798	-	16,798
Other comprehensive income	-	-	-	-	66,605	66,605
Balance at March 31, 2014	$278,252	$97	$2,451,966	$(396,154)	$58,553	$2,392,714

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Three Months Ended March 31
Operating activities	2014	2013
Net income	$16,798	$67,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	22,091	43,208
Reclassification of deferred swap loss	24,684	-
Amortization related to interest rate swap agreements	69	83
Share based compensation expense	860	629
Hedge ineffectiveness	-	116
Net gain on sale of mortgage-backed securities	(7,436)	(2,500)
Net (gain) loss on derivative instruments	41,615	(51)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	1,527	2,422
(Increase) decrease in other assets	(2)	88
Decrease in accrued interest payable	(4,804)	(2,552)
Increase (decrease) in accounts payable and other liabilities	4,052	(276)
Net cash provided by operating activities	99,454	108,406

Investing activities
Purchases of mortgage-backed securities	(948,925)	(1,316,188)
Principal repayments on mortgage-backed securities	768,532	1,534,530
Sales of mortgage-backed securities	960,291	132,630
Net payments on derivative instruments	(26,462)	-
Purchases of equity securities	(6,000)	-
Net cash provided by investing activities	747,436	350,972

Financing activities
Repurchase of common stock	(1,912)	-
Cash dividends paid	(53,782)	(74,656)
Proceeds from repurchase agreements	44,262,079	63,814,319
Principal repayments on repurchase agreements	(45,208,305)	(64,093,816)
Proceeds from dollar roll liability	241,121	-
Repayments on dollar roll liability	(592,947)	-
(Increase) decrease in restricted cash margin on derivatives	(6,212)	41,604
Net cash used in financing activities	(1,359,958)	(312,549)

Net increase (decrease) in cash and cash equivalents	(513,068)	146,829
Cash and cash equivalents, beginning of period	763,326	168,424
Cash and cash equivalents, end of period	$250,258	$315,253

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$47,915	$55,777

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$157,387	$1,229,848
Dividends declared on preferred stock, not yet paid	$4,627	$4,628
Dividends declared on common stock, not yet paid	$48,258	$69,181

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

The Company has elected to be taxed as a real estate investment trust (“REIT”).  As a result, the Company does not pay federal income taxes on taxable income distributed to shareholders if certain REIT qualification tests are met.  It is the Company’s policy to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.  However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes.  The Company has designated certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”) as defined in the Code to engage in such activities, and the Company may in the future form additional TRSs.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The Company limits its exposure to credit losses on its portfolio of securities by purchasing predominantly agency securities.  The portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration.  The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics.  See Note 4 for additional information on MBS.

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

Mortgage-Backed Securities

The Company invests predominantly in agency securities representing interests in or obligations backed by pools of single-family residential mortgage loans.  Guidance under the FASB ASC Topic 820 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  The Company currently classifies all of its agency securities as available-for-sale.  All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations.  Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.  Firm purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these purchase commitments is included in other assets or liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the security, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery, as is the case with TBA dollar rolls, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  No impairment losses were recognized during the periods presented.

Derivative Instruments

The Company manages economic risks, including interest rate, liquidity and credit risks, primarily by managing the amount, sources, cost, and duration of its debt funding.  The objectives of the Company’s risk management strategy are 1) to attempt to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates, and 2) to reduce fluctuations in net book value over a range of interest rate scenarios.  The principal instruments that the Company uses to achieve these objectives are interest rate swaps and Eurodollar Futures Contracts (“Futures Contracts”).  The Company uses Futures Contracts to approximate the economic hedging results achieved with interest rate swaps.  The Company does not enter into any of these transactions for speculative purposes.

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

All of the Company’s swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company’s interest rate swap agreements are recorded in “Gain (loss) on derivative instruments, net” in the Company’s consolidated statements of income, rather than in other comprehensive income (loss).  Also, net interest paid or received under the swaps, which up through September 30, 2013 was recognized in “interest expense,” is instead recognized in “Gain (loss) on derivative instruments, net.” These swaps continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from swap activity up through September 30, 2013 will remain in AOCI and be recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the swaps.  See Note 7 for further information.

At times, the Company may also enter into TBA contracts as a means of investing in and financing agency securities via “dollar roll” transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.” The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Gain (loss) on derivative instruments, net.” Realized and unrealized gains and losses related to TBA contracts are also recognized in “Gain (loss) on derivative instruments, net.” TBA dollar roll transactions represent off-balance sheet financing.

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

Dollar Roll Liability

In addition to the TBA dollar roll transactions described above, the Company may from time to time execute dollar roll transactions on agency securities (“CUSIP dollar rolls”).  These transactions represent on-balance sheet financing, presented as “Dollar roll liability” in the Company’s consolidated balance sheets.  During the period of a CUSIP dollar roll, the financed security remains on the Company’s balance sheet, and the components of the net interest margin earned from the price drop are classified in “interest income on mortgage-backed securities” and “interest expense,” respectively.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $860 and $629 for the three months ended March 31, 2014 and 2013, respectively.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income less preferred stock dividends to arrive at net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the two class method, as described in the ASC Topic on Earnings Per Share, which takes into account certain adjustments related to participating securities.  Participating securities are unvested share-based awards that contain rights to receive nonforfeitable dividends, such as those awarded under the Company’s equity incentive plan.  Net income available to holders of common stock after deducting dividends on unvested participating securities if antidilutive, is divided by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options, if any.

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

Other than the Futures Contracts, all of the Company’s agency securities and other derivatives were valued using Level 2 inputs at March 31, 2014 and December 31, 2013.  The Futures Contracts were valued using Level 1 inputs at March 31, 2014 and December 31, 2013.  See Notes 4 and 7, respectively, for discussion on how agency securities and other derivatives were valued.

The carrying values and fair values of all financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage-backed securities	$17,137,956	$17,137,956	$17,642,532	$17,642,532
Cash and cash equivalents	250,258	250,258	763,326	763,326
Restricted cash	231,591	231,591	225,379	225,379
Unsettled purchased mortgage backed securities	157,201	157,201	-	-
Accrued interest receivable	53,629	53,629	55,156	55,156
Receivable for securities sold	-	-	231,214	231,214
Principal payments receivable	70,524	70,524	95,021	95,021
Debt security, held to maturity	15,000	14,482	15,000	14,307
Interest rate swap asset	12,703	12,703	15,841	15,841
Futures Contracts*	5,617	5,617	11,148	11,148
Short term investment*	20,052	20,052	19,910	19,910
Forward purchase commitments*	2,042	2,042	-	-
Liabilities
Repurchase agreements	$15,183,457	15,183,457	$16,129,683	$16,129,683
Dollar roll liabilities	-	-	351,826	351,826
Payable for unsettled securities	157,387	157,387	-	-
Accrued interest payable	3,475	3,475	8,279	8,279
Interest rate swap liability	106,132	106,132	125,133	125,133
Futures contract liability	48,584	48,584	36,733	36,733
Forward purchase commitments**	13,634	13,634	5,741	5,741

*These lines are included in other assets on the consolidated balance sheets.

**This line is included in accounts payable and other liabilities on the consolidated balance sheets.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.  At March 31, 2014 and December 31, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored enterprise.  The following table presents certain information about the Company’s agency securities at March 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,553,321	$(36,442)	$171,484	$9,688,363
Fixed Rate	303,611	(345)	817	304,083
Total Fannie Mae	9,856,932	(36,787)	172,301	9,992,446

Freddie Mac Certificates
ARMs	6,964,182	(54,734)	63,071	6,972,519
Fixed Rate	173,086	(196)	101	172,991
Total Freddie Mac	7,137,268	(54,930)	63,172	7,145,510

Total Agency Securities	$16,994,200	$(91,717)	$235,473	$17,137,956

The following table presents certain information about the Company’s agency securities at December 31, 2013.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720
Fixed Rate	806,312	(1,798)	3,832	808,346
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069
Fixed Rate	338,738	(1,600)	21	337,159
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	—	—	—	—
Fixed Rate	96,236	(998)	—	95,238
Total Ginnie Mae	96,236	(998)	—	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

The components of the carrying value of available-for-sale agency securities at March 31, 2014 and December 31, 2013 are presented below.

	March 31, 2014	December 31, 2013
Principal balance	$16,525,003	$17,044,190
Unamortized premium	469,197	488,854
Unamortized discount	-	(2)
Gross unrealized gains	235,473	229,509
Gross unrealized losses	(91,717)	(120,019)
Carrying value/estimated fair value	$17,137,956	$17,642,532

The following table presents components of interest income on the Company’s agency securities portfolio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013
Coupon interest on MBS	$118,398	$167,434
Net premium amortization	(22,091)	(43,193)
Interest income on MBS, net	$96,307	$124,241

Gross gains and losses from sales of securities for the three months ended March 31, 2014 and 2013 were as follows.

	Three Months Ended March 31
	2014	2013
Gross gains on MBS	$7,436	$2,500
Gross losses on MBS	-	-
Net gain (loss) on MBS	$7,436	$2,500

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis, and on a quarterly basis reviews its agency securities for impairment.  At March 31, 2014 and December 31, 2013, the Company had the following securities in a loss position presented below:

	Less than 12 months		Less than 12 months
	as of March 31, 2014		as of December 31, 2013
	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$3,133,610	$(36,442)	$3,233,274	$(44,871)
Fixed Rate	171,707	(345)	281,760	(1,798)
Freddie Mac Certificates
ARMs	3,806,999	(54,734)	4,046,473	(70,752)
Fixed Rate	153,804	(196)	316,835	(1,600)
Ginnie Mae Certificates
ARMs	-	-	-	-
Fixed Rate	-	-	95,238	(998)
Total temporarily impaired securities	$7,266,120	$(91,717)	$7,973,580	$(120,019)
Number of securities in an unrealized loss position		233		279

The Company did not make the decision to sell the above securities as of March 31, 2014 and December 31, 2013, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

5.       Debt Security, Held to Maturity

The Company owns a $15,000 debt security from a repurchase lending counterparty that matures March 24, 2019.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this note to be approximately $14,482 and $14,307 at March 31, 2014 and December 31, 2013, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer.

6.       Repurchase Agreements

At March 31, 2014 and December 31, 2013, the Company had repurchase agreements in place in the amount of $15,183,457 and $16,129,683, respectively, to finance MBS purchases.  As of March 31, 2014 and December 31, 2013, the weighted average interest rate on these borrowings was 0.33% and 0.37%, respectively.   The Company’s repurchase agreements are collateralized by the

Company’s agency securities and typically bear interest at rates that are closely related to LIBOR.  At March 31, 2014 and December 31, 2013, the Company had repurchase indebtness outstanding with 25 counterparties, with a weighted average contractual maturity of 0.8 months.  The following table presents the contractual repricing information regarding the Company’s repurchase agreements:

	March 31, 2014		December 31, 2013
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,752,842	0.28%	$13,170,898	0.37%
30 days to 3 months	1,430,615	0.63%	2,958,785	0.40%
	$15,183,457	0.33%	$16,129,683	0.37%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at March 31, 2014 and December 31, 2013 was $15,933,514 and $17,088,392, respectively.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

Derivative Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013

Interest rate swaps	Interest rate swap asset	$12,703	$15,841
Futures contracts	Other assets	5,617	11,148
Forward purchase commitments	Other assets	2,042	-

Interest rate swaps	Interest rate swap liability	$106,132	$125,133
Futures contracts	Futures contract liability	48,584	36,733
Forward purchase commitments including TBA dollar rolls	Accounts payable and other liabilities	13,634	5,741

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in other comprehensive income and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses for the three months ended March 31, 2014 and 2013.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $72,052 will be reclassified out of AOCI as an increase to interest expense.

The Company will continue to hedge its exposure to variability in future funding costs via interest rate swaps.  As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps are recorded in “Gain (loss) on derivative instruments, net” in the consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts, as described below.  Monthly net cash settlements under the swaps are also recorded in “Gain (loss) on derivative instruments, net” beginning October 1, 2013.

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Three Months Ended March 31
	2014	2013
Notional amount, beginning of period	$10,700,000	$10,700,000
Additions	-	600,000
Expirations and terminations	(600,000)	(200,000)
Notional amount, end of period	$10,100,000	$11,100,000

As of March 31, 2014, the weighted-average remaining term of the Company’s interest rate swaps is 22 months. Additional information regarding the Company’s interest rate swaps as of March 31, 2014 follows.

		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$2,800,000	8	1.80%
Over 12 months to 24 months	3,300,000	17	1.53%
Over 24 months to 36 months	2,400,000	30	0.95%
Over 36 months to 48 months	1,600,000	41	0.87%

Total	$10,100,000	22	1.36%

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain agency securities.  As of March 31, 2014 and December 31, 2013, the fair value of all Futures Contracts was a liability of $(42,967) and $(25,585), respectively.

	Fair Value
	March 31, 2014	December 31, 2013
Futures Contracts designed to replicate swaps	$(45,537)	$(27,881)
Futures Contracts designed to hedge value changes in forward purchases	2,570	2,296
Total fair market value of Futures Contracts	$(42,967)	$(25,585)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

Number of Contracts
As of December 31, 2013	95,327
New positions opened	77,821
Early settlements	(56,817)
Settlements at maturity	(2,006)
As of March 31, 2014	114,325

Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in earnings in the period in which the changes occur.  During the three months ended March 31, 2014, the Company recognized realized and unrealized losses on Futures Contracts of $(18,606) and $(17,382), respectively, in “Gain (loss) on derivative instruments, net.” The Company recognized a realized gain of $51 on Futures Contracts during the three months ended March 31, 2013.

To Be Announced Securities Purchases

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  15-year TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability).  Whether the unrealized gain (or loss) is recognized in net income or other comprehensive income depends on whether or not the commitment has been designated as an accounting hedge, as discussed in Note 2.

The following table shows the ARM securities forward purchase commitments shown as a net asset in other assets on the balance sheets as of March 31, 2014 and December 31, 2013.

	Face	Cost	Fair Value	Net Asset

March 31, 2014	$70,000	$71,839	$72,040	$201
December 31, 2013	$-	$-	$-	$-

15-year TBA contracts may be financed in the dollar roll market.  Income from dollar roll transactions and realized and unrealized gains and losses on TBA contracts are recognized in “Gain (loss) on derivative instruments, net.”

At March 31, 2014 and December 31, 2013, the Company had the following 15-year TBA dollar roll securities:

	Face	Cost	Fair Value	Net Asset (Liability)
March 31, 2014	$3,400,000	$3,565,399	$3,551,765	$(13,634)
December 31, 2013	$600,000	$632,270	$627,187	$(5,083)

At March 31, 2014 and December 31, 2013, the Company also had estimated purchase commitments with mortgage originators with a net fair value in the amount of $1,841 and ($658), respectively.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of March 31, 2014.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$12,703	$-	$12,703
Futures contracts	5,617	-	5,617
Forward purchase commitments	2,042	-	2,042

Interest rate swaps	$(106,132)	$111,898	$5,766
Futures contracts	(48,584)	106,298	57,714
Forward purchase commitments including TBA dollar rolls	(13,634)	13,395	(239)

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2013.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$15,841	$-	$15,841
Futures contracts	11,148	-	11,148

Interest rate swaps	$(125,133)	$133,661	$8,528
Futures contracts	(36,733)	77,713	40,980
Forward purchase commitments including TBA dollar rolls	(5,741)	14,005	8,264
The following table shows the components of “Gain (loss) on derivative instruments, net” for the three months ended March 31, 2014 and 2013.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Three Months Ended March 31
	2014	2013
Interest rate swaps – fair value adjustments	$15,863	$-
Interest rate swaps – monthly net settlements	(29,412)	-
Futures Contracts – fair value adjustments	(17,382)	-
Futures Contracts – realized gains (losses)	(18,606)	51
TBA dollar roll income	20,821	-
Realized and unrealized losses on TBA securities	(12,899)	-
Gain (loss) on derivative instruments, net	$(41,615)	$51

See Note 2 for discussion of dollar roll transactions and dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the swaps that were previously designated as cash flow hedges on the Company’s comprehensive income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013
Amount of gain (loss) recognized in OCI (effective portion)	$-	$(5,907)
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(24,684)	(29,929)
Amount of loss recognized in net income as interest expense (ineffective portion)	-	(116)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the three months ended March 31, 2014 and the year ended December 31, 2013.

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Beginning balance	$(111,174)	$(243,051)
Unrealized gain on interest rate swaps	-	15,030
Reclassification of net losses included in income statement	24,684	116,847
Ending balance	$(86,490)	$(111,174)

 Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company has agreements with several of its derivative counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At March 31, 2014, the Company was in compliance with these requirements.

As of March 31, 2014, the fair value of derivatives in a net liability position related to these agreements was $93,429.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2014.

8.       Capital Stock

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

On February 29, 2012, the Company entered into sales agreements (the “2012 Sales Agreements”) with Cantor Fitzgerald & Co.  (“Cantor”) and JMP Securities LLC (“JMP”) to establish a new “at-the-market” program (the “2012 Program”).  Under the terms of the 2012 Sales Agreements, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Cantor or JMP, each acting as agent and/or principal.  The shares of common stock issuable pursuant to the 2012 Program are registered with the Securities and Exchange Commission on the Company’s Registration Statement on Form S-3 (No.  333-179805), which became effective upon filing on February 29, 2012.

For the three months ended March 31, 2014 and 2013, the Company did not issue any shares of stock under the 2012 Program.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three months ended March 31, 2014, the Company repurchased 100,000 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $1,912.

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

9.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013
Basic earnings per share:
Net income	$16,798	$67,239
Less preferred stock dividends	(5,480)	(5,480)
Net income available to common shareholders	$11,318	$61,759

Weighted average shares	96,606,081	98,827,587

Basic earnings per share	$0.12	$0.62

Diluted earnings per share:
Net income	$16,798	$67,239
Less preferred stock dividends for antidilutive shares	(5,480)	(5,480)
Net income available to common shareholders	$11,318	$61,759

Weighted average shares	96,606,081	98,827,587
Potential dilutive shares from exercise of stock options	-	-
Diluted weighted average shares	96,606,081	98,827,587

Diluted earnings per share	$0.12	$0.62

There were no potentially dilutive shares for the three months ended March 31, 2014 and 2013.

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses.  The following table presents amounts incurred for management fee and reimbursable expenses.

	Three Months Ended March 31
	2014	2013
Management Fee	$4,154	$4,720
Reimbursable Expenses	812	579
Total	$4,966	$5,299

 None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  At March 31, 2014 and December 31, 2013, the Company owed ACA $4,986 and $2,752, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

In addition, the Company recognized share based compensation expense related to restricted common shares granted to management of $860 and $629 for the three months ended March 31, 2014 and 2013, respectively.

11.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its agency securities and its TBA securities as described in Note 4.  As discussed in Note 7, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2014.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,491	$-	$(628)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	41,701	(186)	59	2,042	43,616

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	-	-	658	658

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(7,436)	-	-	-	(7,436)
Amounts reclassified for termination of all-in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	24,684	24,684

Net current period other comprehensive income (loss)	34,265	(186)	59	32,467	66,605

Accumulated other comprehensive income (loss) at March 31, 2014	$143,756	$(186)	$(569)	$(84,448)	$58,553

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total
Beginning balance, accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassifications	(15,520)	492	(107)	569	(14,566)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	—	(1,217)	—	(5,452)	(6,669)

Income Statement Reclassifications:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(2,500)	—	—	—	(2,500)
Amounts reclassified to interest expense	—	—	—	29,929	29,929
Net current period other comprehensive income (loss)	(18,020)	(725)	(107)	25,046	6,194

Ending balance, accumulated other comprehensive income (loss) at March 31, 2013	$481,323	$492	$(214)	$(212,553)	$269,048

12.      Subsequent Event

On April 1, 2014, the Company purchased 100% of the outstanding stock of a privately-held, non-clearing broker-dealer for a purchase price of $2.4 million.  The purchase price was paid in cash and future purchase price adjustments are not expected.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.

Amounts other than share-related amounts are presented in thousands, unless otherwise noted.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “may,” “will,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” or the negative of these words and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in our investment, financing and hedging strategies; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our investments; changes in the prepayment rates on the mortgage loans securing our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those set forth under the section captioned “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our annual report on Form 10-K for the year ended December 31, 2013, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our focus is to own assets with short durations and predictable prepayment characteristics.  Since our formation, all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  These agency securities currently consist of mortgages that have principal and interest payments guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.  We invest in both adjustable-rate and fixed-rate agency securities.  ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  As of March 31, 2014, our portfolio consisted of approximately $17.1 billion in market value of agency securities, consisting of $16.7 billion of adjustable rate securities and $0.5 billion of fixed rate securities.

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

The following table represents key data regarding our Company for the past twelve quarters:

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
March 31, 2014	$17,137,956	$15,183,457	$2,392,714	96,515	$21.81	$0.12
December 31, 2013	$17,642,532	$16,129,683	$2,364,101	96,602	$21.50	$(0.16)
September 30, 2013	$19,843,830	$18,829,771	$2,373,641	97,909	$21.31	$(2.72)
June 30, 2013	$25,256,043	$23,077,252	$2,479,089	98,830	$22.18	$0.66
March 31, 2013	$25,162,730	$22,586,932	$3,072,265	98,830	$28.18	$0.62
December 31, 2012	$23,919,251	$22,866,429	$3,072,864	98,822	$28.19	$1.02
September 30, 2012	$26,375,137	$23,583,180	$3,212,556	98,809	$29.60	$0.83
June 30, 2012	$22,367,121	$20,152,860	$2,692,261	98,074	$27.45	$0.91
March 31, 2012	$18,323,972	$16,556,630	$2,669,300	97,779	$27.30	$0.89
December 31, 2011	$17,741,873	$16,162,375	$2,080,188	76,823	$27.08	$0.92
September 30, 2011	$17,614,374	$15,886,231	$2,015,003	76,547	$26.32	$1.04
June 30, 2011	$16,416,897	$14,800,594	$2,006,606	75,092	$26.72	$1.04

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

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Since that time, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress outlining alternatives for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market.  A recent bill in Congress that received serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill.  This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in.  In addition, on July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that would serve as a counterpart to the Corker-Warner bill.  PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment.  In the first quarter of 2014 Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill known as the Johnson-Crapo bill, which is generally based on the Corker-Warner bill. As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It remains unclear whether these or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill.  It is unclear how the proposals would impact housing finance, and what impact, if any, it would have on mortgage REITs.

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing” are aimed to improve the employment outlook and increase growth in the U.S. economy.  The third round of these purchases, commonly referred to as “QE3” was announced in September 2012.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin.  On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of both agency securities and U.S. Treasury securities by $5 billion each for the month of January.  On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both agency securities and U.S. Treasury securities to take effect in February 2014, and on March 19, 2014, it announced a further reduction, bringing the current purchases for April down to $25 billion agency securities and $30 billion of U.S. Treasury securities. In March 2014, the U.S. Federal Reserve also stated it would continue reinvesting principal payments from its agency securities and rolling over maturing U.S. Treasury securities at auction.  The announcements on the tapering of the U.S. Federal Reserve’s purchases drove interest rates higher on U.S. Treasury and agency securities and resulted in large negative price movements in our assets.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty.  We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see additional price declines.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities.  At March 31, 2014, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 7.8% of our equity at March 31, 2014.  At March 31, 2014, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.  The following table shows our exposure by country to European banks.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
England	1	$26,133	1.1%
France	1	$27,958	1.2%
Germany	2	$25,398	1.0%
Netherlands	1	$40,900	1.7%
Scotland	1	$19,183	0.8%
Switzerland	1	$46,669	2.0%
	7	$186,241	7.8%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive.  The relationship between several interest rates is generally determinant of the performance of our company.  Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The agency securities we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates.  The following table shows the 30-day LIBOR as compared to these rates at each period end for the past twelve quarters:

	30- Day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.04%	0.24%	1.88%
September 30, 2011	0.24%	0.06%	0.25%	1.92%
June 30, 2011	0.19%	0.07%	0.46%	3.16%

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

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the last twelve quarters:

	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One Month CPR (3)
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7
June 30, 2011	4.64%	18.54%	14.9
(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of March 31, 2014, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $21.81, an increase of $0.31, from $21.50 at December 31, 2013.  The increase in our book value was primarily a result of the increase in the unrealized gain on our assets partially offset by the impact of dividends declared in excess of GAAP earnings.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
March 31, 2014	$25.31	(4.11)	1.50	(0.89)	$21.81
December 31, 2013	$25.30	(3.72)	1.07	(1.15)	$21.50
September 30, 2013	$25.19	(3.02)	0.53	(1.39)	$21.31
June 30, 2013	$25.16	0.26	(1.91)	(1.33)	$22.18
March 31, 2013	$25.15	0.30	4.94	(2.21)	$28.18
December 31, 2012	$25.15	0.38	5.12	(2.46)	$28.19
September 30, 2012	$25.14	0.05	7.16	(2.75)	$29.60
June 30, 2012	$25.25	0.02	4.73	(2.55)	$27.45
March 31, 2012	$25.23	0.01	4.29	(2.23)	$27.30
December 31, 2011	$24.79	0.03	5.11	(2.85)	$27.08
September 30, 2011	$24.79	0.01	4.56	(3.04)	$26.32
June 30, 2011	$24.79	(0.03)	3.47	(1.51)	$26.72

Investments

We invest in both adjustable and fixed-rate agency securities.  At March 31, 2014 and December 31, 2013, we owned $17.1 billion and $17.6 billion, respectively, of agency securities.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of March 31, 2014 and December 31, 2013, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.84 and 102.87, respectively, of face value.  As of March 31, 2014 and December 31, 2013, we had approximately $469.2 million and $488.9 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended March 31, 2014, we purchased approximately $1.3 billion of agency securities with a weighted average coupon of 2.83%.  We also sold approximately $578.6 million of agency securities with a weighted average coupon of 3.4%.    During the quarter ended March 31, 2013, we purchased approximately $3.5 billion of agency securities with a weighted average coupon of 2.27%

We typically want to own a higher percentage of Fannie Mae ARMs than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae, Freddie Mac and Ginnie Mae securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,553,321	$(36,442)	$171,484	$9,688,363	56.5%
Fixed Rate	303,611	(345)	817	304,083	1.8%
Total Fannie Mae	9,856,932	(36,787)	172,301	9,992,446

Freddie Mac Certificates
ARMs	6,964,182	(54,734)	63,071	6,972,519	40.7%
Fixed Rate	173,086	(196)	101	172,991	1.0%
Total Freddie Mac	7,137,268	(54,930)	63,172	7,145,510

Total Agency Securities	$16,994,200	$(91,717)	$235,473	$17,137,956

As of December 31, 2013, our investment portfolio consisted of the following types of securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720	55.2%
Fixed Rate	806,312	(1,798)	3,832	808,346	4.6%
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069	37.8%
Fixed Rate	338,738	(1,600)	21	337,159	1.9%
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-	0.0%
Fixed Rate	96,236	(998)	-	95,238	0.5%
Total Ginnie Mae	96,236	(998)	-	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

Adjustable-rate securities

As of March 31, 2014 our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	8.7%	$1,368,577	3.30%	$101.82	$1,393,433	$106.35	$1,455,467
13-24	12.9%	2,030,467	3.24%	$102.58	2,082,900	$105.70	2,146,155
25-36	12.5%	1,992,070	2.75%	$102.61	2,044,075	$104.53	2,082,309
37-48	15.4%	2,467,224	2.93%	$102.78	2,535,811	$104.30	2,573,318
49-60	20.9%	3,369,578	2.72%	$102.87	3,466,190	$103.15	3,475,606
61-72	20.8%	3,399,282	2.38%	$103.34	3,512,700	$101.72	3,457,582
73-84	8.8%	1,440,849	2.61%	$102.72	1,480,028	$101.89	1,468,053
109-120	0.0%	2,351	3.13%	$100.64	2,366	$101.74	2,392
Total ARMs	100.0%	$16,070,398	2.79%	$102.78	$16,517,503	$103.67	$16,660,882

As of December 31, 2013, our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	7.5%	$1,165,714	3.15%	$101.77	$1,186,380	$106.10	$1,236,878
13-24	9.8%	1,526,598	3.49%	$102.30	1,561,668	$105.73	1,614,081
25-36	14.2%	2,212,306	2.99%	$102.45	2,266,557	$104.96	2,321,985
37-48	15.4%	2,430,716	2.73%	$102.77	2,498,130	$103.88	2,524,939
49-60	15.1%	2,394,168	2.94%	$102.58	2,455,924	$103.72	2,483,318
61-72	29.0%	4,664,901	2.46%	$103.31	4,819,437	$101.83	4,750,098
73-84	9.0%	1,461,452	2.44%	$102.89	1,503,660	$100.62	1,470,490
Total ARMs	100.0%	$15,855,855	2.80%	$102.75	$16,291,756	$103.44	$16,401,789
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

As of March 31, 2014, excluding any fixed-rate securities, the ARMs underlying our adjustable rate agency securities had fixed interest rates for an average period of approximately 46 months after which time the interest rates reset and become adjustable annually.  At March 31, 2014, 96.7% of our agency ARMs were still in their initial fixed-rate period and 3.3% of our agency ARMs have already reached their initial reset period and will reset annually for the life of the security.  At March 31, 2014, an additional 5.4% of our agency ARMs will reach the end of their initial fixed-rate period in the next 12 months.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  At March 31, 2014, we owned $477.1 million of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed rate portfolio at March 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	57.4%	$260,500	3.50%	$104.84	$273,120	$105.04	$273,626
145-156	42.6%	194,105	3.50%	$104.88	203,577	$104.81	203,448
Total Fixed Rate	100.0%	$454,605	3.50%	$104.86	$476,697	$104.94	$477,074

 The following table details our fixed rate portfolio at December 31, 2013.

Wtd. Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	6.1%	$72,252	3.50%	$105.40	$76,154	$104.76	$75,693
145-156	38.5%	456,585	3.50%	$104.82	478,592	$104.59	477,544
157-168	7.7%	93,198	3.00%	$103.26	96,237	$102.19	95,238
169-180	47.7%	566,299	3.50%	$104.24	590,303	$104.59	592,268
Total Fixed Rate	100.0%	$1,188,334	3.46%	$104.46	$1,241,286	$104.41	$1,240,743
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

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging, we account for these derivatives as all-in-one cash flow hedges.  The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability), with a corresponding unrealized gain (or loss) recognized in other comprehensive income.  If the Company intends to take physical delivery of the security, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery, as is the case with TBA dollar rolls, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”

The following table shows the ARM TBA contracts at March 31, 2014 and December 31, 2013.

	Face	Cost	Fair Market Value	Net Asset

March 31, 2014	$70,000	$71,839	$72,040	$201
December 31, 2013	$-	$-	$-	$-

The following table shows our 15-year TBA dollar roll contracts at March 31, 2014 and December 31, 2013.

	Face	Coupon	Cost	Fair Market Value	Net Asset (Liability)
March 31, 2014	$3,400,000	3.4%	$3,565,399	$3,551,765	$(13,634)
December 31, 2013	$600,000	3.5%	$632,270	$627,187	$(5,083)

Liabilities

We have entered into repurchase agreements to finance most of our agency securities.  Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR.  As of March 31, 2014, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at March 31, 2014 of $15.2 billion with 25 counterparties.  We had an outstanding balance of $16.1 billion at December 31, 2013 with 25 different counterparties.

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

As of March 31, 2014, we had entered into 73 interest rate swap agreements with 13 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $10.1 billion of borrowings under our repurchase agreements.  We also purchase Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of March 31, 2014 were as follows:

	Futures Contracts	Futures Contracts Rate	Swap Notional	Swap Rate	Total	Weighted-Average Rate
Effective 2014	$1,675,000	0.33%	$9,066,667	1.33%	$10,741,667	1.18%
Effective 2015	7,089,500	0.99%	5,825,000	1.28%	12,914,500	1.12%
Effective 2016	6,677,750	2.01%	3,100,000	0.71%	9,777,750	1.60%
Effective 2017	6,102,750	2.98%	850,000	0.90%	6,952,750	2.73%
Effective 2018	3,716,500	3.70%	50,000	0.96%	3,766,500	3.67%
Effective 2019	770,250	4.15%	-	-	770,250	4.15%
Effective 2020	272,250	4.38%	-	-	272,250	4.38%
Effective 2021	45,250	4.46%	-	-	45,250	4.46%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted.  However, our accounting for these transactions was changed prospectively effective October 1, 2013.  All of our swaps had previously been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging.  As a result of discontinuing hedge accounting, beginning October 1 changes in the fair value of our interest rate swap agreements are recorded in “Gain (loss) on derivative instruments, net” in our consolidated statements of income, rather than in other comprehensive income.  Also, net interest paid or received under the swaps, which up through September 30 was recognized in “interest expense,” is now recognized in “Gain (loss) on derivative instruments, net.”

New Business Initiatives

We are currently exploring the possibility of acquiring and aggregating individual whole jumbo mortgage loans, with a goal of securitizing the loans into MBS not guaranteed by a U.S. Government sponsored entity or a U.S. Government agency.  We would expect to retain initially all or a majority of the MBS.  In connection with this initiative, we may enter into arrangements whereby we agree with parties to acquire the loans that they originate consistent with our guidelines.  We do not anticipate that the individual mortgage loans and any resulting MBS would constitute a significant portion of our assets in the near future.

Summary Financial Data

This table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited) Three Months Ended March 31
	2014	2013
Statement of Income Data
Interest income on mortgage-backed securities	$96,307	$124,241
Interest income on short-term cash investments	282	442
Interest expense	(38,451)	(53,277)
Net interest margin	58,138	71,406

Operating expenses	(7,161)	(6,718)

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	7,436	2,500
Impairment of mortgage-backed securities	-	-
Loss on derivative instruments, net	(41,615)	51
Total other income (loss)	(34,179)	2,551

Net income (loss)	16,798	67,239
Dividends on preferred stock	(5,480)	(5,480)
Net income (loss) available to common shareholders	$11,318	$61,759

Earnings (loss) per share of common stock, basic and diluted	$0.12	$0.62

Weighted average shares outstanding, basic and diluted	96,606,081	98,827,587

Distributions per common share	$0.50	$0.70

Selected Balance Sheet Data
Mortgage-backed securities	$17,137,956	$25,162,730
Total assets	$17,965,255	$26,098,861
Repurchase agreements and dollar roll liability	$15,183,457	$22,586,932
Shareholders' equity	$2,392,714	$3,072,265

Key Statistics (1)
Average MBS	$17,328,195	$24,126,341
Average debt (2)	$15,787,282	$22,342,818
Average equity	$2,437,624	$3,066,197
Average portfolio yield (3)	2.22%	2.06%
Average cost of funds (4)	0.97%	0.95%
Interest rate spread (5)	1.25%	1.11%
TBA dollar roll income	$20,821	$-
Average TBA dollar roll position	$3,151,215	$-
Average portfolio yield, including TBA dollar roll income (6)	2.29%	2.06%
Effective interest expense (7)	$43,179	$53,277
Effective cost of funds (7)	1.09%	0.95%
Effective net interest margin (8)	$74,231	$71,406
Effective interest rate spread (9)	1.20%	1.11%
Core earnings (10)	$61,590	$59,208
Core earnings per share, basic and diluted (10)	$0.64	$0.60
Constant Prepayment Rate (CPR)	13.0	19.0
Average annual portfolio repayment rate (11)	17.66%	26.01%
Debt to equity (at period end) (12)	6.3:1	7.4:1
Debt to paid-in capital (at period end) (13)	5.6:1	8.1:1
Effective debt to equity (at period end) (14)	7.7:1	7.4:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)

Average debt includes borrowings under repurchase agreements and dollar roll liability as presented on the consolidated balance sheets.  It does not include off-balance sheet financing related to the Company’s TBA dollar roll position.

(3)	Average portfolio yield was calculated by dividing our interest income on MBS, net of amortization, by our average MBS.
(4)

Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average balance outstanding under our repurchase agreements and our average dollar roll liability for the period.

(5)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(6)

Average portfolio yield, including TBA dollar roll income was calculated the same as average portfolio yield other than to include TBA dollar roll income in the numerator and our average TBA dollar roll position in the denominator.

(7)

Effective interest expense includes certain interest rate swap adjustments.  Effective cost of funds is effective interest expense for the period divided by average repurchase agreements and dollar roll liability for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

(8)

Effective net interest margin includes certain interest rate swap adjustments and TBA dollar roll income.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information including reconciliations for the periods presented.

(9)	Effective interest rate spread was calculated by subtracting our effective cost of funds from our average portfolio yield including TBA dollar roll income.
(10)

Core earnings was calculated by subtracting operating expenses and dividends on preferred stock from effective interest margin.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

(11)	Our average annual portfolio repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(12)	Our debt to equity ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by our shareholders’ equity at period end.
(13)

Our debt to paid-in capital ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and additional paid in capital at period end.

(14)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $3,159,801 and $0 as of March 31, 2014 and 2013, respectively.

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

Our interest expense and net interest margin determined in accordance with GAAP reflect monthly cash settlement under our interest rate swap agreements until September 30, 2013, but not thereafter.  We believe that our presentation of effective interest expense, effective net interest margin and core earnings, all of which adjust for this difference after September 30, 2013, provide a better basis for comparison between 2014 and 2013.

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

Please see “Summary Financial Data” above for definitions of other metrics we use below, including average portfolio yield and average annual portfolio repayment rate.

Overview

Our results for 2014 and 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the Fed Funds Target Rate.  Speculation on the nearness and pace of these events has steepened the yield curve and consequently significantly slowed home loan refinancing.  This has both positive and negative effects on our results, but on balance it is a more favorable operating environment than we saw for much of 2013.

Our summarized results of operations for the three month periods ended March 31, 2014 and 2013, along with related key metrics, were as follows:

Net Income

	Three Months Ended March 31
	2014	2013	Change
Statement of Income Data
Total interest income	$96,589	$124,683	-23%
Interest expense	(38,451)	(53,277)	-28%
Net interest margin	58,138	71,406	-19%

Operating expenses	(7,161)	(6,718)	7%

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	7,436	2,500	197%
Impairment of mortgage-backed securities	-	-	NM
Gain (loss) on derivative instruments, net	(41,615)	51	NM
Total other income (loss)	(34,179)	2,551	NM

Net income	16,798	67,239	-75%
Dividends on preferred stock	(5,480)	(5,480)	0%
Net income available to common shareholders	$11,318	$61,759	-82%

Earnings per share of common stock, basic and diluted	$0.12	$0.62	-81%

	Three Months Ended March 31
	2014	2013	Change
Core earnings	$61,590	$59,208	4%

Core earnings per share, basic and diluted	$0.64	$0.60	6%

Weighted average shares outstanding	96,606,081	98,827,587	-2%

1Q14 vs. 1Q13

Net income declined due primarily to:

—	Lower other income, primarily due to net realized and unrealized losses on derivative instruments; and
—	Lower net interest margin, driven by the lower average size of our mortgage-backed securities portfolio and corresponding lower average leverage.

Core earnings increased due primarily to:

—	Higher effective net interest margin, driven by higher average portfolio yield stemming from:
o	Lower premium amortization on lower portfolio prepayments; and
o	Incremental yield from our TBA dollar roll position in excess of the yield that would have been achieved had we invested in similar securities financed with repurchase agreements.

Each of these factors is discussed further below.

Total Interest Income

	Three Months Ended March 31
	2014	2013	Change
Coupon interest on MBS and short-term investments	$118,680	$167,876	-29%
Net premium amortization	(22,091)	(43,193)	49%
Total interest income	$96,589	$124,683	-23%

Average MBS	$17,328,195	$24,126,341	-28%
Weighted-average coupon on MBS	2.81%	2.86%	-2%
Average portfolio yield	2.22%	2.06%	8%
Average annual portfolio repayment rate	17.66%	26.01%	-32%

The major drivers of our interest income are the coupons on the securities we own, the size of our portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

1Q14 vs. 1Q13

Total interest income decreased due primarily to:

—	The lower average size of our mortgage-backed securities portfolio; and
—	The decrease in the weighted-average coupon of our portfolio.

These declines were partially offset by:

—	A lower rate of premium amortization driven by lower prepayments on our portfolio.

Interest Expense

	Three Months Ended March 31
	2014	2013	Change
Repurchase agreements and dollar roll liability	$13,699	$23,142	-41%
Swaps settlements and amortization	68	30,135	-100%
Reclassification of deferred hedge loss	24,684	-	NM
Interest expense	$38,451	$53,277	-28%

Effective interest expense	$43,179	$53,277	-19%

Average debt	$15,787,282	$22,342,818	-29%
Average rate on debt	0.35%	0.41%	-15%
Average cost of funds	0.97%	0.95%	2%
Effective cost of funds	1.09%	0.95%	15%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  Note that our cessation of hedge accounting for our interest rate swaps caused changes in the classification of monthly swaps settlements and changes in fair value, effective October 1, 2013.  The following are key components of the change between periods:

1Q14 vs. 1Q13

Interest expense decreased due primarily to:

•	The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates; and
•	The lower average rate on our debt (primarily repurchase agreements);
•	Partially offset by higher average cost of funds driven by the reclassification adjustments related to our deferred hedge loss, which does not vary with our average debt balance.

Effective interest expense decreased due primarily to:

•	Lower average debt partially offset by the higher effective costs of funds, driven by a higher hedge ratio.

Net Interest Margin and Interest Rate Spread

	Three Months Ended March 31
	2014	2013	Change
Net interest margin	$58,138	$71,406	-19%
Effective net interest margin	$74,231	$71,406	4%

Average portfolio yield	2.22%	2.06%	0.16%
Average cost of funds	0.97%	0.95%	0.02%
Average interest rate spread	1.25%	1.11%	0.14%

Average portfolio yield, including TBA dollar roll income	2.29%	2.06%	0.23%
Effective cost of funds	1.09%	0.95%	0.14%
Effective interest rate spread	1.20%	1.11%	0.09%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread and our leverage largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the preceding period.  See the discussions of Total Interest Income and Interest Expense above for the key drivers of these changes.

Other Income (Loss)

	Three Months Ended March 31
	2014	2013	Change
Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	$7,436	$2,500	197%
Impairment of mortgage-backed securities	-	-	NM
Gain (loss) on derivative instruments, net	(41,615)	51	NM
Total other income (loss)	$(34,179)	$2,551	NM

Our other income generally consists of realized gains and losses on our MBS investments and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, as can be seen in the table above.

1Q14 vs. 1Q13

Other income (loss) swung to a loss for the following reasons:

•

In 2013, we began using Eurodollar Futures Contracts as part of our hedging strategy.  Net realized and unrealized losses on these contracts were $(35,988) for 1Q14 and are reflected in “Gain (loss) on derivative instruments, net.”  In 1Q13, our hedging was done exclusively via interest rate swaps, with unrealized gains and losses recorded to “other comprehensive income,” in accordance with hedge accounting.

•

Effective September 30, 2013, we de-designated our interest rate swaps as cash flow hedges for accounting purposes.  As a result, from October 1, 2013 forward, monthly swap settlements and the change in fair value of our swaps, which amounted to a net loss of $(13,549) for 1Q14, were recorded to “Gain (loss) on derivative instruments, net.”

These declines were partially offset by:

•

Our TBA dollar roll positions generated a net gain of $7,922 in 1Q14, consisting of realized and unrealized losses of $(12,899) and TBA dollar income of $20,821, both of which are reflected in “Gain (loss) on derivative instruments, net.” We did not begin utilizing dollar rolls until 4Q13.

Operating Expenses

	Three Months Ended March 31
	2014	2013	Change
Management fee	$4,154	$4,720	-12%
Share based compensation	860	629	37%
General and administrative	2,147	1,369	57%
Total	$7,161	$6,718	7%

Average equity	$2,437,624	$3,066,197	-21%
As a % of average equity, annualized	1.18%	0.88%	34%

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew versus 1Q13 as discussed below:

1Q14 vs. 1Q13

•	Our management fee is defined as a percentage of our equity per the governing agreement, and decreases as the amount of average equity decreases;
•	Our share based compensation increased as we have more employees receiving grants; and
•

Our general and administrative costs have increased, including expenses related to additional employees, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with the exploration of new asset classes and/or initiatives.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Net interest margin	$58,138	$71,406
Less: reclassification of deferred swap losses included in interest expense	24,684	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	(29,412)	-
Dollar roll income	20,821	-
Effective net interest margin	74,231	71,406
Total operating expenses	(7,161)	(6,718)
Dividends on preferred stock	(5,480)	(5,480)
Core earnings	$61,590	$59,208

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014		2013
	Amount	% (1)	Amount	% (1)
Interest expense	$38,451	0.97%	$53,277	0.95%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(24,684)	-0.63%	-	0.00%
Interest rate swaps – monthly net settlements (after hedge de-designation)	29,412	0.75%	-	0.00%
Effective interest expense and cost of funds	$43,179	1.09%	$53,277	0.95%

Average repo and dollar roll liability	$15,787,282		$22,342,818

(1) Dollar amount as a percentage of our average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2014:

	March 31, 2014
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,752,842	0.28%	$2,041	$13,754,883
30 days to 3 months	1,430,615	0.63%	1,983	1,432,598
	$15,183,457	0.33%	$4,024	$15,187,481

From time to time we may make forward commitments to purchase our agency securities.  The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  The following table shows the ARM agency securities forward purchase commitments as of March 31, 2014.

Face	Cost	Fair Market Value	Due to Brokers
$70,000	$71,839	$72,040	$71,839

The following table shows the TBA dollar roll securities forward purchase commitments as of March 31, 2014.

Face	Cost	Fair Market Value	Due to Brokers
$3,400,000	$3,565,399	$3,351,765	$3,159,801

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2014.  These agreements were for a total notional amount of $10.1 billion, had an average rate of 1.36% and a weighted average term of 22 months.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of March 31, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of March 31, 2014 and December 31, 2013, we had TBA dollar roll transactions outstanding of $3,565,399 and $632,270, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At March 31, 2014, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 25 of these counterparties.

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

Liquidity Sources—Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business.  For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  And while we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long-term excess liquidity.  Currently, we have not entered into any commitment agreements under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
March 31, 2014	$15,685,392	$15,183,457	$16,129,683	$15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014
June 30, 2011	13,540,291	14,800,594	14,800,594	11,401,240

As of March 31, 2014 and December 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.5% and 4.6%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty. Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of March 31, 2014 and December 31, 2013, we had approximately $1.7 billion and $1.6 billion, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Liquidity Sources—Dollar Roll Transactions

We may also enter into dollar roll transactions as a source of financing for our investments.  Dollar roll transactions represent a form of financing that may be on or off balance sheet, depending on whether the security rolled is a specified pool or a TBA contract.  TBA contracts that are financed using dollar rolls transactions are accounted for as derivatives and shown on our balance sheet at net fair market value.  Under certain market conditions it may be uneconomical for us to roll our TBA contracts and we may need to settle our obligations and take delivery of the underlying securities.  If we were required to take physical delivery to settle a TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.  Our TBA dollar roll transactions are also subject to margin requirements governed by our prime brokerage agreements.  In the event of a margin call, we must generally provide additional collateral on the same business day.  The table below sets forth information regarding the volume of dollar roll transactions (both specified pools and TBA contracts) during the quarters in which we have engaged in dollar roll transaction.

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter

March 31, 2014	$ 2,935,689	$ 3,159,801	$ 3,699,859	$ 1,037,879
December 31, 2013	$ 1,275,595	$ 1,037,879	$ 2,134,370	$ -

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

No shares of common or preferred stock have been issued since 2012.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions, leaving 7,514,553 shares of repurchase capacity available under the Repurchase Program.  During the three months ended March 31, 2014, we repurchased 100,000 shares at a total cost of $1,912.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, to pay fees under our management agreement, to fund our distributions to shareholders and for general corporate expenses.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At March 31, 2014 and December 31, 2013, our total on-balance sheet borrowings were approximately $15.2 billion and $16.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.3:1 and 7.0:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet dollar roll liabilities) was approximately 7.7:1 and 7.3:1 as of March 31, 2014 and December 31, 2013, respectively.

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

We may structure our interest rate hedges to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our agency securities.  However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our agency securities could extend beyond the term of the swap agreement or other hedging instrument.  This is sometimes referred to as “tail risk.”  This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining agency securities would remain fixed for a period of time.  This situation may also cause the market value of our agency securities to decline, with little or no offsetting gain from the related hedging transactions.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net annual interest income, at March 31, 2014 and December 31, 2013, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	4.46%	(0.56%)
+ 0.50%	3.10%	(0.25%)
- 0.50%	0.47%	0.18%
- 1.00%	(6.77%)	0.57%

December 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	0.66%	(0.96%)
+ 0.50%	1.27%	(0.47%)
- 0.50%	6.34%	0.19%
- 1.00%	(2.28%)	0.61%

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

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of swaps, should interest rates immediately change.  Given the low level of interest rates at March 31, 2014 and December 31, 2013, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.  Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Based on management’s evaluation as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2014 – January 31, 2014	-	$ -	-	7,514,553
February 1, 2014 – February 28, 2014	-	$ -	-	7,514,553
March 1, 2014 – March 31, 2014	100,000	$ 19.10	100,000	7,414,553
Total	100,000	$ 19.10	100,000	7,414,553
(1)	During the first quarter of 2014, we repurchased 100,000 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $1,911,850.
(2)	Excludes commissions
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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: April 29, 2014	BY:	/s/ KENNETH A. STEELE
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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Consolidated Notes to the Financial Statements (Unaudited) for the three months ended March 31, 2014.