Form 10-Q
period 2014-06-30
Hatteras Financial Corp
filed 2014-07-29
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2014
Common Stock ($0.001 par value)	96,516,761

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $15,677,054 and $17,049,670 at June 30, 2014	$16,651,220	$17,642,532
and December 31, 2013, respectively)
Cash and cash equivalents	377,350	763,326
Restricted cash	305,082	225,379
Unsettled purchased mortgage-backed securities, at fair value	60,393	-
Receivable for securities sold	152,177	231,214
Accrued interest receivable	52,578	55,156
Principal payments receivable	120,026	95,021
Other investments	41,203	34,910
Derivative assets, at fair value	28,581	26,989
Other assets	5,093	2,833
Total assets	$17,793,703	$19,077,360

Liabilities and shareholders’ equity
Repurchase agreements	$15,019,880	$16,129,683
Dollar roll liability	-	351,826
Payable for unsettled securities	59,811	-
Accrued interest payable	3,148	8,279
Derivative liabilities, at fair value	222,197	167,607
Dividend payable	52,886	52,929
Accounts payable and other liabilities	2,770	2,935
Total liabilities	15,360,692	16,713,259

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,516,761 and 96,601,523 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	97	97
Additional paid-in capital	2,452,808	2,453,018
Accumulated deficit	(462,369)	(359,214)
Accumulated other comprehensive income (loss)	164,223	(8,052)
Total shareholders’ equity	2,433,011	2,364,101
Total liabilities and shareholders’ equity	$17,793,703	$19,077,360

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Interest income:
Interest income on mortgage-backed securities	$89,458	$115,115	$185,765	$239,356
Interest income on short-term cash investments	347	359	629	801
Total interest income	89,805	115,474	186,394	240,157

Interest expense	35,128	52,079	73,579	105,356

Net interest margin	54,677	63,395	112,815	134,801

Operating expenses:
Management fee	4,144	4,714	8,298	9,434
Share based compensation	842	627	1,702	1,256
General and administrative	2,324	1,602	4,471	2,971
Total operating expenses	7,310	6,943	14,471	13,661

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(4,584)	8,802	2,852	11,302
Gain (loss) on derivative instruments, net	(55,260)	5,485	(96,875)	5,536
Total other income (loss)	(59,844)	14,287	(94,023)	16,838

Net income (loss)	(12,477)	70,739	4,321	137,978
Dividends on preferred stock	5,481	5,480	10,961	10,960
Net income (loss) available to common shareholders	$(17,958)	$65,259	$(6,640)	$127,018

Earnings (loss) per share - common stock, basic	$(0.19)	$0.66	$(0.07)	$1.29

Earnings (loss) per share - common stock, diluted	$(0.19)	$0.66	$(0.07)	$1.29

Dividends per share of common stock	$0.50	$0.70	$1.00	$1.40

Weighted average common shares outstanding, basic	96,515,599	98,830,054	96,560,590	98,828,827

Weighted average common shares outstanding, diluted	96,515,599	98,830,054	96,560,590	98,828,827

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net income (loss)	$(12,477)	$70,739	$4,321	$137,978

Other comprehensive income:

Net unrealized gains (losses) on securities available for sale	81,034	(627,560)	115,172	(646,412)
Net unrealized gains on derivative instruments	24,636	37,679	57,103	62,725
Other comprehensive income (loss)	105,670	(589,881)	172,275	(583,687)

Comprehensive income (loss)	$93,193	$(519,142)	$176,596	$(445,709)

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2013	$278,252	$97	$2,453,018	$(359,214)	$(8,052)	$2,364,101

Repurchase of common stock	-	-	(1,912)	-	-	(1,912)
Share based compensation expense	-	-	1,702	-	-	1,702
Dividends declared on preferred stock	-	-	-	(10,961)	-	(10,961)
Dividends declared on common stock	-	-	-	(96,515)	-	(96,515)
Net income	-	-	-	4,321	-	4,321
Other comprehensive income	-	-	-	-	172,275	172,275

Balance at June 30, 2014	$278,252	$97	$2,452,808	$(462,369)	$164,223	$2,433,011

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Six Months Ended June 30
Operating activities	2014	2013
Net income	$4,321	$137,978
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	46,961	92,058
Reclassification of deferred swap loss	47,607
Amortization related to interest rate swap agreements	130	163
Share based compensation expense	1,702	1,256
Hedge ineffectiveness		(96)
Net gain on sale of mortgage-backed securities	(2,852)	(11,302)
Net (gain) loss on derivative instruments	96,875	(5,536)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,578	3,156
Increase in other assets	(1,182)	(730)
Decrease in accrued interest payable	(5,131)	(2,819)
Increase (decrease) in accounts payable and other liabilities	(186)	1,122
Net cash provided by operating activities	190,823	215,250

Investing activities
Purchases of mortgage-backed securities	(2,144,633)	(6,029,805)
Principal repayments on mortgage-backed securities	1,561,297	3,180,421
Sales of mortgage-backed securities	1,699,029	2,361,380
Net payments on derivative instruments	(34,380)	-
Purchase of equity investment	(6,000)	-
Purchase of broker/dealer	(1,349)	-
Net cash provided by (used in) investing activities	1,073,964	(488,004)

Financing activities
Repurchase of common stock	(1,912)
Cash dividends paid	(107,519)	(149,317)
Proceeds from repurchase agreements	83,196,430	126,103,804
Principal repayments on repurchase agreements	(84,306,233)	(125,892,981)
Proceeds from dollar roll liability	241,121	-
Repayments on dollar roll liability	(592,947)	-
(Increase) decrease in restricted cash margin on derivatives	(79,703)	131,811
Net cash provided by (used in) financing activities	(1,650,763)	193,317

Net decrease in cash and cash equivalents	(385,976)	(79,437)
Cash and cash equivalents, beginning of period	763,326	168,424
Cash and cash equivalents, end of period	$377,350	$88,987

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$90,139	$108,123

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$59,811	$1,042,436
Receivable for securities sold	$152,177	$7,251
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$48,258	$69,181

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

(Dollars in thousands except per share amounts)

1.       Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007.  The Company invests primarily in single-family residential mortgage assets, such as mortgage-backed securities (“MBS”), issued or guaranteed by the U.S. Government, such as Ginnie Mae, or by the U.S. Government sponsored enterprises, such as Fannie Mae and Freddie Mac (“agency securities”).  The Company is externally managed by Atlantic Capital Advisors LLC (“ACA”).

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company does not pay federal income taxes on taxable income distributed to shareholders if certain REIT qualification tests are met.  It is the Company’s policy to distribute 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.  However, the Company may conduct certain activities that cause it to earn income which will not be qualifying income for REIT purposes.  The Company has designated certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”) as defined in the Code to engage in such activities, and the Company may in the future form additional TRSs.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, agency securities (settled and unsettled), forward purchase commitments, debt security held to maturity, receivable for securities sold, accrued interest receivable, principal payment receivable, payable for unsettled securities, derivative instruments, repurchase agreements, dollar roll liabilities and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, restricted cash, receivable for securities sold, accrued interest receivable, dollar roll liabilities and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs.  See Note 4 and 7 for discussion of the fair value of agency securities and forward purchase commitments, respectively.  See Note 5 for discussion of the fair value of the held to maturity debt security.  See Note 7 for discussion of the fair value of derivative instruments.

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

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss.  The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing for each counterparty.  See Note 6 for additional information on repurchase agreements and Note 7 for additional information on dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts.

Mortgage-Backed Securities

The Company invests predominantly in agency securities representing interests in or obligations backed by pools of single-family residential mortgage loans.  Guidance under the FASB ASC Topic 320 on Investments requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  The Company currently classifies all of its agency securities as available-for-sale.  All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  The estimated fair values of agency securities are determined by management by obtaining valuations for its agency securities from independent sources and averaging these valuations.  Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Forward purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery, as is the case with TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.” See note 7 for additional information on forward purchase commitments.

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

Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities in the Company’s consolidated balance sheets.  In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section if the derivatives are designated as accounting hedges and in the investing section otherwise.  The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts.  The Company attempts to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

All of the Company’s interest rate swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges.  No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company’s interest rate swap agreements are recorded in “Gain (loss) on derivative instruments, net” in the Company’s consolidated statements of income, rather than in other comprehensive income (loss).  Also, net interest paid or received under the interest rate swaps, which up through September 30, 2013 was recognized in “interest expense,” is instead recognized in “Gain (loss) on derivative instruments, net.” These interest rate swaps continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from interest rate swap activity up through September 30, 2013 will remain in AOCI and be recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the interest rate swaps.  See Note 7 for further information.

The Company may also enter into forward purchase commitments as a means of investing in and financing agency securities via TBA dollar roll transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.” The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Gain (loss) on derivative instruments, net.” Realized and unrealized gains and losses related to TBA dollar roll transactions are also recognized in “Gain (loss) on derivative instruments, net.” TBA dollar roll transactions represent off-balance sheet financing.

Repurchase Agreements

The Company finances the acquisition of its agency securities through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company records repurchase agreements on the consolidated balance sheets at the amount of cash received (or contract value), with accrued interest recorded separately.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate.  These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code.  The Company will generally not be subject to federal income tax to the extent that it distributes 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.  The Company has made an election to treat certain of its subsidiaries as TRSs.  These TRSs are taxable as domestic C corporations and are subject to federal, state and local income taxes based upon their taxable income.

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $842 and $627 for the three months ended June 30, 2014 and 2013, respectively.  Share-based compensation expense was $1,702 and $1,256 for the six months ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures (the ASU).  This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The ASU also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  This guidance will take effect for periods beginning after December 15, 2014, and early adoption is prohibited.  Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015.  The Company is currently assessing the impact of this guidance.

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

Other than the Futures Contracts, all of the Company’s agency securities and other derivatives were valued using Level 2 inputs at June 30, 2014 and December 31, 2013.  The Futures Contracts were valued using Level 1 inputs at June 30, 2014 and December 31, 2013.  See Notes 4 and 7, respectively, for discussion on how agency securities and derivatives were valued.

The carrying values and fair values of all financial instruments as of June 30, 2014 and December 31, 2013 were as follows.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage-backed securities	$16,651,220	$16,651,220	$17,642,532	$17,642,532
Cash and cash equivalents	377,350	377,350	763,326	763,326
Restricted cash	305,082	305,082	225,379	225,379
Unsettled purchased mortgage backed securities	60,393	60,393	-	-
Receivable for securities sold	152,177	152,177	231,214	231,214
Accrued interest receivable	52,578	52,578	55,156	55,156
Principal payments receivable	120,026	120,026	95,021	95,021
Debt security, held to maturity (1)	15,000	15,007	15,000	14,307
Interest rate swap and swaption assets (2)	11,642	11,642	15,841	15,841
Futures Contracts (2)	-	-	11,148	11,148
Short term investment (3)	20,203	20,203	19,910	19,910
Forward purchase commitments (2)	16,939	16,939	-	-
Liabilities
Repurchase agreements	$15,019,880	15,019,880	$16,129,683	$16,129,683
Dollar roll liabilities	-	-	351,826	351,826
Payable for unsettled securities	59,811	59,811	-	-
Accrued interest payable	3,148	3,148	8,279	8,279
Interest rate swap liability (3)	89,225	89,225	125,133	125,133
Futures Contracts (3)	132,972	132,972	36,733	36,733
Forward purchase commitments (3)	-	-	5,741	5,741

(1)  These lines are included in other investments on the consolidated balance sheets.

(2)  These lines are included in derivative assets on the consolidated balance sheets.

(3)  These lines are included in derivative liabilities on the consolidated balance sheets.

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

Brokers do not receive compensation for providing pricing information to the Company. The broker prices received are non-binding bids to trade.  The brokers receive data from traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company.  The Company’s analysis of fair value for these includes comparing the data received to other information, if available, such as repurchase agreement pricing or internal pricing models.

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.  At June 30, 2014 and December 31, 2013, all of the Company’s agency securities values were based on third-party sources.

The Company’s investment portfolio consists of agency securities, which are backed by a U.S. Government agency or a U.S. Government sponsored enterprise.  The following table presents certain information about the Company’s agency securities at June 30, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,458,568	$(17,277)	$189,611	$9,630,902
Fixed Rate	288,499	-	3,845	292,344
Total Fannie Mae	9,747,067	(17,277)	193,456	9,923,246

Freddie Mac Certificates
ARMs	6,514,037	(26,376)	72,439	6,560,100
Fixed Rate	166,168	-	1,706	167,874
Total Freddie Mac	6,680,205	(26,376)	74,145	6,727,974

Total Agency Securities	$16,427,272	$(43,653)	$267,601	$16,651,220

The following table presents certain information about the Company’s agency securities at December 31, 2013.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720
Fixed Rate	806,312	(1,798)	3,832	808,346
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069
Fixed Rate	338,738	(1,600)	21	337,159
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-
Fixed Rate	96,236	(998)	-	95,238
Total Ginnie Mae	96,236	(998)	-	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

The components of the carrying value of available-for-sale agency securities at June 30, 2014 and December 31, 2013 are presented below.

	June 30, 2014	December 31, 2013
Principal balance	$15,976,590	$17,044,190
Unamortized premium	450,682	488,854
Unamortized discount	-	(2)
Gross unrealized gains	267,601	229,509
Gross unrealized losses	(43,653)	(120,019)
Carrying value/estimated fair value	$16,651,220	$17,642,532

The following table presents components of interest income on the Company’s agency securities portfolio for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Coupon interest	$114,328	$163,964	$232,726	$331,397
Net premium amortization	(24,870)	(48,849)	(46,961)	(92,041)
Interest income	$89,458	$115,115	$185,765	$239,356

Gross gains and losses from sales of agency securities for the three months and six months ended June 30, 2014 and 2013 were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Gross gains	$6,076	$8,802	$13,512	$11,302
Gross losses	(10,660)	-	(10,660)	-
Net gain (loss)	$(4,584)	$8,802	$2,852	$11,302

The Company monitors the performance and market value of its agency securities portfolio on an ongoing basis, and on a quarterly basis reviews its agency securities for impairment.  At June 30, 2014 and December 31, 2013, the Company had the following securities in a loss position presented below:

	As of June 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$814,169	$(3,757)	$1,364,894	$(13,519)	$2,179,063	$(17,276)
Fixed Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	419,460	(2,315)	1,952,376	(24,062)	2,371,836	(26,377)
Fixed Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,233,629	$(6,072)	$3,317,270	$(37,581)	$4,550,899	$(43,653)
Number of securities in an unrealized loss position		41		114		155

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$3,233,274	$(44,871)	$-	$-	$3,233,274	$(44,871)
Fixed Rate	281,760	(1,798)	-	-	281,760	(1,798)
Freddie Mac Certificates
ARMs	4,046,473	(70,752)	-	-	4,046,473	(70,752)
Fixed Rate	316,835	(1,600)	-	-	316,835	(1,600)
Ginnie Mae Certificates
ARMs	-	-	-	-	-	-
Fixed Rate	95,238	(998)	-	-	95,238	(998)
Total temporarily impaired securities	$7,973,580	$(120,019)	$-	$-	$7,973,580	$(120,019)
Number of securities in an unrealized loss position		279		-		279

The Company did not make the decision to sell the above securities as of June 30, 2014 and December 31, 2013, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.

The contractual maturity of the Company’s agency securities ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average maturity is expected to be significantly less than the stated maturity.

5.       Other Investments

Other investments consisted of the following items as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Short-term investments	$20,203	$19,910
Debt security, held-to-maturity	15,000	15,000
Equity investment	6,000	-
Total other investments	$41,203	$34,910

Short-term investments represent liquid deposits with original maturities greater than three months and less than one year.

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $15,007 and $14,307 at June 30, 2014 and December 31, 2013, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security.  The Company accounts for the equity investment under the cost method.

6.       Repurchase Agreements

At June 30, 2014 and December 31, 2013, the Company had repurchase agreements in place in the amount of $15,019,880 and $16,129,683, respectively, to finance MBS purchases.  As of June 30, 2014 and December 31, 2013, the weighted average interest rate on these borrowings was 0.32% and 0.37%, respectively.   The Company’s repurchase agreements are collateralized by the Company’s agency securities and typically bear interest at rates that are closely related to LIBOR.  At June 30, 2014 and December 31, 2013, the Company had repurchase indebtedness outstanding with 26 and 25 counterparties, with a weighted average remaining contractual maturity of 1.1 and 0.8 months, respectively.  The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	June 30, 2014		December 31, 2013
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$11,966,137	0.31%	$13,170,898	0.37%
30 days to 3 months	2,553,743	0.31%	2,958,785	0.40%
3 months to 36 months	500,000	0.51%	-	-
	$15,019,880	0.32%	$16,129,683	0.37%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at June 30, 2014 and December 31, 2013 was $15,712,539 and $17,088,392, respectively.

See Notes 2 and 7 for discussion of TBA dollar roll transactions, which represent off-balance sheet financing.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of interest rate swaptions is based on third party broker quotations that are non binding bids to trade.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of forward purchase commitments was determined using the same methodology as agency securities as described in Note 4.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

Derivative Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013

Interest rate swaps and swaptions	Derivative assets	$11,642	$15,841
Futures contracts	Derivative assets	-	11,148
Forward purchase commitments	Derivative assets	16,939	-
		$28,581	$26,989

Interest rate swaps	Derivative liabilities	$89,225	$125,133
Futures contracts	Derivative liabilities	132,972	36,733
Forward purchase commitments	Derivative liabilities	-	5,741
		$222,197	$167,607

 Interest Rate Swaps and Swaptions

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months.  At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time.  Since the Company is exposed to interest rates on its borrowings that change on a short term basis, it enters into hedging agreements to mitigate the effect of these changes.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.  The effect of these hedges is to synthetically lockup interest rates on a portion of the Company’s repurchase agreements for the terms of the interest rate swaps.  Although the Company’s objective is to hedge the risk associated with changing repurchase agreement rates, the Company’s interest rate swaps are benchmark interest rate swaps which perform with reference to LIBOR.  Therefore, the Company remains at risk to the variability of the spread between repurchase agreement rates and LIBOR interest rates.

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in other comprehensive income and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three months and six months ended June 30, 2014 and 2013.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $59,146 will be reclassified out of AOCI as an increase to interest expense.

The Company continues to hedge its exposure to variability in future funding costs via interest rate swaps and other derivative instruments.  As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps are recorded in “Gain (loss) on derivative instruments, net” in the consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts, as described below.  Monthly net cash settlements under the interest rate swaps are also recorded in “Gain (loss) on derivative instruments, net” beginning October 1, 2013.

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Six Months Ended June 30
	2014	2013
Beginning of period	$10,500,000	$10,700,000
Additions	-	800,000
Expirations and terminations	(600,000)	(400,000)
End of period	$9,900,000	$11,100,000

As of June 30, 2014, the weighted-average remaining term of the Company’s interest rate swaps is 19 months. Additional information regarding the Company’s interest rate swaps as of June 30, 2014 follows.

		Wtd. Avg.
		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$3,800,000	7	1.78%
Over 12 months to 24 months	2,700,000	18	1.30%
Over 24 months to 36 months	2,600,000	31	0.91%
Over 36 months to 48 months	800,000	41	0.93%

Total	$9,900,000	19	1.35%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of June 30, 2014, the Company had two interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,000	$7,321	11	$492,300	2.81%	3 month LIBOR	7

The Company did not have any interest rate swaptions outstanding at December 31, 2013.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain agency securities.  As of June 30, 2014 and December 31, 2013, the fair value of all Futures Contracts was a liability of $(132,972) and $(25,585), respectively.

	Fair Value
	June 30, 2014	December 31, 2013
Futures Contracts designed to replicate swaps	$(131,652)	$(27,881)
Futures Contracts designed to hedge value changes in forward purchases	(1,320)	2,296
Total fair market value of Futures Contracts	$(132,972)	$(25,585)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Six Months Ended June 30
	2014	2013
Beginning of period	95,327	-
New positions opened	102,746	12,949
Early settlements	(70,979)	-
Settlements at maturity	(3,819)	-
End of period	123,275	12,949

Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in earnings in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three months and six months ended June 30, 2014 and 2013.

To Be Announced Securities Purchases

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  15-year TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes, as described in Note 2.  The net fair value of the forward commitment is reported on the balance sheet as an asset (or liability).  Whether the unrealized gain (or loss) is recognized in net income or other comprehensive income depends on whether or not the commitment has been designated as an accounting hedge, as discussed in Note 2.

The Company did not have any ARM securities forward purchase commitments as of June 30, 2014 and December 31, 2013.

15-year TBA contracts may be financed in the dollar roll market.  As demonstrated in the “Financial Statement Presentation” discussion below, income from dollar roll transactions and realized and unrealized gains and losses on TBA contracts are recognized in “Gain (loss) on derivative instruments, net.”

At June 30, 2014 and December 31, 2013, the Company had the following 15-year TBA dollar roll securities:

	Face	Cost	Fair Market Value	Net Asset (Liability)
June 30, 2014	$2,850,000	$2,949,433	$2,962,617	$13,184
December 31, 2013	$600,000	$632,270	$627,187	$(5,083)

At June 30, 2014 and December 31, 2013, the Company also had estimated purchase commitments with mortgage originators with a net fair value in the amount of $3,755 and ($658), respectively that was recorded in AOCI.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of June 30, 2014.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$4,321	$-	$4,321
Interest rate swaptions	7,321	-	7,321
Forward purchase commitments	16,939	3,387	20,326

Interest rate swaps	$(89,225)	$111,088	$21,863
Futures contracts	(132,972)	190,607	57,635

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2013.

	Assets/(Liabilities)	Cash Collateral Posted	Net Asset/(Liability)
Interest rate swaps	$15,841	$-	$15,841
Futures contracts	11,148	-	11,148

Interest rate swaps	$(125,133)	$133,661	$8,528
Futures contracts	(36,733)	77,713	40,980
Forward purchase commitments	(5,741)	14,005	8,264

The following table shows the components of “Gain (loss) on derivative instruments, net” for the three and six months ended June 30, 2014 and 2013.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest rate swaps – fair value adjustments	$8,525	$-	$24,388	$-
Interest rate swaptions – fair value adjustments	(2,679)	-	(2,679)	-
Interest rate swaps – monthly net settlements	(29,754)	-	(59,166)	-
Futures Contracts – fair value adjustments	(90,005)	5,537	(107,387)	5,537
Futures Contracts – realized gains (losses)	(3,647)	(52)	(22,253)	(1)
TBA dollar roll income	25,622	-	46,443	-
Realized and unrealized gains on TBA dollar roll transactions	36,678	-	23,779	-
Gain (loss) on derivative instruments, net	$(55,260)	$5,485	$(96,875)	$5,536

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s comprehensive income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Amount of gain (loss) recognized in OCI (effective portion)	$-	$57,294	$-	$51,385
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(22,923)	(30,585)	(47,607)	(60,515)
Amount of gain (loss) recognized in net income as interest expense (ineffective portion)	-	212	-	96

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the six months ended June 30, 2014 and the year ended December 31, 2013.

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning balance	$(111,174)	$(243,051)
Unrealized gain on interest rate swaps	-	15,030
Reclassification of net losses included in income statement	47,607	116,847
Ending balance	$(63,567)	$(111,174)

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At June 30, 2014, the Company was in compliance with these requirements.

As of June 30, 2014, the fair value of derivatives in a net liability position related to the agreements described above was $77,583.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2014.

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

For the three and six months ended June 30, 2014 and 2013, the Company did not issue any shares of stock under the 2012 Program.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three and six months ended June 30, 2014, the Company repurchased 0 and 100,000, respectively, of shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $0 and $1,912, respectively.

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

9.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net income (loss)	$(12,477)	$70,739	$4,321	$137,978
Less preferred stock dividends	(5,481)	(5,480)	(10,961)	(10,960)
Net income (loss) available to common shareholders	$(17,958)	$65,259	$(6,640)	$127,018

Weighted average shares	96,515,599	98,830,054	96,560,590	98,828,827

Basic earnings (loss) per share	$(0.19)	$0.66	$(0.07)	$1.29

Diluted earnings (loss) per share:
Net income	$(12,477)	$70,739	$4,321	$137,978
Less preferred stock dividends for antidilutive shares	(5,481)	(5,480)	(10,961)	(10,960)
Net income (loss) available to common shareholders	$(17,958)	$65,259	$(6,640)	$127,018

Weighted average shares	96,515,599	98,830,054	96,560,590	98,828,827
Potential dilutive shares from exercise of stock options	-	-	-	-
Diluted weighted average shares	96,515,599	98,830,054	96,560,590	98,828,827

Diluted earnings (loss) per share	$(0.19)	$0.66	$(0.07)	$1.29

There were no potentially dilutive shares for any of the periods presented.

10.      Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”).  All of the Company’s executive officers are also employees of ACA.  ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes five independent directors.  The Management Agreement expires on February 23, 2015 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances.  ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

For purposes of calculating the management fee, equity is defined as the value, computed in accordance with GAAP, of shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses.  The following table presents amounts incurred for management fee, reimbursable expenses and share-based compensation expense related to the restricted common shares granted to management.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Management fee	$4,144	$4,714	$8,298	$9,434
Reimbursable expenses	876	589	1,688	1,168
Total	$5,020	$5,303	$9,986	$10,602

Share-based compensation	$842	$627	$1,702	$1,256

 None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  At June 30, 2014 and December 31, 2013, the Company owed ACA $2,250 and $2,752, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its agency securities and its forward purchase commitments securities as described in Note 4 and Note 7.  As discussed in Note 7, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended June 30, 2014.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at April 1, 2014	$143,756	$(186)	$(569)	$(84,448)	$58,553

Other comprehensive income (loss) before reclassification	75,608	582	74	3,755	80,019

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	186	-	(2,042)	(1,856)

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of mortgage-backed securities	4,584	-	-	-	4,584
Amounts reclassified to interest expense	-	-	-	22,923	22,923

Net current period other comprehensive income (loss)	80,192	768	74	24,636	105,670

Accumulated other comprehensive income (loss) at June 30, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended June 30, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at April 1, 2013	$481,323	$492	$(214)	$(212,553)	$269,048

Other comprehensive income (loss) before reclassification	(615,199)	(2,776)	(291)	13,569	(604,697)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	(492)	-	(6,476)	(6,968)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(8,802)	-	-	-	(8,802)
Amounts reclassified to interest expense	-	-	-	30,586	30,586

Net current period other comprehensive income (loss)	(624,001)	(3,268)	(291)	37,679	(589,881)

Accumulated other comprehensive income (loss) at June 30, 2013	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)

The following table rolls forward the components of AOCI, including reclassification adjustments, for the six months ended June 30, 2014.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	117,310	396	132	5,797	123,635

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	186	-	(1,384)	(1,198)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(2,852)	-	-	-	(2,852)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	47,607	47,607

Net current period other comprehensive income (loss)	114,458	582	132	57,103	172,275

Accumulated other comprehensive income (loss) at June 30, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

The following table rolls forward the components of AOCI, including reclassification adjustments, for the six months ended June 30, 2013.

	Unrealized gain/(loss) on available for sale agency securities	Unrealized gain/(loss) on unsettled agency securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassification	(630,719)	(2,284)	(398)	14,138	(619,263)

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	(1,709)	-	(11,928)	(13,637)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(11,302)	-	-	-	(11,302)
Amounts reclassified to interest expense	-	-	-	60,515	60,515

Net current period other comprehensive income (loss)	(642,021)	(3,993)	(398)	62,725	(583,687)

Accumulated other comprehensive income (loss) at June 30, 2013	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to Hatteras Financial Corp.  as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “MBS” refers to mortgage-backed securities; and “agency securities” refer to our residential MBS that are issued or guaranteed by a U.S. Government sponsored entity, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae; “ARMs” refer to adjustable-rate mortgage loans which typically either 1) at all times have interest rates that adjust periodically to an increment over a specified interest rate index; or 2) have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

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

Overview

We are an externally-managed mortgage REIT that invests primarily in residential mortgage assets.  To date, we have primarily invested in single-family residential mortgage pass-through securities issued or guaranteed by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored entity (such as Fannie Mae and Freddie Mac).  We refer to these securities as “agency securities.”  We were incorporated in Maryland in September 2007 and commenced operations in November 2007.  We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS.”

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

We focus on assets we identify as having short effective durations, which we believe limits the impact of changes in interest rates on the market value of our portfolio and on our net interest margin (interest income less financing costs).  However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques.  Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term rates on the borrowings used to finance our assets.  Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

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

Our focus is to own assets with short durations and predictable prepayment characteristics.  Since our formation, essentially all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  We invest in both adjustable-rate and fixed-rate agency securities.  ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  As of June 30, 2014, our portfolio consisted of approximately $16.7 billion in market value of agency securities, consisting of $16.2 billion of adjustable rate securities and $0.5 billion of fixed rate securities.

We purchase a substantial portion of our agency securities through delayed delivery transactions (forward purchase commitments), including “to-be-announced” (“TBA”) securities.  At times when market conditions are conducive, we may choose to move the settlement of these TBA securities out to a later date by entering into an offsetting short position in the near month, which is then net settled for cash, and simultaneously entering into a substantially similar TBA contract for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  Specified pools can also be the subject of a dollar roll transaction, when market conditions allow.  The agency securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA “dollar roll income.”

The following table represents key data regarding the Company for the past 12 quarters:

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
June 30, 2014	$16,651,220	$15,019,880	$2,433,011	96,517	$22.23	$(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62
December 31, 2012	23,919,251	22,866,429	3,072,864	98,822	28.19	1.02
September 30, 2012	26,375,137	23,583,180	3,212,556	98,809	29.60	0.83
June 30, 2012	22,367,121	20,152,860	2,692,261	98,074	27.45	0.91
March 31, 2012	18,323,972	16,556,630	2,669,300	97,779	27.30	0.89
December 31, 2011	17,741,873	16,162,375	2,080,188	76,823	27.08	0.92
September 30, 2011	17,614,374	15,886,231	2,015,003	76,547	26.32	1.04

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

Prepayments on agency securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, prepayment rates cannot be predicted with certainty.  To the extent we have acquired agency securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our agency securities are likely to increase.  If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest margin may suffer.  The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

Since that time, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress outlining alternatives for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market.  A recent bill in Congress that received serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill.  This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in.  In addition, on July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that would serve as a counterpart to the Corker-Warner bill.  PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment.  In the first quarter of 2014, Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill known as the Johnson-Crapo bill, which is generally based on the Corker-Warner bill. While the Corker-Warner bill was approved by the Committee, it failed to secure enough support for the bill to be considered by Congress. As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It remains unclear whether these or any other proposals will become law or, should a proposal become law, what the effects would be.  It is unclear how the proposals would impact housing finance, and what impact, if any, it would have on mortgage REITs.

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing” are aimed to improve the employment outlook and increase growth in the U.S. economy.  The third round of these purchases, commonly referred to as “QE3” was announced in September 2012.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin.  On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of both agency securities and U.S. Treasury securities by $5 billion each for the month of January.  On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both agency securities and U.S. Treasury securities to take effect in February 2014, and on March 19, 2014, it announced a further reduction, bringing the current purchases for July down to $15 billion of agency securities and $20 billion of U.S. Treasury securities.  In minutes from the U.S. Federal Reserve Open Market Committee meeting in June 2014, the U.S. Federal Reserve indicated that it will end its bond buying program in October 2014. In March 2014, the U.S. Federal Reserve also stated it would continue reinvesting principal payments from its agency securities and rolling over maturing U.S. Treasury securities at auction.  The announcements on the tapering of the U.S. Federal Reserve’s purchases drove interest rates higher on U.S. Treasury and agency securities and resulted in large negative price movements in our assets.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty.  We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see additional price declines.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of agency securities.  At June 30, 2014, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 7.7% of our equity at June 30, 2014.  At June 30, 2014, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.  The following table shows our exposure by country to European banks.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
England	1	$31,369	1.3%
France	1	26,289	1.1%
Germany	2	18,560	0.7%
Netherlands	1	43,770	1.8%
Scotland	1	24,332	1.0%
Switzerland	1	43,708	1.8%
	7	$188,027	7.7%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

Management monitors our exposure to our repurchase agreement and interest rate swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of interest rate swaps with our counterparties.  We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Interest Rates

Mortgage markets in general, and our strategy in particular, are sensitive to changes in interest rates.  The relationship between several interest rates is generally determinant of the performance of our company.  Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The mortgage assets we buy are affected by the shape of the yield curve, particularly along the area between two year Treasury rate and 10 year Treasury rates.  The following table shows the 30-day LIBOR as compared to these rates at each period end for the past 12 quarters:

	30- Day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.04%	0.24%	1.88%
September 30, 2011	0.24%	0.06%	0.25%	1.92%

Principal Repayment Rate

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets.  Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so.  Estimates of repayment rates are critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities.

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the last 12 quarters:

	Weighted Average Principal Repayment Rate (1)	Weighted Average Principal Repayment Rate Annualized (2)	One Month CPR (3)
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
September 30, 2011	7.14%	28.55%	21.7

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of June 30, 2014, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $22.23, an increase of $0.73, from $21.50 at December 31, 2013.  The increase in our book value was primarily a result of the increase in the unrealized gain on our assets partially offset by the impact of dividends declared in excess of GAAP earnings.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
June 30, 2014	$25.32	$(4.79)	$2.36	$(0.66)	$22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19
September 30, 2012	25.14	0.05	7.16	(2.75)	29.60
June 30, 2012	25.25	0.02	4.73	(2.55)	27.45
March 31, 2012	25.23	0.01	4.29	(2.23)	27.30
December 31, 2011	24.79	0.03	5.11	(2.85)	27.08
September 30, 2011	24.79	0.01	4.56	(3.04)	26.32

Investments

We invest in both adjustable and fixed-rate agency securities.  At June 30, 2014 and December 31, 2013, we owned $16.7 billion and $17.6 billion, respectively, of agency securities.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of June 30, 2014 and December 31, 2013, our agency securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.82 and 102.87, respectively, of face value.  As of June 30, 2014 and December 31, 2013, we had approximately $450.7 million and $488.9 million, respectively, of unamortized premium included in the cost basis of our agency securities.

During the quarter ended June 30, 2014, we purchased approximately $0.9 billion of agency securities with a weighted average coupon of 2.83%.  We also sold approximately $0.9 billion of agency securities with a weighted average coupon of 2.59% for the three months ended June 30, 2014.  During the six months ended June 30, 2014, we purchased approximately $2.2 billion of agency securities with a weighted average coupon of 2.83%. During the six months ended June 30, 2014, we sold approximately $1.4 billion of agency securities with a weighted average coupon of 2.92%.

We typically want to own a higher percentage of Fannie Mae ARMs than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of Fannie Mae, Freddie Mac and Ginnie Mae securities at June 30, 2014:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,458,568	$(17,277)	$189,611	$9,630,902	57.8%
Fixed Rate	288,499	-	3,845	292,344	1.8%
Total Fannie Mae	9,747,067	(17,277)	193,456	9,923,246

Freddie Mac Certificates
ARMs	6,514,037	(26,376)	72,439	6,560,100	39.4%
Fixed Rate	166,168	-	1,706	167,874	1.0%
Total Freddie Mac	6,680,205	(26,376)	74,145	6,727,974

Total Agency Securities	$16,427,272	$(43,653)	$267,601	$16,651,220

As of December 31, 2013, our investment portfolio consisted of the following types of securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720	55.2%
Fixed Rate	806,312	(1,798)	3,832	808,346	4.6%
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069	37.8%
Fixed Rate	338,738	(1,600)	21	337,159	1.9%
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-	0.0%
Fixed Rate	96,236	(998)	-	95,238	0.5%
Total Ginnie Mae	96,236	(998)	-	95,238

Total Agency Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

Adjustable-rate securities

As of June 30, 2014 our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	10.5%	$1,591,293	3.27%	$101.95	$1,622,359	$106.58	$1,696,022
13-24	13.5%	2,066,608	3.16%	$102.57	2,119,808	$105.89	2,188,287
25-36	12.0%	1,858,932	2.60%	$102.71	1,909,376	$104.37	1,940,145
37-48	15.0%	2,323,577	2.96%	$102.77	2,387,937	$104.73	2,433,548
49-60	30.9%	4,831,543	2.65%	$102.95	4,974,046	$103.42	4,996,565
61-72	12.9%	2,051,757	2.30%	$103.37	2,120,902	$101.91	2,090,887
73-84	5.2%	808,625	2.88%	$102.34	827,584	$103.23	834,773
109-120	0.0%	10,398	3.30%	$101.88	10,593	$103.63	10,775
Total ARMS	100.0%	$15,542,733	2.79%	$102.77	$15,972,605	$104.17	$16,191,002

As of December 31, 2013, our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	7.5%	$1,165,714	3.15%	$101.77	$1,186,380	$106.10	$1,236,878
13-24	9.8%	1,526,598	3.49%	$102.30	1,561,668	$105.73	1,614,081
25-36	14.2%	2,212,306	2.99%	$102.45	2,266,557	$104.96	2,321,985
37-48	15.4%	2,430,716	2.73%	$102.77	2,498,130	$103.88	2,524,939
49-60	15.1%	2,394,168	2.94%	$102.58	2,455,924	$103.72	2,483,318
61-72	29.0%	4,664,901	2.46%	$103.31	4,819,437	$101.83	4,750,098
73-84	9.0%	1,461,452	2.44%	$102.89	1,503,660	$100.62	1,470,490
Total ARMs	100.0%	$15,855,855	2.80%	$102.75	$16,291,756	$103.44	$16,401,789
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

As of June 30, 2014, excluding any fixed-rate securities, the ARMs underlying our adjustable rate agency securities had fixed interest rates for a weighted average period of approximately 45 months after which time the interest rates reset and become adjustable annually.  At June 30, 2014, 96.3% of our ARMs were still in their initial fixed-rate period and 3.7% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  At June 30, 2014, an additional 6.8% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT.  These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.  At the first reset date, our ARMs typically have a maximum initial one-time adjustment of either 2% or 5%, followed by annual interest rate increases (or decreases) of up to a maximum change of 2% per year.  The average lifetime cap on increases (or decreases) to the interest rates on our agency securities is 5% from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate agency securities purchased to date have been 10-year and 15-year amortizing fixed rate securities.  At June 30, 2014, we owned $460.2 million of 15-year fixed-rate agency securities with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed-rate securities portfolio at June 30, 2014.

Wtd. Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	57.3%	$248,211	3.50%	$104.78	$260,066	$106.21	$263,614
145-156	42.7%	185,645	3.50%	$104.82	194,601	$105.90	196,604
Total Fixed Rate	100.0%	$433,856	3.50%	$104.80	$454,667	$106.08	$460,218

 The following table details our fixed-rate securities portfolio at December 31, 2013.

Wtd. Avg Months to Maturity	% of Fixed Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	6.1%	$72,252	3.50%	$105.40	$76,154	$104.76	$75,693
145-156	38.5%	456,585	3.50%	$104.82	478,592	$104.59	477,544
157-168	7.7%	93,198	3.00%	$103.26	96,237	$102.19	95,238
169-180	47.7%	566,299	3.50%	$104.24	590,303	$104.59	592,268
Total Fixed Rate	100.0%	$1,188,334	3.46%	$104.46	$1,241,286	$104.41	$1,240,743
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

Forward Purchases

While most of our purchases of agency securities are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Our accounting for these forward purchases depends on whether or not we intend to take physical delivery of the securities.  In either case, the net fair value of the forward commitment is reported on the consolidated balance sheet as an asset or liability.  If the Company intends to take physical delivery of the security, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery, as is the case with most TBA dollar rolls, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”

The following table shows our 15-year TBA contracts at June 30, 2014 and December 31, 2013.

	Face	Wtd. Avg. Coupon	Cost	Fair Market Value	Net Asset (Liability)
June 30, 2014	$2,850,000	3.0%	$2,949,433	$2,962,617	$13,184
December 31, 2013	$600,000	3.5%	$632,270	$627,187	$(5,083)

We also enter into commitments with various mortgage originators for ARM securities.  The fair value of these commitments at June 30, 2014 was a net asset of $3,755 and at December 31, 2013 a net liability of ($658).

Liabilities

We have entered into repurchase agreements to finance most of our agency securities.  Our repurchase agreements are secured by our agency securities and bear interest at rates that have historically moved in close relationship to LIBOR.  As of June 30, 2014, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at June 30, 2014 of $15.0 billion with 26 counterparties.  We had an outstanding balance of $16.1 billion at December 31, 2013 with 25 different counterparties.

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

As of June 30, 2014, we had entered into 71 interest rate swap agreements with 13 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These interest rate swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $9.9 billion of borrowings under our repurchase agreements.  We also purchase Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of June 30, 2014 were as follows:

	Futures Contracts	Futures Contracts Rate	Wtd. Avg. Swap Notional	Swap Rate	Total	Wtd. Avg. Rate
Effective 2014	$1,914,000	0.35%	$8,750,000	1.31%	$10,664,000	1.14%
Effective 2015	7,590,500	0.72%	5,825,000	1.28%	13,415,500	0.96%
Effective 2016	7,104,250	1.99%	3,100,000	0.71%	10,204,250	1.60%
Effective 2017	6,544,000	2.96%	850,000	0.90%	7,394,000	2.72%
Effective 2018	4,260,000	3.65%	50,000	0.98%	4,310,000	3.62%
Effective 2019	1,218,750	4.00%	-	-	1,218,750	4.00%
Effective 2020	1,060,250	4.18%	-	-	1,060,250	4.18%
Effective 2021	347,250	4.25%	-	-	347,250	4.25%

On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges.  No interest rate swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted.  However, our accounting for these transactions was changed prospectively effective October 1, 2013.  All of our interest rate swaps had previously been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging.  As a result of discontinuing hedge accounting, beginning October 1 changes in the fair value of our interest rate swap agreements are recorded in “Gain (loss) on derivative instruments, net” in our consolidated statements of income, rather than in other comprehensive income.  Also, net interest paid or received under the interest rate swaps, which up through September 30 was recognized in “interest expense,” is now recognized in “Gain (loss) on derivative instruments, net.”

New Business Initiatives

We have begun an initiative to acquire and aggregate individual whole jumbo mortgage loans, with a goal of securitizing the loans into MBS not guaranteed by a U.S. Government sponsored entity or a U.S. Government agency.  We would expect to initially retain all or a majority of the resulting MBS.  In connection with this initiative, we may enter into arrangements whereby we agree with parties to acquire the loans that they originate consistent with our guidelines.  We do not anticipate that the individual mortgage loans and any resulting MBS would constitute a significant portion of our assets in the near future.

Summary Financial Data

This table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30
	2014	2013	2014	2013
Statement of Income Data
Interest income on mortgage-backed securities	$89,458	$115,115	$185,765	$239,356
Interest income on short-term cash investments	347	359	629	801
Interest expense	(35,128)	(52,079)	(73,579)	(105,356)
Net interest margin	54,677	63,395	112,815	134,801

Operating expenses	(7,310)	(6,943)	(14,471)	(13,661)

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(4,584)	8,802	2,852	11,302
Gain (loss) on derivative instruments, net	(55,260)	5,485	(96,875)	5,536
Total other income (loss)	(59,844)	14,287	(94,023)	16,838

Net income (loss)	(12,477)	70,739	4,321	137,978
Dividends on preferred stock	(5,481)	(5,480)	(10,961)	(10,960)
Net income (loss) available to common shareholders	$(17,958)	$65,259	$(6,640)	$127,018

Earnings (loss) per share of common stock, basic and diluted	$(0.19)	$0.66	$(0.07)	$1.29

Weighted average shares outstanding, basic and diluted	96,515,599	98,830,054	96,560,590	98,828,827

Distributions per common share	$0.50	$0.70	$1.00	$1.40

Selected Balance Sheet Data
Mortgage-backed securities	$16,651,220	$25,256,043	$16,651,220	$25,256,043
Total assets	$17,793,703	$25,976,375	$17,793,703	$25,976,375
Repurchase agreements and dollar roll liability	$15,019,880	$23,077,252	$15,019,880	$23,077,252
Shareholders' equity	$2,433,011	$2,479,089	$2,433,011	$2,479,089

Key Statistics (1)
Average MBS	$17,019,973	$24,824,334	$17,251,542	$24,477,266
Average debt (2)	$15,349,322	$22,701,463	$15,567,092	$22,523,131
Average equity	$2,429,640	$3,034,954	$2,417,855	$3,050,489
Average portfolio yield (3)	2.10%	1.85%	2.15%	1.96%
Average cost of funds (4)	0.92%	0.92%	0.94%	0.94%
Interest rate spread (5)	1.18%	0.93%	1.21%	1.02%
TBA dollar roll income	$25,622	$-	$46,443	$-
Average TBA dollar roll position	$3,393,046	$-	$3,165,631	$-
Average portfolio yield, including TBA dollar roll income (6)	2.26%	1.85%	2.27%	1.96%
Effective interest expense (7)	$41,959	$52,079	$85,138	$105,356
Effective cost of funds (7)	1.09%	0.92%	1.09%	0.94%
Effective net interest margin (8)	$73,468	$63,395	$147,699	$134,801
Effective interest rate spread (9)	1.17%	0.93%	1.18%	1.02%
Core earnings (10)	$60,677	$50,972	$122,267	$110,180
Core earnings per share, basic and diluted (10)	$0.63	$0.52	$1.27	$1.11
Average annual portfolio repayment rate (11)	20.36%	28.10%	19.03%	27.07%
Debt to equity (at period end) (12)	6.2:1	9.3:1	6.2:1	9.3:1
Debt to paid-in capital (at period end) (13)	5.5:1	8.3:1	5.5:1	8.3:1
Effective debt to equity (at period end) (14)	7.4:1	9.3:1	7.4:1	9.3:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)

Average debt includes borrowings under repurchase agreements and dollar roll liability as presented on the consolidated balance sheets.  It does not include off-balance sheet financing related to our TBA dollar roll position.

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

(14)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $2,961,749 and $0 as of June 30, 2014 and 2013, respectively.

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

Overview

Our results for 2014 and 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the Fed Funds Target Rate.  Speculation as to the imminence and pace of these events has steepened the yield curve leading to a significantly slower pace of home loan refinancings.  This has both positive and negative effects on our results, but on balance it is a more favorable operating environment than we saw for much of 2013.

Our summarized results of operations for the three and six month periods ended June 30, 2014 and 2013, along with related key metrics, were as follows:

Net Income

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Statement of Income Data
Total interest income	$89,805	$115,474	$186,394	$240,157	-22%	-22%
Interest expense	(35,128)	(52,079)	(73,579)	(105,356)	-33%	-30%
Net interest margin	54,677	63,395	112,815	134,801	-14%	-16%

Operating expenses	(7,310)	(6,943)	(14,471)	(13,661)	5%	6%

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(4,584)	8,802	2,852	11,302	-152%	-75%
Gain (loss) on derivative instruments, net	(55,260)	5,485	(96,875)	5,536	-1107%	-1850%
Total other income (loss)	(59,844)	14,287	(94,023)	16,838	-519%	-658%

Net income	(12,477)	70,739	4,321	137,978	-118%	-97%
Dividends on preferred stock	(5,481)	(5,480)	(10,961)	(10,960)	0%	0%
Net income available to common shareholders	$(17,958)	$65,259	$(6,640)	$127,018	-128%	-105%

Earnings (loss) per share of common stock, basic and diluted	$(0.19)	$0.66	$(0.07)	$1.29	-128%	-105%

Core earnings	$60,677	$50,972	$122,267	$110,180	19%	11%

Core earnings per share, basic and diluted	$0.63	$0.52	$1.27	$1.11	22%	14%

Weighted average shares outstanding	96,515,599	98,830,054	96,560,590	98,828,827	-2%	-2%

2Q14 vs. 2Q13

Net income declined due primarily to:

—	Lower other income, primarily due to net realized and unrealized losses on derivative instruments; and
—	Lower net interest margin despite a higher interest rate spread, driven by the lower average size of our MBS portfolio. The smaller average portfolio was a result of carrying lower average leverage.

Core earnings increased due primarily to:

—	Higher effective net interest margin, driven by higher average portfolio yield, including TBA dollar roll income, stemming from:
o	Lower premium amortization on lower portfolio prepayments; and
o	Incremental earnings from our TBA dollar roll position in excess of the interest rate spread that would have been achieved had we invested in similar securities financed with repurchase agreements.

Each of these factors is discussed further below.

YTD14 vs. YTD13

See the quarter vs. quarter net income and core earnings explanations above, which are directly applicable to the year-to-date results as well.

Each of these factors is discussed further below.

Total Interest Income

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Coupon interest on MBS and short-term investments	$114,675	$164,322	$233,355	$332,198	-30%	-30%
Net premium amortization	(24,870)	(48,848)	(46,961)	(92,041)	-49%	-49%
Total interest income	$89,805	$115,474	$186,394	$240,157	-22%	-22%

Average MBS	$17,019,973	$24,824,334	$17,251,542	$24,477,266	-31%	-30%
Weighted-average coupon on MBS	2.76%	2.72%	2.79%	2.79%	1%	0%
Average portfolio yield	2.10%	1.85%	2.15%	1.96%	14%	10%
Average annual portfolio repayment rate	20.36%	28.10%	19.03%	27.07%	-28%	-30%

The major drivers of our interest income are the coupons on the securities we own, the size of our portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

2Q14 vs. 2Q13

Total interest income decreased due primarily to:

—	The smaller average size of our MBS portfolio, which was a result of carrying lower average leverage;

Partially offset by:

—	A lower rate of premium amortization, driven by lower prepayments on our portfolio.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Interest Expense

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Repurchase agreements and dollar roll liability	$12,143	$21,626	$25,842	$44,768	-44%	-42%
Swaps settlements and amortization	62	30,453	130	60,588	-100%	-100%
Reclassification of deferred hedge loss	22,923	-	47,607	-	NM	NM
Interest expense	$35,128	$52,079	$73,579	$105,356	-33%	-30%

Effective interest expense	$41,959	$52,079	$85,138	$105,356	-19%	-19%

Average debt	$15,349,322	$22,701,463	$15,567,092	$22,523,131	-32%	-31%
Average rate on debt	0.32%	0.38%	0.33%	0.40%	-16%	-17%
Average cost of funds	0.92%	0.92%	0.94%	0.94%	0%	0%
Effective cost of funds	1.09%	0.92%	1.09%	0.94%	19%	17%

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

2Q14 vs. 2Q13

Interest expense decreased due primarily to:

•

The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates and our increased use of dollar roll financing which is treated as a derivative; and

•	The lower average rate on our debt (primarily repurchase agreements); and
•	Lower swap expense the current period primarily due to timing around our termination of hedge accounting.

Effective interest expense decreased due primarily to:

•	Lower average debt partially offset by the higher cash settlements versus the scheduled amortization at the time we discontinued our hedge accounting.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Net Interest Margin and Interest Rate Spread

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Net interest margin	$54,677	$63,395	$112,815	$134,801	-14%	-16%
Effective net interest margin	$73,468	$63,395	$147,699	$134,801	16%	10%

Average portfolio yield	2.10%	1.85%	2.15%	1.96%	0.25%	-0.30%
Average cost of funds	0.92%	0.92%	0.94%	0.94%	0.00%	-0.02%
Average interest rate spread	1.18%	0.93%	1.21%	1.02%	0.25%	-0.28%

Average portfolio yield, including TBA dollar roll income	2.26%	1.85%	2.27%	1.96%	0.41%	-0.42%
Effective cost of funds	1.09%	0.92%	1.09%	0.94%	0.18%	-0.18%
Effective interest rate spread	1.17%	0.93%	1.18%	1.02%	0.23%	-0.24%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread and our leverage largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the prior year for both the quarter and year-to-date periods.  See the discussions of Total Interest Income and Interest Expense above for the key drivers of these changes. Effective net interest margin and effective interest rate spread include earnings from our TBA dollar roll securities, which are discussed under Other Income (Loss) below.

Other Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	$(4,584)	$8,802	$2,852	$11,302	-152%	-75%
Gain (loss) on derivative instruments, net	(55,260)	5,485	(96,875)	5,536	-1107%	-1850%
Total other income (loss)	$(59,844)	$14,287	$(94,023)	$16,838	-519%	-658%

Our other income generally consists of realized gains and losses on our MBS investments and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, as can be seen in the table above.

2Q14 vs. 2Q13

Other income (loss) swung to a loss for the following reasons:

•

In 2013, we began using Futures Contracts as part of our hedging strategy.  Net realized and unrealized losses on these contracts were $(93,652) and $5,485 for 2Q14 and 2Q13, respectively, and are reflected in “Gain (loss) on derivative instruments, net.”  In 2Q13 and prior, our hedging was done almost entirely via interest rate swaps, with unrealized gains and losses recorded to “other comprehensive income,” in accordance with hedge accounting.

•

Effective September 30, 2013, we de-designated our interest rate swaps as cash flow hedges for accounting purposes.  As a result, from October 1, 2013 forward, monthly interest rate swap settlements and the change in fair value of our interest rate swaps, which amounted to a net loss of $(21,229) for 2Q14, were recorded to “Gain (loss) on derivative instruments, net.”  Prior to the de-designation, monthly interest rate swap settlements were recorded to interest expense and changes in interest rate swap fair value were recorded to other comprehensive income.

These declines were partially offset by:

•

Our TBA dollar roll securities generated a net gain of $62,300 in 2Q14, consisting of realized and unrealized gains of $36,678 and TBA dollar roll income of $25,622, both of which are reflected in “Gain (loss) on derivative instruments, net.” We did not begin financing TBA securities in the dollar roll markets until 4Q13.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.  The corresponding year-to-date amounts are as follows:

•	Net realized and unrealized losses on Futures Contracts were $(129,640) and $5,536 for YTD14 and YTD13, respectively.
•	Monthly interest rate swap settlements and the change in fair value of our interest rate swaps recognized in net income amounted to a net loss of $(34,778) and $0 for YTD14 and YTD13, respectively.

These declines were partially offset by:

•

A net gain of $70,222 on our TBA dollar roll securities, consisting of realized and unrealized gains of $23,779 and TBA dollar roll income of $46,443.  We did not begin financing TBA securities in the dollar roll markets until 4Q13.

Operating Expenses

	Three Months Ended June 30		Six Months Ended June 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to-Date
Management fee	$4,144	$4,714	$8,298	$9,434	-12%	-12%
Share based compensation	842	627	1,702	1,256	34%	36%
General and administrative	2,324	1,602	4,471	2,971	45%	50%
Total	$7,310	$6,943	$14,471	$13,661	5%	6%

Average equity	$2,429,640	$3,034,954	$2,417,855	$3,050,489	-20%	-21%
As a % of average equity, annualized	1.20%	0.92%	1.20%	0.90%	32%	34%

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew versus 2Q13 and YTD13 as discussed below:

2Q14 vs. 2Q13

•

Our management fee declined.  Our management fee is calculated as a percentage of our equity per our management agreement, and decreases as the amount of average equity decreases.  In large part, the decline in average equity occurred as interest rates changes have caused the unrealized gain on our agency securities to decrease

•	Our share-based compensation increased as we have more employees receiving equity grants; and
•

Our general and administrative costs have increased, including expenses related to additional employees, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes and/or lines of business.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three and six months ended  June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net interest margin	$54,677	$63,395	$112,815	$134,801
Less: reclassification of deferred swap losses included in interest expense	22,923	-	47,607	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	(29,754)	-	(59,166)	-
TBA dollar roll income	25,622	-	46,443	-
Effective net interest margin	73,468	63,395	147,699	134,801
Total operating expenses	(7,310)	(6,943)	(14,471)	(13,661)
Dividends on preferred stock	(5,481)	(5,480)	(10,961)	(10,960)
Core earnings	$60,677	$50,972	$122,267	$110,180

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2013		2012
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense	$35,128	0.92%	$52,079	0.92%	$73,579	0.94%	$105,356	0.94%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(22,923)	-0.60%	-	-	(47,607)	-0.61%	-	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	29,754	0.77%	-	-	59,166	0.76%	-	-
Effective interest expense and cost of funds	$41,959	1.09%	$52,079	0.92%	$85,138	1.09%	$105,356	0.94%

Average repo and dollar roll liability	$15,349,322		$22,701,463		$15,567,092		$22,523,131

(1) Dollar amount on an annualized basis as a percentage of our average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2014:

	June 30, 2014
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$11,966,137	0.31%	$2,248	$11,968,385
30 days to 3 months	2,553,743	0.31%	658	2,554,401
Over 90 days	500,000	0.51%	2,495	502,495
	$15,019,880	0.32%	$5,401	$15,025,281

From time to time we may make forward commitments to purchase our agency securities.  The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We had no such forward purchase commitments as of June 30, 2014.

The following table shows TBA dollar roll securities as of June 30, 2014.

Face	Cost	Fair Market Value	Due to Brokers
$2,850,000	$2,949,433	$2,962,617	$2,961,749

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2014.  These agreements were for a total notional amount of $9.9 billion, had an average rate of 1.35% and a weighted average term of 19 months.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of June 30, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of June 30, 2014 and December 31, 2013, we had TBA dollar roll transactions outstanding with cost bases of $2,949,433 and $632,270, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

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

In response to the growth of our agency securities portfolio and to recent turbulent market conditions, we have aggressively pursued additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At June 30, 2014, we had uncommitted repurchase facilities with 30 lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with 26 of these counterparties.

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

Similar to the valuation margin calls that we receive on our repurchase agreements, we also receive margin calls on our  derivative instruments when their value declines.  This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved.  The amount of any margin call will generally be dollar for dollar, on a daily basis.  Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

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

Liquidity Sources—Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business.  For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  While we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long-term excess liquidity.  Currently, we have not entered into any committed facilities under which the lender would be required to enter into new repurchase agreements during a specified period of time, nor do we presently plan to have liquidity facilities with commercial banks.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
June 30, 2014	$15,349,322	$15,019,880	$15,641,652	$15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231
September 30, 2011	14,884,196	15,886,231	15,907,289	14,334,014

As of June 30, 2014 and December 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.7% and 4.6%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of June 30, 2014 and December 31, 2013, we had approximately $1.5 billion and $1.6 billion, respectively in agency securities, short term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Liquidity Sources—Dollar Roll Transactions

We may also enter into dollar roll transactions as a source of financing for our investments.  Dollar roll transactions represent a form of financing that may be on or off balance sheet, depending on whether the financed security is a specified pool or a TBA contract.  TBA contracts that are financed using dollar rolls transactions are accounted for as derivatives and shown on our balance sheet at net fair market value.  Under certain market conditions it may be uneconomical for us to roll our TBA contracts and we may need to settle our obligations and take physical delivery of the underlying securities.  If we were required to take physical delivery to settle a TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.  Our TBA dollar roll transactions are also subject to margin requirements governed by our prime brokerage agreements.  In the event of a margin call, we must generally provide additional collateral on the same business day.  The table below sets forth information regarding the volume of dollar roll transactions (both specified pools and TBA contracts) during the quarters in which we have engaged in dollar roll transactions.

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
June 30, 2014	$3,393,046	$2,961,749	$3,549,363	$2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

The above table shows all dollar rolls at gross amounts.  Certain dollar roll transactions are shown gross as a liability on our balance sheet but the majority are shown in Derivative asset or liability, net.

 Liquidity Sources—Capital Offerings

In addition to our repurchase facilities and dollar roll transactions, we also rely on secondary securities offerings as a source of both short-term and long-term liquidity.

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

No shares of common or preferred stock have been issued since 2012 other than shares issued under the equity incentive plan.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions, leaving 7,514,553 shares of repurchase capacity available under the Repurchase Program.  During the first quarter of 2014, we repurchased 100,000 shares at a total cost of $1,912.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At June 30, 2014 and December 31, 2013, our total on-balance sheet borrowings were approximately $15.0 billion and $16.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.2:1 and 7.0:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liabilities) was approximately 7.4:1 and 7.3:1 as of June 30, 2014 and December 31, 2013, respectively.

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

Interest Rate Risk

Interest rate risk is the primary component of our market risk.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.  We are subject to interest rate risk in connection with our investments and our related financing obligations.

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

Interest Rate Cap Risk

The ARMs that underlie our adjustable-rate agency securities are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period.  However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions.  Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate and hybrid agency securities could effectively be limited by caps.  Agency securities backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings.  These factors could lower our net interest margin or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund and hedge a substantial portion of our acquisition of agency securities with borrowings that are based on, or move similarly to, LIBOR. The interest rates on our adjustable-rate agency securities are generally indexed to LIBOR or another index rate, such as the one-year CMT rate.  However, our borrowing rate may increase relative to LIBOR or one-year CMT rates thus resulting in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.  To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

When we receive repayments of principal on our agency securities from prepayments and scheduled payments, to maintain a similar rate of interest income, we may want to reinvest the proceeds from these repayments in similar yielding investments.  In addition, due to standard settlement conventions, it may take time to reinvest these proceeds and leave a gap in earnings until we can find and settle on suitable investment assets.  In times of market illiquidity or tight supply, we may have periods where similar types of assets are not available to replace those assets repaid to us.  A decrease in earnings could be significant in periods of high prepayments.

Extension Risk

We invest in agency securities that are either fixed-rate or backed by hybrid ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically, on the same basis as agency securities backed by ARMs.  We compute the projected weighted-average life of our agency securities based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans.  In general, when agency securities are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related agency securities.  This strategy is designed to protect us from rising interest rates by fixing a portion of our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related agency securities.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value” and net annual interest income, at June 30, 2014 and December 31, 2013, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	8.78%	(0.37%)
+ 0.50%	5.32%	(0.09%)
- 0.50%	0.24%	(0.09%)
- 1.00%	(7.04%)	(0.29%)

December 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	0.66%	(0.96%)
+ 0.50%	1.27%	(0.47%)
- 0.50%	6.34%	0.19%
- 1.00%	(2.28%)	0.61%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates.  It is important to note that the impact of changing interest rates on portfolio value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above.  In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, net interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change.  Given the low level of short term interest rates at June 30, 2014 and December 31, 2013, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

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

Based on management’s evaluation as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: July 29, 2014	BY:	/s/ KENNETH A. STEELE
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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Consolidated Notes to the Financial Statements (Unaudited) for the six months ended June 30, 2014.