Form 10-Q
period 2014-09-30
Hatteras Financial Corp
filed 2014-10-31
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-34030

HATTERAS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	26-1141886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
751 W. Fourth Street, Suite 400 Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock ($0.001 par value)	96,719,908

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $15,660,522 and $17,049,670, respectively)	$16,890,424	$17,642,532
Cash and cash equivalents	215,073	763,326
Restricted cash	226,764	225,379
Unsettled purchased mortgage-backed securities, at fair value	45,691	-
Receivable for securities sold	-	231,214
Accrued interest receivable	52,757	55,156
Principal payments receivable	128,041	95,021
Other investments	41,163	34,910
Derivative assets, at fair value	31,002	26,989
Other assets	16,998	2,833
Total assets	$17,647,913	$19,077,360

Liabilities and shareholders’ equity
Repurchase agreements	$14,920,959	$16,129,683
Dollar roll liability	-	351,826
Payable for unsettled securities	45,571	-
Accrued interest payable	2,841	8,279
Derivative liabilities, at fair value	175,322	167,607
Dividend payable	52,988	52,929
Accounts payable and other liabilities	5,740	2,935
Total liabilities	15,203,421	16,713,259

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,719,908 and 96,601,523 shares issued and outstanding, respectively	97	97
Additional paid-in capital	2,453,698	2,453,018
Accumulated deficit	(438,319)	(359,214)
Accumulated other comprehensive income (loss)	150,764	(8,052)
Total shareholders’ equity	2,444,492	2,364,101
Total liabilities and shareholders’ equity	$17,647,913	$19,077,360

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Interest income:
Interest income on mortgage-backed securities	$80,969	$107,040	$266,734	$346,396
Interest income on short-term cash investments	330	303	959	1,104
Total interest income	81,299	107,343	267,693	347,500

Interest expense	31,950	51,599	105,529	156,955

Net interest margin	49,349	55,744	162,164	190,545

Operating expenses:
Management fee	4,122	4,522	12,420	13,956
Share based compensation	890	637	2,592	1,893
General and administrative	2,113	1,538	6,584	4,509
Total operating expenses	7,125	6,697	21,596	20,358

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	237	(225,635)	3,089	(214,333)
Impairment of mortgage-backed securities	-	(8,102)	-	(8,102)
Gain (loss) on derivative instruments, net	35,430	(77,456)	(61,445)	(71,920)
Total other income (loss)	35,667	(311,193)	(58,356)	(294,355)

Net income (loss)	77,891	(262,146)	82,212	(124,168)
Dividends on preferred stock	5,480	5,481	16,441	16,441
Net income (loss) available to common shareholders	$72,411	$(267,627)	$65,771	$(140,609)

Earnings (loss) per share - common stock, basic	$0.75	$(2.72)	$0.68	$(1.43)

Earnings (loss) per share - common stock, diluted	$0.75	$(2.72)	$0.68	$(1.43)

Dividends per share of common stock	$0.50	$0.55	$1.50	$1.95

Weighted average common shares outstanding, basic	96,563,132	98,318,205	96,561,446	98,656,750

Weighted average common shares outstanding, diluted	96,563,132	98,318,205	96,561,446	98,656,750

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net income (loss)	$77,891	$(262,146)	$82,212	$(124,168)

Other comprehensive income:

Net unrealized gains (losses) on securities available for sale	(31,382)	191,227	83,790	(455,185)
Net unrealized gains on derivative instruments	17,923	45,227	75,026	107,952
Other comprehensive income (loss)	(13,459)	236,454	158,816	(347,233)

Comprehensive income (loss)	64,432	(25,692)	241,028	(471,401)

Dividends on preferred stock	5,480	5,481	16,441	16,441

Comprehensive income (loss) available to common shareholders	$58,952	$(31,173)	$224,587	$(487,842)

Comprehensive income (loss) per share - common stock, basic and diluted	$0.61	$(0.32)	$2.33	$(4.94)

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2013	$278,252	$97	$2,453,018	$(359,214)	$(8,052)	$2,364,101

Repurchase of common stock	-	-	(1,912)	-	-	(1,912)
Share based compensation expense	-	-	2,592	-	-	2,592
Dividends declared on preferred stock	-	-	-	(16,441)	-	(16,441)
Dividends declared on common stock	-	-	-	(144,876)	-	(144,876)
Net income	-	-	-	82,212	-	82,212
Other comprehensive income	-	-	-	-	158,816	158,816

Balance at September 30, 2014	$278,252	$97	$2,453,698	$(438,319)	$150,764	$2,444,492

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Nine Months Ended September 30
Operating activities	2014	2013
Net income	$82,212	$(124,168)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	76,374	139,205
Reclassification of deferred swap loss	67,413	-
Amortization related to interest rate swap agreements	184	239
Share based compensation expense	2,592	1,893
Hedge ineffectiveness	-	(205)
Net (gain) loss on sale of mortgage-backed securities	(3,089)	214,333
Impairment loss on mortgage-backed securities	-	8,102
Net loss on derivative instruments	61,445	44,593
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,399	14,192
Increase in other assets	(13,211)	(658)
Decrease in accrued interest payable	(5,438)	(3,691)
Increase (decrease) in accounts payable and other liabilities	(814)	842
Net cash provided by operating activities	270,067	294,677

Investing activities
Purchases of mortgage-backed securities	(3,541,220)	(8,521,002)
Principal repayments on mortgage-backed securities	2,559,882	4,823,759
Sales of mortgage-backed securities	1,942,004	8,027,113
Net payments on derivative instruments	(46,532)	-
Purchase of equity investment	(6,000)	-
Purchase of broker/dealer	(1,349)	-
Net cash provided by investing activities	906,785	4,329,870

Financing activities
Repurchase of common stock	(1,912)	(21,063)
Cash dividends paid	(161,258)	(223,978)
Proceeds from repurchase agreements	122,704,915	186,080,168
Principal repayments on repurchase agreements	(123,913,639)	(190,116,826)
Proceeds from dollar roll financing	241,121	-
Repayments on dollar roll financing	(592,947)	-
(Increase) decrease in restricted cash margin on derivatives	(1,385)	39,168
Payment on termination of interest rate swaps	-	(2,904)
Net cash used in financing activities	(1,725,105)	(4,245,435)

Net increase (decrease) in cash and cash equivalents	(548,253)	379,112
Cash and cash equivalents, beginning of period	763,326	168,424
Cash and cash equivalents, end of period	$215,073	$547,536

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$131,614	$52,471

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$45,571	$986,828
Receivable for securities sold	$-	$548,942
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$48,360	$53,850

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

(Dollars in thousands except per share amounts)

1.       Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007.  The Company invests in single-family residential mortgage assets, such as mortgage-backed securities (“MBS”), and other financial assets.  To date, the Company has primarily invested in MBS, issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac (“agency securities”).

The Company is externally managed and advised by its manager, Atlantic Capital Advisors LLC (“ACA”).

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

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS and derivative instruments.

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

Financial Instruments

The Company considers its cash and cash equivalents, restricted cash, MBS (settled and unsettled), forward purchase commitments, debt security held-to-maturity, receivable for securities sold, accrued interest receivable, principal payments receivable, payable for unsettled securities, derivative instruments, repurchase agreements, dollar roll liability and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, restricted cash, receivable for securities sold, accrued interest receivable, dollar roll liability and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and are valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs.  See Notes 4 and 7 for discussion of the fair value of MBS and forward purchase commitments, respectively.  See Note 5 for discussion of the fair value of the held-to-maturity debt security.  See Note 7 for discussion of the fair value of derivative instruments.

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

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss.  The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing for each counterparty and retain collateral when appropriate.  See Note 6 for additional information on repurchase agreements and Note 7 for additional information on dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts.

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

Forward purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.” See Note 7 for additional information on forward purchase commitments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. See Note 4 for discussion of an other-than temporary impairment recognized as of September 30, 2013.

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

Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities in the Company’s consolidated balance sheets.  In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section if the derivatives are designated as accounting hedges and in the investing section otherwise.  The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to the instruments in an asset position fail to perform their obligations under the contracts.  The Company attempts to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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

Dollar Roll Liability

In addition to the TBA dollar roll transactions described above, the Company may from time to time execute dollar roll transactions on specified pools (“CUSIP dollar rolls”).  These transactions represent on-balance sheet financing, presented as “Dollar roll liability” in the Company’s consolidated balance sheets.  During the period of a CUSIP dollar roll, the financed security remains on the Company’s balance sheet, and the components of the net interest margin earned from the price drop are classified in “interest income on mortgage-backed securities” and “interest expense,” respectively.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $890 and $637 for the three months ended September 30, 2014 and 2013, respectively.  Share-based compensation expense was $2,592 and $1,893 for the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures (the “ASU”).  This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The ASU also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  This guidance will take effect for periods beginning after December 15, 2014, and early adoption is prohibited.  Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015.  This ASU is not expected to have any material impact on the Company’s financial statements.

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

Other than the Futures Contracts, all of the Company’s MBS and other derivatives were valued using Level 2 inputs at September 30, 2014 and December 31, 2013.  The Futures Contracts were valued using Level 1 inputs at September 30, 2014 and December 31, 2013.  See Notes 4 and 7, respectively, for discussion on the valuation of MBS and derivatives.

The carrying values and fair values of all financial instruments as of September 30, 2014 and December 31, 2013 were as follows.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage-backed securities	$16,890,424	$16,890,424	$17,642,532	$17,642,532
Cash and cash equivalents	215,073	215,073	763,326	763,326
Restricted cash	226,764	226,764	225,379	225,379
Unsettled purchased mortgage backed securities	45,691	45,691	-	-
Receivable for securities sold	-	-	231,214	231,214
Accrued interest receivable	52,757	52,757	55,156	55,156
Principal payments receivable	128,041	128,041	95,021	95,021
Debt security, held-to-maturity (1)	15,000	14,905	15,000	14,307
Interest rate swaps and swaptions (2)	27,815	27,815	15,841	15,841
Futures Contracts asset (2)	1,299	1,299	11,148	11,148
Short-term investments (1)	20,163	20,163	19,910	19,910
Forward purchase commitments (2)	1,888	1,888	-	-
Liabilities
Repurchase agreements	$14,920,959	14,920,959	$16,129,683	$16,129,683
Dollar roll liability	-	-	351,826	351,826
Payable for unsettled securities	45,571	45,571	-	-
Accrued interest payable	2,841	2,841	8,279	8,279
Interest rate swap liability (3)	58,484	58,484	125,133	125,133
Futures Contracts liability (3)	96,867	96,867	36,733	36,733
Forward purchase commitments (3)	19,971	19,971	5,741	5,741

(1)  Included in other investments on the consolidated balance sheets.

(2)  Included in derivative assets on the consolidated balance sheets.

(3)  Included in derivative liabilities on the consolidated balance sheets.

4.      Mortgage-Backed Securities

All of the Company’s MBS were classified as available-for-sale and, as such, are reported at their estimated fair value.  The MBS market is primarily an over-the-counter market.  As such, there are no standard, public market quotations or published trading data for individual MBS.  The Company estimates the fair value of the Company’s MBS based on a market approach by obtaining values for its securities primarily from third-party pricing services and dealer quotes.  To ensure the Company’s fair value determinations are consistent with the ASC Topic on Fair Value Measurements and Disclosures, the Company regularly reviews the prices obtained and the methods used to derive those prices.  The Company evaluates the pricing information it receives taking into account factors such as coupon, prepayment experience, fixed/adjustable-rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors to ensure that estimated fair values are appropriate.  The Company reviews the methods and inputs used by providers of pricing data to determine the appropriate classification in the fair value hierarchy.

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

If the fair value of a security is not available using the Level 2 inputs as described above, or such data appears unreliable, the Company may estimate the fair value of the security using a variety of methods including, but not limited to, other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.  At September 30, 2014 and December 31, 2013, all of the Company’s MBS values were based on third-party sources.

The Company’s investment portfolio consists of MBS, including agency securities and non-agency securities (MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity).  The following table presents certain information about the Company’s MBS at September 30, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,217,059	$(20,004)	$175,699	$9,372,754
Fixed-Rate	569,736	(615)	2,380	571,501
Total Fannie Mae	9,786,795	(20,619)	178,079	9,944,255

Freddie Mac Certificates
ARMs	6,667,896	(31,236)	66,537	6,703,197
Fixed-Rate	166,394	(30)	858	167,222
Total Freddie Mac	6,834,290	(31,266)	67,395	6,870,419

Total Agency Securities	16,621,085	(51,885)	245,474	16,814,674

Total Non-Agency ARMs	76,200	(450)	-	75,750

Total Mortgage-Backed Securities	$16,697,285	$(52,335)	$245,474	$16,890,424

The following table presents certain information about the Company’s MBS at December 31, 2013.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720
Fixed-Rate	806,312	(1,798)	3,832	808,346
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069
Fixed-Rate	338,738	(1,600)	21	337,159
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-
Fixed-Rate	96,236	(998)	-	95,238
Total Ginnie Mae	96,236	(998)	-	95,238

Total Mortgage-Backed Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

The components of the carrying value of available-for-sale MBS at September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014	December 31, 2013
Principal balance	$16,236,142	$17,044,190
Unamortized premium	461,143	488,854
Unamortized discount	-	(2)
Gross unrealized gains	245,474	229,509
Gross unrealized losses	(52,335)	(120,019)
Carrying value/estimated fair value	$16,890,424	$17,642,532

The following table presents components of interest income on the Company’s MBS portfolio for the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Coupon interest	$110,382	$154,203	$343,108	$485,601
Net premium amortization	(29,413)	(47,163)	(76,374)	(139,205)
Interest income	$80,969	$107,040	$266,734	$346,396

Gross gains and losses from sales of MBS for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Gross gains	$237	$7,327	$13,713	$18,629
Gross losses	-	(232,962)	(10,624)	(232,962)
Net gain (loss)	$237	$(225,635)	$3,089	$(214,333)

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At September 30, 2014 and December 31, 2013, the Company had the following securities in a loss position presented below:

	As of September 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$966,859	$(2,084)	$1,467,791	$(17,920)	$2,434,650	$(20,004)
Fixed-Rate	295,297	(615)	-	-	295,297	(615)
Freddie Mac Certificates
ARMs	875,078	(2,419)	2,007,443	(28,817)	2,882,521	(31,236)
Fixed-Rate	8,692	(30)	-	-	8,692	(30)
Non-Agency ARMs	75,750	(450)	-	-	75,750	(450)
Total temporarily impaired securities	$2,221,676	$(5,598)	$3,475,234	$(46,737)	$5,696,910	$(52,335)
Number of securities in an unrealized loss position		70		128		198

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$3,233,274	$(44,871)	$-	$-	$3,233,274	$(44,871)
Fixed-Rate	281,760	(1,798)	-	-	281,760	(1,798)
Freddie Mac Certificates
ARMs	4,046,473	(70,752)	-	-	4,046,473	(70,752)
Fixed-Rate	316,835	(1,600)	-	-	316,835	(1,600)
Ginnie Mae Certificates
ARMs	-	-	-	-	-	-
Fixed-Rate	95,238	(998)	-	-	95,238	(998)
Total temporarily impaired securities	$7,973,580	$(120,019)	$-	$-	$7,973,580	$(120,019)
Number of securities in an unrealized loss position		279		-		279

The Company did not make the decision to sell the above securities as of September 30, 2014 and December 31, 2013, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.

The contractual maturity of the Company’s MBS ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.

5.       Other Investments

Other investments consisted of the following items as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Short-term investments	$20,163	$19,910
Debt security, held-to-maturity	15,000	15,000
Equity investment	6,000	-
Total other investments	$41,163	$34,910

Short-term investments represent liquid deposits with original maturities greater than three months and less than one year.

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,905 and $14,307 at September 30, 2014 and December 31, 2013, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security.  The Company accounts for the equity investment under the cost method.

6.       Repurchase Agreements

At September 30, 2014 and December 31, 2013, the Company had repurchase agreements in place in the amount of $14,920,959 and $16,129,683, respectively, to finance MBS purchases.  As of September 30, 2014 and December 31, 2013, the weighted average interest rate on these borrowings was 0.32% and 0.37%, respectively.  The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are closely related to LIBOR.  At September 30, 2014 and December 31, 2013, the Company had repurchase indebtedness outstanding with 26 and 25 counterparties, with a weighted average remaining contractual maturity of 1.1 and 0.8 months, respectively.  The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	September 30, 2014		December 31, 2013
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,355,150	0.31%	$13,170,898	0.37%
30 days to 3 months	565,809	0.32%	2,958,785	0.40%
3 months to 36 months	1,000,000	0.45%	-	-
	$14,920,959	0.32%	$16,129,683	0.37%

The fair value of securities, cash, and accrued interest the Company had pledged under repurchase agreements at September 30, 2014 and December 31, 2013 was $15,695,352 and $17,088,392, respectively.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate swaptions are based on third-party broker quotations that are non-binding bids to trade.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of forward purchase commitments was determined using the same methodology as MBS as described in Note 4.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

Derivative Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013

Interest rate swaps and swaptions	Derivative assets	$27,815	$15,841
Futures contracts	Derivative assets	1,299	11,148
Forward purchase commitments	Derivative assets	1,888	-
		$31,002	$26,989

Interest rate swaps	Derivative liabilities	$58,484	$125,133
Futures contracts	Derivative liabilities	96,867	36,733
Forward purchase commitments	Derivative liabilities	19,971	5,741
		$175,322	$167,607

 Interest Rate Swaps and Swaptions

The Company finances its activities primarily through repurchase agreements, which are generally settled on a short-term basis, usually from one to three months.  At each settlement date, the Company refinances each repurchase agreement at the market interest rate at that time.  Since the Company is exposed to interest rates on its borrowings that change on a short-term basis, it enters into hedging agreements to mitigate the effect of these changes.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.  The effect of these hedges is to synthetically lockup interest rates on a portion of the Company’s repurchase agreements for the terms of the interest rate swaps.  Although the Company’s objective is to hedge the risk associated with changing repurchase agreement rates, the Company’s interest rate swaps are benchmark interest rate swaps which perform with reference to LIBOR.  Therefore, the Company remains at risk to the variability of the spread between repurchase agreement rates and LIBOR interest rates.

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in other comprehensive income and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three months and nine months ended September 30, 2014 and 2013.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $44,772 will be reclassified out of AOCI as an increase to interest expense.

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

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Nine Months Ended September 30
	2014	2013
Beginning of period	$10,500,000	$10,700,000
Additions	-	800,000
Expirations and terminations	(1,300,000)	(900,000)
End of period	$9,200,000	$10,600,000

As of September 30, 2014, the weighted-average remaining term of the Company’s interest rate swaps is 17 months. Additional information regarding the Company’s interest rate swaps as of September 30, 2014 follows.

		Wtd. Avg.
		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$4,000,000	7	1.70%
Over 12 months to 24 months	2,400,000	18	1.10%
Over 24 months to 36 months	2,200,000	30	0.88%
Over 36 months to 48 months	600,000	40	0.95%

Total	$9,200,000	17	1.30%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of September 30, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,081	$16,098	9	$992,300	2.74%	3 month LIBOR	7

The Company did not have any interest rate swaptions outstanding at December 31, 2013.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS.  As of September 30, 2014 and December 31, 2013, the fair value of all Futures Contracts was a liability of $(95,568) and $(25,585), respectively.

	Fair Value
	September 30, 2014	December 31, 2013
Futures Contracts designed to replicate swaps	$(96,383)	$(27,881)
Futures Contracts designed to hedge value changes in forward purchases	815	2,296
Total fair market value of Futures Contracts	$(95,568)	$(25,585)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Nine Months Ended September 30
	2014	2013
Beginning of period	95,327	-
New positions opened	125,547	121,346
Early settlements	(83,444)	(31,103)
Settlements at maturity	(6,298)	(608)
End of period	131,132	89,635

Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three and nine months ended September 30, 2014 and 2013.

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

The Company had the following ARM securities forward purchase commitments:

	Face	Cost	Fair Market Value	Net Asset (Liability)

September 30, 2014	$105,239	$107,814	$107,798	$(16)
December 31, 2013	$-	$-	$-	$-

15-year TBA contracts may be financed in the dollar roll market.  As demonstrated in the “Financial Statement Presentation” discussion below, income from dollar roll transactions and realized and unrealized gains and losses on TBA contracts are recognized in “Gain (loss) on derivative instruments, net.”

At September 30, 2014 and December 31, 2013, the Company had the following 15-year TBA dollar roll securities:

	Face	Cost	Fair Market Value	Net Asset (Liability)
September 30, 2014	$3,600,000	$3,723,183	$3,703,228	$(19,955)
December 31, 2013	$600,000	$632,270	$627,187	$(5,083)

At September 30, 2014 and December 31, 2013, the Company also had estimated purchase commitments with mortgage originators with a net fair value in the amount of $1,888 and ($658), respectively that was recorded in AOCI.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of September 30, 2014.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$11,716	$-	$11,716
Interest rate swaptions	16,099	(3,598)	12,501
Futures contracts	1,299	-	1,299
Forward purchase commitments	1,888	-	1,888

Interest rate swaps	$(58,484)	$63,511	$5,027
Forward purchase commitments	(19,971)	9,263	(10,708)
Futures contracts	(96,867)	153,990	57,123

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

The following table shows the components of “Gain (loss) on derivative instruments, net” for the three and nine months ended September 30, 2014 and 2013.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Interest rate swaps – fair value adjustments	$38,136	$-	$62,524	$-
Interest rate swaptions – fair value adjustments	(1,304)	-	(3,983)	-
Interest rate swaps – monthly net settlements	(29,079)	-	(88,245)	-
Futures Contracts – fair value adjustments	37,405	(50,129)	(69,982)	(44,593)
Futures Contracts – realized gains (losses)	(1,810)	(27,327)	(24,063)	(27,327)
TBA dollar roll income	22,370	-	68,813	-
Net realized and unrealized losses on TBA dollar rolls	(30,288)	-	(6,509)	-
Gain (loss) on derivative instruments, net	$35,430	$(77,456)	$(61,445)	$(71,920)

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Amount of gain (loss) recognized in OCI (effective portion)	$-	$(36,356)	$-	$15,030
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(19,806)	(30,954)	(67,413)	(91,470)
Amount of gain (loss) recognized in net income as interest expense (ineffective portion)	-	109	-	205

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning balance	$(111,174)	$(243,051)
Unrealized gain on interest rate swaps	-	15,030
Reclassification of net losses included in income statement	67,413	116,847
Ending balance	$(43,761)	$(111,174)

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At September 30, 2014, the Company was in compliance with these requirements.

As of September 30, 2014, the fair value of derivatives in a net liability position related to the agreements described above was $30,669.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2014.

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not issue any shares of stock under the 2012 Program.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three and nine months ended September 30, 2014, the Company repurchased 0 and 100,000, respectively, of shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $0 and $1,912, respectively.

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

9.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net income (loss)	$77,891	$(262,146)	$82,212	$(124,168)
Less preferred stock dividends	(5,480)	(5,481)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$72,411	$(267,627)	$65,771	$(140,609)

Weighted average shares	96,563,132	98,318,205	96,561,446	98,656,750

Basic earnings (loss) per share	$0.75	$(2.72)	$0.68	$(1.43)

Diluted earnings (loss) per share:
Net income (loss)	$77,891	$(262,146)	$82,212	$(124,168)
Less preferred stock dividends for antidilutive shares	(5,480)	(5,481)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$72,411	$(267,627)	$65,771	$(140,609)

Weighted average shares	96,563,132	98,318,205	96,561,446	98,656,750
Potential dilutive shares from exercise of stock options	-	-	-	-
Diluted weighted average shares	96,563,132	98,318,205	96,561,446	98,656,750

Diluted earnings (loss) per share	$0.75	$(2.72)	$0.68	$(1.43)

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Management fee	$4,122	$4,522	$12,420	$13,956
Reimbursable expenses	715	701	2,403	1,869
Total	$4,837	$5,223	$14,823	$15,825

Share-based compensation	$890	$637	$2,592	$1,893

 None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  At September 30, 2014 and December 31, 2013, the Company owed ACA $1,672 and $2,752, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

11.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 4 and Note 7.  As discussed in Note 7, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended September 30, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at July 1, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

Other comprehensive income (loss) before reclassification	(30,572)	120	(111)	1,872	(28,691)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(582)	-	(3,755)	(4,337)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(237)	-	-	-	(237)
Amounts reclassified to interest expense	-	-	-	19,806	19,806

Net current period other comprehensive income (loss)	(30,809)	(462)	(111)	17,923	(13,459)

Accumulated other comprehensive income (loss) at September 30, 2014	$193,139	$120	$(606)	$(41,889)	$150,764

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended September 30, 2013.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at July 1, 2013	$(142,678)	$(2,776)	$(505)	$(174,874)	$(320,833)

Other comprehensive income (loss) before reclassification	(48,294)	2,926	82	(29,451)	(74,737)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	2,776	-	43,724	46,500

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of MBS	225,635	-	-	-	225,635
Amounts reclassified for impairment loss on MBS	8,102				8,102
Amounts reclassified to interest expense	-	-	-	30,954	30,954

Net current period other comprehensive income (loss)	185,443	5,702	82	45,227	236,454

Accumulated other comprehensive income (loss) at September 30, 2013	$42,765	$2,926	$(423)	$(129,647)	$(84,379)

The following table rolls forward the components of AOCI, including reclassification adjustments, for the nine months ended September 30, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	86,738	516	21	7,669	94,944

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(396)	-	(5,139)	(5,535)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(3,089)	-	-	-	(3,089)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	67,413	67,413

Net current period other comprehensive income (loss)	83,649	120	21	75,026	158,816

Accumulated other comprehensive income (loss) at September 30, 2014	$193,139	$120	$(606)	$(41,889)	$150,764

The following table rolls forward the components of AOCI, including reclassification adjustments, for the nine months ended September 30, 2013.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassification	(679,013)	642	(316)	(15,313)	(694,000)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	1,067	-	31,795	32,862

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	214,333	-	-	-	214,333
Amounts reclassified for impairment loss on MBS	8,102				8,102
Amounts reclassified to interest expense	-	-	-	91,470	91,470

Net current period other comprehensive income (loss)	(456,578)	1,709	(316)	107,952	(347,233)

Accumulated other comprehensive income (loss) at September 30, 2013	$42,765	$2,926	$(423)	$(129,647)	$(84,379)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to Hatteras Financial Corp.  as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “MBS” refers to mortgage-backed securities; “agency securities” refer to our residential MBS that are issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac; “non-agency securities” refer to our residential MBS that are not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity; and “ARMs” refer to adjustable-rate mortgage loans which typically either 1) at all times have interest rates that adjust periodically to an increment over a specified interest rate index; or 2) have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in our investment, financing and hedging strategies and the new risks that those changes may expose us to; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our investments; changes in the prepayment rates on the mortgage loans securing our MBS; the timing of credit losses within our portfolio; the concentration of the credit risk we are exposed to; increases in payment delinquencies and defaults on the mortgage loans securing our MBS; our ability to build successful relationships with loan originators; our ability to acquire mortgage loans in connection with our securitization plans; our ability to securitize the mortgage loans that we acquire; our exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to; our ability to manage various operational and regulatory risks associated with our business; our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those set forth under the section captioned “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our annual report on Form 10-K for the year ended December 31, 2013, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an externally-managed mortgage REIT that invests in single-family residential mortgage assets, such as MBS, and other financial assets.  To date, we have primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac.  We refer to these securities as “agency securities.”  We have recently begun an initiative to acquire and aggregate individual whole jumbo mortgage loans, with a goal of securitizing the loans into MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity.  We refer to these securities as “non-agency securities.”  See “New Business Initiatives” below.

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

Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends.  Our income is generated by the difference between the earnings on our investment portfolio and the costs of our borrowings and hedging activities and other expenses.  In general, our strategy focuses on managing the interest rate risk related to our mortgage assets with a bias towards minimizing our exposure to credit risk.  We believe that the best approach to generating a positive net income is to manage our liabilities in relation to the interest rate risks of our investments.  To help achieve this result, we employ financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps and futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, swaptions and “to-be-announced” (“TBA”) securities to protect against adverse interest rate movements.

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

Our focus is to own assets with short durations and predictable prepayment characteristics.  Since our formation, essentially all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  We invest in both adjustable-rate and fixed-rate MBS.  ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  As of September 30, 2014, our portfolio consisted of approximately $16.9 billion in market value of MBS, consisting of $16.2 billion of adjustable-rate securities and $0.7 billion of fixed-rate securities.

We purchase a substantial portion of our agency securities through delayed delivery transactions (forward purchase commitments), including TBA securities.  At times when market conditions are conducive, we may choose to move the settlement of these TBA securities out to a later date by entering into an offsetting short position in the near month, which is then net settled for cash, and simultaneously entering into a substantially similar TBA contract for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA “dollar roll income.” Specified pools can also be the subject of a dollar roll transaction, when market conditions allow.

The following table presents our company’s key data for the past 12 quarters:

As of	MBS	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
September 30, 2014	$16,890,424	$14,920,959	$2,444,492	96,720	$22.30	$0.75
June 30, 2014	16,651,220	15,019,880	2,433,011	96,517	22.23	(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62
December 31, 2012	23,919,251	22,866,429	3,072,864	98,822	28.19	1.02
September 30, 2012	26,375,137	23,583,180	3,212,556	98,809	29.60	0.83
June 30, 2012	22,367,121	20,152,860	2,692,261	98,074	27.45	0.91
March 31, 2012	18,323,972	16,556,630	2,669,300	97,779	27.30	0.89
December 31, 2011	17,741,873	16,162,375	2,080,188	76,823	27.08	0.92

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest margin, the market value of our assets and the supply of and demand for such assets.  We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances.  Our net interest margin varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our MBS purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, prepayment rates cannot be predicted with certainty.  To the extent we have acquired MBS at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our MBS are likely to increase.  If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest margin may suffer.  The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

Since that time, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress outlining alternatives for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market, including the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner bill, the Protecting American Taxpayers and Homeowners Act, and a reform bill introduced by Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, known as the Johnson-Crapo bill, which is generally based on the Corker-Warner bill.  As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It remains unclear whether these or any other proposals will become law or, should a proposal become law, what the effects would be.  It is unclear how the proposals would impact housing finance, and what impact, if any, it would have on mortgage REITs.

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing” were aimed to improve the employment outlook and increase growth in the U.S. economy.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin.  Since December 2013, the U.S. Federal Reserve has reduced its monthly purchases of both agency securities and U.S. Treasury securities.  On October 29, 2014, the U.S. Federal Reserve announced that it would conclude its monthly purchases of both agency securities and U.S. Treasury securities this month.  However, the U.S. Federal Reserve also stated it would continue its existing policy of reinvesting principal payments from its agency securities and rolling over maturing U.S. Treasury securities at auction, which should continue to create demand for agency securities.  The announcements on the tapering of the U.S. Federal Reserve’s purchases drove interest rates higher on U.S. Treasury and agency securities and resulted in large negative price movements in our assets.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty.  We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see additional price declines.

Exposure to European Financial Counterparties

We have no direct exposure to any European sovereign credit.  We do finance the acquisition of our MBS with repurchase agreements, some of which are provided by European banks.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3%-6% of the amount borrowed.  While repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of MBS.  At September 30, 2014, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 7.1% of our equity at September 30, 2014.  At September 30, 2014, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.  The following table shows our exposure by country to European banks.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
England	1	$28,210	1.2%
France	1	28,724	1.2%
Germany	2	17,937	0.7%
Netherlands	1	40,297	1.6%
Scotland	1	17,940	0.7%
Switzerland	1	41,298	1.7%
	7	$174,406	7.1%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

Interest Rates

Mortgage markets in general, and our strategy in particular, are sensitive to changes in interest rates.  The relationship between several interest rates is generally determinant of the performance of our company.  Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The mortgage assets we buy are affected by the shape of the yield curve, particularly along the area between the two year Treasury rate and the 10 year Treasury rate.  The following table shows the 30-day LIBOR as compared to these rates at each period end for the past 12 quarters:

	30- Day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
September 30, 2014	0.16%	0.07%	0.58%	2.52%
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%
December 31, 2011	0.30%	0.04%	0.24%	1.88%

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

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the last 12 quarters:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	One Month CPR (3)
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6
December 31, 2011	6.85%	27.39%	20.8
(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of September 30, 2014, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for our 7.625% Series A Cumulative Redeemable Preferred Stock divided by the number of shares of common stock outstanding) was $22.30, an increase of $0.80, from $21.50 at December 31, 2013.  The increase in our book value was primarily a result of the increase in the unrealized gain on our MBS and the decrease in the unrealized loss on our hedges, which was partially offset by dividends in excess of net income.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
September 30, 2014	$25.27	$(4.53)	$2.01	$(0.45)	$22.30
June 30, 2014	25.32	(4.79)	2.36	(0.66)	22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19
September 30, 2012	25.14	0.05	7.16	(2.75)	29.60
June 30, 2012	25.25	0.02	4.73	(2.55)	27.45
March 31, 2012	25.23	0.01	4.29	(2.23)	27.30
December 31, 2011	24.79	0.03	5.11	(2.85)	27.08

Investments

We invest in both adjustable and fixed-rate MBS.  At September 30, 2014 and December 31, 2013, we owned $16.9 billion and $17.6 billion, respectively, of MBS.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of September 30, 2014 and December 31, 2013, our MBS portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.84 and 102.87, respectively, of face value.  As of September 30, 2014 and December 31, 2013, we had approximately $461.1 million and $488.9 million, respectively, of unamortized premium included in the cost basis of our MBS.

During the quarter ended September 30, 2014, we purchased approximately $1.4 billion of MBS with a weighted average coupon of 2.90%.  We also sold approximately $0.2 billion of MBS with a weighted average coupon of 2.21% for the three months ended September 30, 2014.  During the nine months ended September 30, 2014, we purchased approximately $3.7 billion of MBS with a weighted average coupon of 2.86%.  During the nine months ended September 30, 2014, we sold approximately $1.6 billion of MBS with a weighted average coupon of 2.85%.

We typically want to own a higher percentage of Fannie Mae ARMs than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of MBS at September 30, 2014:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,217,059	$(20,004)	$175,699	$9,372,754	55.5%
Fixed-Rate	569,736	(615)	2,380	571,501	3.4%
Total Fannie Mae	9,786,795	(20,619)	178,079	9,944,255

Freddie Mac Certificates
ARMs	6,667,896	(31,236)	66,537	6,703,197	39.7%
Fixed-Rate	166,394	(30)	858	167,222	1.0%
Total Freddie Mac	6,834,290	(31,266)	67,395	6,870,419

Total Agency Securities	16,621,085	(51,885)	245,474	16,814,674	99.6%

Total Non-Agency ARMs	76,200	(450)	-	75,750	0.4%

Total Mortgage-Backed Securities	$16,697,285	$(52,335)	$245,474	$16,890,424	100.0%

As of December 31, 2013, our investment portfolio consisted of the following types of securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720	55.2%
Fixed-Rate	806,312	(1,798)	3,832	808,346	4.6%
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069	37.8%
Fixed-Rate	338,738	(1,600)	21	337,159	1.9%
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-	0.0%
Fixed-Rate	96,236	(998)	-	95,238	0.5%
Total Ginnie Mae	96,236	(998)	-	95,238

Total Mortgage-Backed Securities	$17,533,042	$(120,019)	$229,509	$17,642,532	100.0%

Adjustable-rate securities

As of September 30, 2014 our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	12.4%	$1,872,888	3.17%	$102.12	$1,912,604	$106.73	$1,998,905
13-24	11.7%	1,779,785	3.09%	$102.48	1,823,848	$106.03	1,887,079
25-36	12.7%	1,962,633	2.61%	$102.84	2,018,276	$104.30	2,046,969
37-48	14.3%	2,214,546	2.98%	$102.64	2,272,943	$104.28	2,309,420
49-60	34.8%	5,473,680	2.55%	$103.04	5,639,822	$102.77	5,625,041
61-72	7.6%	1,213,353	2.35%	$103.14	1,251,448	$101.62	1,233,013
73-84	6.4%	1,013,409	3.00%	$102.29	1,036,649	$103.18	1,045,619
109-120	0.1%	5,451	3.34%	$102.09	5,565	$103.74	5,655
Total ARMS	100.0%	$15,535,745	2.77%	$102.74	$15,961,155	$103.96	$16,151,701

As of December 31, 2013, our investment portfolio consisted of ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	7.5%	$1,165,714	3.15%	$101.77	$1,186,380	$106.10	$1,236,878
13-24	9.8%	1,526,598	3.49%	$102.30	1,561,668	$105.73	1,614,081
25-36	14.2%	2,212,306	2.99%	$102.45	2,266,557	$104.96	2,321,985
37-48	15.4%	2,430,716	2.73%	$102.77	2,498,130	$103.88	2,524,939
49-60	15.1%	2,394,168	2.94%	$102.58	2,455,924	$103.72	2,483,318
61-72	29.0%	4,664,901	2.46%	$103.31	4,819,437	$101.83	4,750,098
73-84	9.0%	1,461,452	2.44%	$102.89	1,503,660	$100.62	1,470,490
Total ARMS	100.0%	$15,855,855	2.80%	$102.75	$16,291,756	$103.44	$16,401,789
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

As of September 30, 2014, excluding any fixed-rate securities, the ARMs underlying our adjustable-rate MBS had fixed interest rates for a weighted average period of approximately 43 months after which time the interest rates reset and become adjustable annually.  At September 30, 2014, 95.7% of our ARMs were still in their initial fixed-rate period and 4.3% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  As of September 30, 2014, an additional 8.1% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT.  These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.  At the first reset date, our ARMs typically have a maximum initial one-time adjustment of either 2% or 5%, followed by annual interest rate increases (or decreases) of up to a maximum change of 2% per year.  The average lifetime cap on increases (or decreases) to the interest rates on our MBS is 5% from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  At September 30, 2014, we owned $738.7 million of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed-rate securities portfolio at September 30, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	72.4%	$506,721	3.50%	$105.19	$532,999	$105.53	$534,735
145-156	27.6%	193,676	3.50%	$104.88	203,131	$105.32	203,988
Total Fixed-Rate	100.0%	$700,397	3.50%	$105.10	$736,130	$105.47	$738,723

 The following table details our fixed-rate securities portfolio at December 31, 2013.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	6.1%	$72,252	3.50%	$105.40	$76,154	$104.76	$75,693
145-156	38.5%	456,585	3.50%	$104.82	478,592	$104.59	477,544
157-168	7.7%	93,198	3.00%	$103.26	96,237	$102.19	95,238
169-180	47.7%	566,299	3.50%	$104.24	590,303	$104.59	592,268
Total Fixed-Rate	100.0%	$1,188,334	3.46%	$104.46	$1,241,286	$104.41	$1,240,743
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

Forward Purchases

While most of our purchases of MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Our accounting for these forward purchases depends on whether or not we intend to take physical delivery of the securities.  In either case, the net fair value of the forward commitment is reported on the consolidated balance sheet as a derivative asset or derivative liability.  If we intend to take physical delivery of the securities, as in the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If we do not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”

The following table shows our 15-year TBA contracts at September 30, 2014 and December 31, 2013.

	Face	Wtd. Avg. Coupon	Cost	Fair Market Value	Net Asset (Liability)
September 30, 2014	$3,600,000	3.0%	$3,723,183	$3,703,228	$(19,955)
December 31, 2013	$600,000	3.5%	$632,270	$627,187	$(5,083)

The following table shows the ARM TBA contracts at September 30, 2014 and December 31, 2013.

	Face	Cost	Fair Market Value	Due to Brokers
September 30, 2014	$105,239	$107,814	$107,798	$107,814
December 31, 2013	$-	$-	$-	$-

We also enter into commitments with various mortgage originators for ARM securities.  The fair value of these commitments at September 30, 2014 was a net asset of $1,888 and at December 31, 2013 was a net liability of ($658).

Liabilities

We have entered into repurchase agreements to finance most of our MBS.  Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  As of September 30, 2014, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at September 30, 2014 of $14.9 billion with 26 counterparties.  We had an outstanding balance of $16.1 billion at December 31, 2013 with 25 different counterparties.

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

As of September 30, 2014, we had entered into 64 interest rate swap agreements with 13 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These interest rate swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $9.2 billion of borrowings under our repurchase agreements.  We also purchase Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of September 30, 2014 were as follows:

	Wtd -Avg. Futures Contracts Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd. Avg. Rate
Effective 2014	$1,874,000	0.38%	$8,900,000	1.29%	$10,774,000	1.13%
Effective 2015	8,143,000	0.95%	6,408,333	1.11%	14,551,333	1.02%
Effective 2016	7,538,500	1.97%	3,500,000	0.91%	11,038,500	1.64%
Effective 2017	6,801,750	2.94%	1,125,000	0.92%	7,926,750	2.66%
Effective 2018	4,477,500	3.62%	50,000	0.95%	4,527,500	3.59%
Effective 2019	1,496,000	3.89%	-	-	1,496,000	3.89%
Effective 2020	1,483,750	4.04%	-	-	1,483,750	4.04%
Effective 2021	701,000	4.03%	-	-	701,000	4.03%

We also enter into swaptions as a method to offset a portion of the volatility in the value of our MBS.  As of September 30, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,081	$16,098	9	$992,300	2.74%	3 month LIBOR	7

We did not have any interest rate swaptions outstanding at December 31, 2013.

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

New Business Initiatives

We have begun an initiative to acquire and aggregate individual whole jumbo mortgage loans, with a goal of securitizing the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We would expect to initially retain all or a majority of the resulting MBS.  In connection with this initiative, we may enter into arrangements with certain mortgage loan originators whereby we agree to acquire the loans that they originate consistent with our guidelines.  We do not anticipate that the individual mortgage loans and resulting MBS would constitute a significant portion of our assets in the near future.  As of September 30, 2014, we have not yet acquired or entered into commitments to acquire any whole loans.

Summary Financial Data

This table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2014	2013	2014	2013
Statement of Income Data
Interest income on MBS	$80,969	$107,040	$266,734	$346,396
Interest income on short-term cash investments	330	303	959	1,104
Interest expense	(31,950)	(51,599)	(105,529)	(156,955)
Net interest margin	49,349	55,744	162,164	190,545

Operating expenses	(7,125)	(6,697)	(21,596)	(20,358)

Other income (loss):
Net realized gain (loss) on sale of MBS	237	(225,635)	3,089	(214,333)
Impairment of MBS	-	(8,102)	-	(8,102)
Gain (loss) on derivative instruments, net	35,430	(77,456)	(61,445)	(71,920)
Total other income (loss)	35,667	(311,193)	(58,356)	(294,355)

Net income (loss)	77,891	(262,146)	82,212	(124,168)
Dividends on preferred stock	(5,480)	(5,481)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$72,411	$(267,627)	$65,771	$(140,609)

Comprehensive income (loss) available to common shareholders	$58,952	$(31,173)	$224,587	$(487,842)

Earnings (loss) per share of common stock, basic and diluted	$0.75	$(2.72)	$0.68	$(1.43)

Comprehensive income (loss) available to common shareholders, basic and diluted	$0.61	$(0.32)	$2.33	$(4.94)

Weighted average shares outstanding, basic and diluted	96,563,132	98,318,205	96,561,446	98,656,750

Distributions per common share	$0.50	$0.55	$1.50	$1.95

Selected Balance Sheet Data
MBS	$16,890,424	$19,843,830	$16,890,424	$19,843,830
Total assets	$17,647,913	$22,087,301	$17,647,913	$22,087,301
Repurchase agreements and dollar roll liability	$14,920,959	$18,829,771	$14,920,959	$18,829,771
Shareholders' equity	$2,444,492	$2,373,641	$2,444,492	$2,373,641

Key Statistics (1)
Average MBS	$16,484,392	$23,825,254	$16,993,015	$24,257,540
Average debt (2)	$14,806,602	$21,989,907	$15,310,810	$22,343,437
Average equity	$2,453,988	$2,429,402	$2,430,031	$2,841,185
Average portfolio yield (3)	1.96%	1.80%	2.09%	1.90%
Average cost of funds (4)	0.86%	0.94%	0.92%	0.94%
Interest rate spread (5)	1.10%	0.86%	1.17%	0.96%
TBA dollar roll income	$22,370	$-	$68,813	$-
Average TBA dollar roll position	$3,257,935	$-	$3,196,737	$-
Average portfolio yield, including TBA dollar roll income (6)	2.09%	1.80%	2.22%	1.90%
Effective interest expense (7)	$41,630	$51,599	$126,768	$156,955
Effective cost of funds (7)	1.12%	0.94%	1.10%	0.94%
Effective net interest margin (8)	$62,039	$55,744	$209,738	$190,545
Effective interest rate spread (9)	0.97%	0.86%	1.12%	0.96%
Core earnings (10)	$49,434	$43,566	$171,701	$153,746
Core earnings per share, basic and diluted (10)	$0.51	$0.44	$1.78	$1.56
Average annual portfolio repayment rate (11)	25.31%	27.72%	21.06%	27.28%
Debt to equity (at period end) (12)	6.1:1	7.9:1	6.1:1	7.9:1
Debt to paid-in capital (at period end) (13)	5.5:1	6.8:1	5.5:1	6.8:1
Effective debt to equity (at period end) (14)	7.6:1	7.9:1	7.6:1	7.9:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
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

(11)	Our average annual portfolio repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(12)	Debt to equity ratio was calculated by dividing the amounts outstanding under repurchase agreements and dollar roll liability at period end by our shareholders’ equity at period end.
(13)

Debt to paid-in capital ratio was calculated by dividing the amounts outstanding under repurchase agreements and dollar roll liability at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and additional paid in capital at period end.

(14)

Effective debt to equity ratio was calculated the same as the debt to equity ratio other than to include off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $3,718,924 as of September 30, 2014.

Results of Operations

Use of GAAP and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, the discussions of our results of operations and liquidity and capital resources include certain non-GAAP financial information.  We present these non-GAAP measures largely because of three developments during 2013: 1) our cessation of hedge accounting for our interest rates swaps effective September 30, 2013, as discussed elsewhere in this filing, 2) increased use of Futures Contracts as interest rate hedges, and 3) our use of dollar roll transactions, which generate non-traditional investment income and embody off-balance sheet financing.  These changes result in the recognition of material fair value adjustments in net income, as well as line item classifications that our management believes make it difficult to explain fully the economics of our results and strategies without supplemental disclosures. The non-GAAP measures we employ are effective interest expense, effective net interest margin, core earnings and core earnings per share, and financial metrics derived from these non-GAAP measures, such as effective cost of funds and effective leverage.  We use these measures internally to assess our results and financial condition.  Therefore, we believe that providing these measures gives users of financial information additional clarity regarding our performance and financial condition and better enables them to see “through the eyes of management.”

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

Overview

Our results for 2014 and 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the Fed Funds Target Rate.  In 2013, speculation as to the imminence and pace of these events steepened the yield curve, leading to a significantly slower pace of home loan refinancings and losses on our securities.  More specifically, the market dislocation that occurred late in the second quarter of 2013 carried forward into the third quarter of 2013, resulting in significantly higher interest rates and a significant decrease in the value of our investment assets.  In response to the elevated risk profile of our investments that existed at that time, in the third quarter of last year we rebalanced our portfolio to decrease the duration of our assets and our leverage.  This generated sizable realized losses in net income and related transfers of those losses out of other comprehensive income, thus impacting 2014 versus 2013 variances in net income and other comprehensive income.  In 2014, the yield curve generally flattened, leading to an increase in refinancings, particularly over the summer months.  Note, however, that comprehensive income is not impacted by the mere realization of previously recorded unrealized losses.  The primary drivers of our comprehensive income are 1) net investment earnings, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.

Our summarized results of operations for the three and nine month periods ended September 30, 2014 and 2013, along with related key metrics, were as follows:

Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date

Total interest income	$81,299	$107,343	$267,693	$347,500	-24%	-23%
Interest expense	(31,950)	(51,599)	(105,529)	(156,955)	38%	33%
Net interest margin	49,349	55,744	162,164	190,545	-11%	-15%

Operating expenses	(7,125)	(6,697)	(21,596)	(20,358)	-6%	-6%

Other income (loss):
Net realized gain (loss) on sale of MBS	237	(225,635)	3,089	(214,333)	100%	101%
Impairment of MBS	-	(8,102)	-	(8,102)	100%	100%
Gain (loss) on derivative instruments, net	35,430	(77,456)	(61,445)	(71,920)	146%	15%
Total other income (loss)	35,667	(311,193)	(58,356)	(294,355)	111%	80%

Net income	77,891	(262,146)	82,212	(124,168)	130%	166%
Dividends on preferred stock	(5,480)	(5,481)	(16,441)	(16,441)	0%	0%
Net income available to common shareholders	$72,411	$(267,627)	$65,771	$(140,609)	127%	147%

Earnings (loss) per share of common stock, basic and diluted	$0.75	$(2.72)	$0.68	$(1.43)	128%	148%

Other comprehensive income (loss)	$(13,459)	$236,454	$158,816	$(347,233)	-106%	146%

Comprehensive income (loss) available to common shareholders	$58,952	$(31,173)	$224,587	$(487,842)	289%	146%

Comprehensive income (loss) available to common shareholders, basic and diluted	$0.61	$(0.32)	$2.33	$(4.94)	293%	147%

Core earnings	$49,434	$43,566	$171,701	$153,746	13%	12%

Core earnings per share, basic and diluted	$0.51	$0.44	$1.78	$1.56	16%	14%

Weighted average shares outstanding	96,563,132	98,318,205	96,561,446	98,656,750	-2%	-2%

3Q14 vs. 3Q13

Comprehensive income increased due primarily to higher net income driven by:

—	Significant realized losses on sales of MBS in 3Q13 as discussed in “Overview” above; and
—	The favorable swing in gain on derivative instruments in the current period.

These increases in net income were partially offset by:

—

The unfavorable swing in other comprehensive income in the current period, which was driven by the significant reclassification of unrealized losses into net income (which has a favorable impact on other comprehensive income) related to the realized losses that occurred in 3Q13.

Core earnings increased due primarily to:

—	Higher effective net interest margin, driven by higher average portfolio yield, including TBA dollar roll income, stemming from:
o	Substantially lower premium amortization on lower portfolio prepayments; and
o	Incremental earnings from our TBA dollar roll position in excess of the interest rate spread that would have been achieved had we invested in similar securities financed with repurchase agreements.

These increases to effective net interest margin were partially offset by:

—	The smaller average size of our earning assets portfolio, which includes our off-balance sheet TBA dollar roll assets.

Each of these factors is discussed further below.

YTD14 vs. YTD13

Comprehensive income increased due primarily to:

—	The significant favorable swing in other comprehensive income driven by gains in MBS valuation during YTD14 versus significant declines in MBS valuation during YTD13; and
•	The increase in core earnings, as described below.

These increases in comprehensive income were partially offset by:

—	The unfavorable swing in gain (loss) on derivative instruments in the current period.

Core earnings – See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Total Interest Income

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date
Coupon interest on MBS and short-term investments	$110,712	$154,506	$344,067	$486,705	-28%	-29%
Net premium amortization	(29,413)	(47,163)	(76,374)	(139,205)	-38%	-45%
Total interest income	$81,299	$107,343	$267,693	$347,500	-24%	-23%

Average MBS	$16,484,392	$23,825,254	$16,993,015	$24,257,540	-31%	-30%
Weighted-average coupon on MBS	2.78%	2.67%	2.78%	2.75%	4%	1%
Average portfolio yield	1.96%	1.80%	2.09%	1.90%	9%	10%
Average annual portfolio repayment rate	25.31%	27.72%	21.06%	27.28%	-9%	-23%

The major drivers of our interest income are the coupons on the securities we own, the size of our MBS portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

3Q14 vs. 3Q13

Total interest income decreased due primarily to:

—	The smaller average size of our MBS portfolio, which was a result of carrying lower average leverage.

The decrease in total interest income was partially offset by:

—	A lower rate of premium amortization, driven by lower prepayments on our MBS portfolio.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Interest Expense

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date
Repurchase agreements and dollar roll liability	$12,090	$20,668	$37,932	$65,436	-42%	-42%
Swaps settlements and amortization	54	30,931	184	91,519	-100%	-100%
Reclassification of deferred hedge loss	19,806	-	67,413	-	NM	NM
Interest expense	$31,950	$51,599	$105,529	$156,955	-38%	-33%

Effective interest expense	$41,630	$51,599	$126,768	$156,955	-19%	-19%

Average debt	$14,806,602	$21,989,907	$15,310,810	$22,343,437	-33%	-31%
Average rate on debt	0.33%	0.38%	0.33%	0.39%	-13%	-15%
Average cost of funds	0.86%	0.94%	0.92%	0.94%	-8%	-2%
Effective cost of funds	1.12%	0.94%	1.10%	0.94%	20%	18%

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

3Q14 vs. 3Q13

Interest expense decreased due primarily to:

•

The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates and our increased use of dollar roll financing (which is accounted for as a derivative);

•	The lower average rate on our debt (primarily repurchase agreements); and
•	Lower swap expenses classified in interest expense in the current period, due to our termination of hedge accounting.

Effective interest expense decreased due primarily to:

•	Lower average debt partially offset by the higher effective cost of funds, which was driven by a higher hedge ratio.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Net Interest Margin and Interest Rate Spread

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date
Net interest margin	$49,349	$55,744	$162,164	$190,545	-11%	-15%
Effective net interest margin	$62,039	$55,744	$209,738	$190,545	11%	10%

Average portfolio yield	1.96%	1.80%	2.09%	1.90%	0.16%	0.19%
Average cost of funds	0.86%	0.94%	0.92%	0.94%	-0.08%	-0.02%
Average interest rate spread	1.10%	0.86%	1.17%	0.96%	0.24%	0.21%

Average portfolio yield, including TBA dollar roll income	2.09%	1.80%	2.22%	1.90%	0.29%	0.32%
Effective cost of funds	1.12%	0.94%	1.10%	0.94%	0.18%	0.17%
Effective interest rate spread	0.97%	0.86%	1.12%	0.96%	0.11%	0.15%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread combined with our leverage largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the prior year for both the quarter and year-to-date periods.  See the discussions of total interest income and interest expense above for the key drivers of these changes. Effective net interest margin and effective interest rate spread include earnings from our TBA dollar roll securities, which are discussed under “Other Income (Loss)” below.

Other Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date
Other income (loss):
Net realized gain (loss) on sale of MBS	$237	$(225,635)	$3,089	$(214,333)	-100%	-101%
Impairment of MBS	-	(8,102)	-	(8,102)	-100%	-100%
Gain (loss) on derivative instruments, net	35,430	(77,456)	(61,445)	(71,920)	-146%	-15%
Total other income (loss)	$35,667	$(311,193)	$(58,356)	$(294,355)	-111%	-80%

Our other income generally consists of realized gains and losses on our MBS and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, as can be seen in the table above.  The value of our derivative instruments generally moves inversely to the movement of interest rates. The following are key components of the change between periods:

3Q14 vs. 3Q13

Other income (loss) increased due primarily to:

•

In 3Q13, in response to a significant increase in interest rates, we sold a portion of our MBS portfolio which we had determined was likely to underperform in the future.  These MBS were we sold for a net loss.  We also recognized other-than-temporary impairments in 3Q13 on three bonds that we sold at a loss shortly after quarter end.

•

Our Futures Contracts performed better during the quarter.  Net realized and unrealized gains (losses) on these contracts were $35,595 and $(77,456) for 3Q14 and 3Q13, respectively, and are reflected in “Gain (loss) on derivative instruments, net.”  Interest rates increased in 3Q14 versus decreasing in 3Q13.

•

Effective September 30, 2013, we de-designated our interest rate swaps as cash flow hedges for accounting purposes.  As a result, beginning on October 1, 2013, monthly interest rate swap settlements and the change in fair value of our interest rate swaps, which amounted to a net gain of $9,057 for 3Q14, were recorded to “Gain (loss) on derivative instruments, net.”  Prior to the de-designation, monthly interest rate swap settlements were recorded to interest expense and changes in interest rate swap fair value were recorded to other comprehensive income.

The increase in other income (loss) was partially offset by:

•

Our TBA dollar roll securities generated a net loss of $(7,918) in 3Q14, consisting of realized and unrealized losses of $(30,288) and TBA dollar roll income of $22,370, both of which are reflected in “Gain (loss) on derivative instruments, net.” We did not begin financing TBA securities in the dollar roll markets until 4Q13.

YTD14 vs. YTD13

Other income (loss) increased due primarily to:

•	Realized losses and impairments on MBS incurred in YTD13, as described in the quarter vs. quarter explanations.
•

Our TBA dollar roll securities generated a net gain of $62,304 in YTD14, consisting of realized and unrealized losses of $(6,509) and TBA dollar roll income of $68,813, both of which are reflected in “Gain (loss) on derivative instruments, net.” We did not begin financing TBA securities in the dollar roll markets until 4Q13.

The increase in other income (loss) was partially offset by:

•

As interest rates have generally trended lower in YTD14, our Futures Contracts lost value.  Net realized and unrealized losses on these contracts were $(94,045) and $(71,920) for YTD14 and YTD13, respectively, and are reflected in “Gain (loss) on derivative instruments, net.”

•

Monthly interest rate swap settlements and the change in fair value of our interest rate swaps, which amounted to a net loss of $(25,721) for YTD14, were recorded to “Gain (loss) on derivative instruments, net.”  Prior to our September 30, 2013 accounting hedge de-designation, monthly interest rate swap settlements were recorded to interest expense and changes in interest rate swap fair value were recorded to other comprehensive income.

Operating Expenses

	Three Months Ended September 30		Nine Months Ended September 30		Change vs. Prior Periods
	2014	2013	2014	2013	Quarter	Year-to- Date
Management fee	$4,122	$4,522	$12,420	$13,956	-9%	-11%
Share-based compensation	890	637	2,592	1,893	40%	37%
General and administrative	2,113	1,538	6,584	4,509	37%	46%
Total	$7,125	$6,697	$21,596	$20,358	6%	6%

Average equity	$2,453,988	$2,429,402	$2,430,031	$2,841,185	1%	-14%
Operating expenses as a percentage of average equity, annualized	1.16%	1.10%	1.18%	0.96%	5%	24%

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew as compared to the prior quarter and year-to-date periods as discussed below:

3Q14 vs. 3Q13

Operating expenses increased due primarily to:

•	Our share-based compensation increased as our manager has more employees receiving equity grants; and
•

Our general and administrative costs have increased, including expenses related to additional employees, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes and/or lines of business.

The increase in operating expenses was partially offset by:

•

The decline in our management fee.  Our management fee is calculated as a percentage of our equity, adjusted to exclude unrealized gains and losses.  Realized losses on MBS in 3Q13 and realized losses on derivatives from 3Q13 and forward have served to reduce the equity base on which the management fee is calculated.

YTD14 vs. YTD13

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three and nine months ended  September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net interest margin	$49,349	$55,744	$162,164	$190,545
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	19,806	-	67,413	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	(29,079)	-	(88,245)	-
Losses on maturing Futures Contracts	(407)	-	(407)	-
TBA dollar roll income	22,370	-	68,813	-
Effective net interest margin	62,039	55,744	209,738	190,545
Total operating expenses	(7,125)	(6,697)	(21,596)	(20,358)
Dividends on preferred stock	(5,480)	(5,481)	(16,441)	(16,441)
Core earnings	$49,434	$43,566	$171,701	$153,746

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$31,950	0.86%	$51,599	0.94%	$105,529	0.92%	$156,955	0.94%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(19,806)	-0.54%	-	-	(67,413)	-0.59%	-	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	29,079	0.79%	-	-	88,245	0.77%	-	-
Losses on maturing Futures Contracts	407	0.01%	-	-	407	0.00%	-	-
Effective interest expense and effective cost of funds	$41,630	1.12%	$51,599	0.94%	$126,768	1.10%	$156,955	0.94%

Average repo and dollar roll liability	$14,806,602		$21,989,907		$15,310,810		$22,343,437

(1) Dollar amount on an annualized basis as a percentage of average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2014:

	September 30, 2014
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,355,150	0.31%	$2,472	$13,357,622
30 days to 3 months	565,809	0.32%	154	565,963
Over 90 days	1,000,000	0.45%	2,383	1,002,383
	$14,920,959	0.32%	$5,009	$14,925,968

From time to time we may make forward commitments to purchase our agency securities.  The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We had no such forward purchase commitments as of September 30, 2014.

As of September 30, 2014 we had the following 15-year TBA dollar roll securities:

Face	Cost	Fair Market Value	Due to Brokers
$3,600,000	$3,723,183	$3,703,228	$3,718,924

As of September 30, 2014 we had the following ARM agency securities forward purchase commitments:

Face	Cost	Fair Market Value	Due to Brokers
$105,239	$107,814	$107,798	$107,814

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2014.  These agreements were for a total notional amount of $9.2 billion, had an average rate of 1.30% and a weighted average term of 17 months.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of September 30, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of September 30, 2014 and December 31, 2013, we had TBA dollar roll transactions outstanding with cost bases of $3,723,183 and $632,270, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At September 30, 2014, we had uncommitted repurchase facilities with 32 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 26 of these counterparties.

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

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase.  When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call.  Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them.  Lenders also issue margin calls each month when the new factors (amount of principal remaining on the securities pledged as collateral) and scheduled and unscheduled paydowns are published by the issuing agency.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for MBS, we may experience margin calls daily.  In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities.  We refer to this position as our liquidity.  The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities.  If interest rates increase as a result of a yield curve shift or for another reason, such as if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will likely experience margin calls, and we will use our liquidity to meet the margin calls.  There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.  If our haircuts increase, our liquidity will proportionately decrease.  In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in MBS.  We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which could force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
September 30, 2014	$14,806,602	$14,920,959	$15,034,614	$14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983
December 31, 2011	16,280,835	16,162,375	16,807,220	15,886,231

As of September 30, 2014 and December 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.6% (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unrestricted cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of September 30, 2014 and December 31, 2013, we had approximately $1.6 billion and $1.6 billion, respectively in MBS, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Liquidity Sources—Dollar Roll Transactions

We also enter into dollar roll transactions as a source of financing for our investments.  Dollar roll transactions represent a form of financing that may be on or off-balance sheet, depending on whether the financed security is a specified pool or a TBA contract.  TBA contracts that are financed using dollar rolls transactions are accounted for as derivatives and shown on our balance sheet at net fair market value.  Under certain market conditions it may be uneconomical for us to roll our TBA contracts and we may need to settle our obligations and take physical delivery of the underlying securities.  If we were required to take physical delivery to settle a TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.  Our TBA dollar roll transactions are also subject to margin requirements governed by our prime brokerage agreements.  In the event of a margin call, we must generally provide additional collateral on the same business day.  The table below sets forth information regarding the volume of dollar roll transactions (both specified pools and TBA contracts) during the quarters in which we have engaged in dollar roll transactions.

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
September 30, 2014	$3,257,935	$3,718,924	$3,718,924	$2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

The above table shows all dollar rolls at gross amounts.  Certain dollar roll transactions are shown gross as a liability on our balance sheet but the majority is shown in derivative asset or liability, net.

 Liquidity Sources—Capital Offerings

In addition to our repurchase facilities and dollar roll transactions, we also rely on follow-on securities offerings as a source of both short-term and long-term liquidity.

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

No shares of common or preferred stock have been issued since 2012 other than shares issued under our equity incentive plan.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During the first quarter of 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of $1,912, leaving 7,414,553 shares of repurchase capacity available under the Repurchase Program.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At September 30, 2014 and December 31, 2013, our total on-balance sheet borrowings were approximately $14.9 billion and $16.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.1:1 and 7.0:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 7.6:1 and 7.3:1 as of September 30, 2014 and December 31, 2013, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to shareholders to realize attractive risk-adjusted returns through ownership of our capital stock.  While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk in order to earn sufficient compensation to justify taking the risks we undertake and to maintain capital levels consistent with taking such risks.

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

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the yields earned on our investments and the cost of our borrowing and hedging activities.  The cost of our borrowings will generally be based on prevailing market interest rates.  During periods of rising interest rates, the borrowing costs associated with MBS tend to increase while the income earned on MBS may remain substantially unchanged until the interest rates reset.  This results in a narrowing of the net interest spread between the assets and related borrowings and may even result in losses.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swaps and Futures Contracts.  These instruments are intended to serve as a hedge against future interest rate increases on our variable rate borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our MBS.  If prepayments are slower or faster than assumed, the life of the MBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

Interest Rate Cap Risk

The ARMs that underlie our adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period.  However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions.  Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate and hybrid MBS could effectively be limited by caps.  MBS backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings.  These factors could lower our net interest margin or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund and hedge a substantial portion of our acquisition of MBS with borrowings that are based on, or move similarly to, LIBOR. The interest rates on our adjustable-rate MBS are generally indexed to LIBOR or another index rate, such as the one-year CMT rate.  However, our borrowing rate may increase relative to LIBOR or one-year CMT rates thus resulting in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.  To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our manager’s experience, estimates and assumptions, including estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our manager’s estimates and assumptions.

Prepayment Risk

As we receive repayments of principal on our MBS from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income.  Premiums arise when we acquire MBS at prices in excess of the principal balance of the mortgage loans underlying such MBS.  Conversely, discounts arise when we acquire MBS at prices below the principal balance of the mortgage loans underlying such MBS.  To date, substantially all of our MBS have been purchased at a premium.

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

When we receive repayments of principal on our MBS from prepayments and scheduled payments, to maintain a similar rate of interest income, we may want to reinvest the proceeds from these repayments in similar yielding investments.  In addition, due to standard settlement conventions, it may take time to reinvest these proceeds and leave a gap in earnings until we can find and settle on suitable investment assets.  In times of market illiquidity or tight supply, we may have periods where similar types of assets are not available to replace those assets repaid to us.  A decrease in earnings could be significant in periods of high prepayments.

Extension Risk

We invest in MBS that are either fixed-rate or backed by hybrid ARMs which have interest rates that are fixed for the early years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically.  We compute the projected weighted-average life of our MBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans.  In general, when MBS are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related MBS.  This strategy is designed to protect us from rising interest rates by fixing a portion of our borrowing costs for the duration of the fixed-rate period of the mortgage loans underlying the related MBS.

We may structure our interest rate hedges to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our MBS.  However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our MBS could extend beyond the term of the interest rate swap or other hedging instrument.  This is sometimes referred to as “tail risk.”  This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining MBS would remain fixed for a period of time.  This situation may also cause the market value of our MBS to decline, with little or no offsetting gain from the related hedging transactions.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our MBS.  We face the risk that the market value of our MBS will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest income, at September 30, 2014 and December 31, 2013, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest income, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	(1.74%)	(4.20%)
+ 0.50%	(0.01%)	(1.74%)
- 0.50%	2.17%	0.65%
- 1.00%	(4.76%)	(0.17%)

December 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	0.66%	(0.96%)
+ 0.50%	1.27%	(0.47%)
- 0.50%	6.34%	0.19%
- 1.00%	(2.28%)	0.61%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates.  It is important to note that the impact of changing interest rates on portfolio value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above.  In addition, other factors impact the portfolio value of and net interest income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, portfolio value and net interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Eurodollars Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at September 30, 2014 and December 31, 2013, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

Credit Risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate.  However, we intend to retain the risk of potential credit losses on all of the loans underlying the non-agency securities we originate and on our mortgage loans.  With respect to our non-agency securities, credit support contained in MBS deal structures provide a level of protection from losses.  We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-agency securities and mortgage loans.  In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.  We further mitigate credit risk in our mortgage loan portfolio through (1) selecting servicers whose specialties are well matched against the underlying attributes of the mortgage borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program.  At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk.  Nevertheless, unanticipated credit losses could adversely affect our operating results.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of MBS and related debt against the effects of major interest rate changes.  We generally seek to manage our interest rate risk by:

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our MBS and our borrowings;
•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, interest rate caps and gross reset margins of our MBS and the interest rate indices and adjustment periods of our borrowings; and

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

Based on management’s evaluation as of September 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may engage in new business initiatives and invest in diverse types of assets and these activities could expose us to new, different or increased risks.

We frequently evaluate new business opportunities and investment strategies that would allow us to diversify our business.  We have invested in and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our current business.  Additionally, we may enter other operating businesses that may or may not be closely related to our current business.  These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully.  Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act.  If we are not able to successfully manage the risks associated with new assets types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

The expansion of our business into investments in and the securitization of non-agency securities may expose us to additional risks.

Our investments in and the securitizations of non-agency securities may subject us to risks related to its assets and operations, including the following:

•

We have limited experience acquiring mortgage loans in the secondary market and completing securitization transactions.  Our plans to acquire and securitize residential mortgage loans are subject to many of the same risks as those related to our other assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, hedging strategies and regulatory changes.  However, there can be no assurance that we will be able to continue our securitization program successfully, or at all.

•	We may not be able to acquire residential mortgage loans.
•

We are dependent on third-party service providers, including mortgage loan servicers, for a variety of services related to our business.  We are, therefore, subject to the risks associated with third-party service providers.

•

The purchase of residential mortgage loans in the secondary market requires us, in some circumstances, to maintain certain licenses and failure to maintain those licenses may adversely affect our ability to acquire mortgage loans and successfully operate our securitization program.

•

Market conditions and other factors may affect our ability to securitize residential mortgage loans.  Our ability to securitize residential mortgage loans will be affected by a number of factors, including conditions in the securities markets, generally; conditions in the asset-backed securities markets, specifically; yields of our portfolio of mortgage loans; the credit quality of our portfolio of mortgage loans; and our ability to obtain any necessary credit enhancement.

•

Our ability to profitably execute or participate in future securitizations of residential mortgage loans is dependent on numerous factors, and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations, it could materially and adversely impact our business and financial condition.

•	Rating agencies may affect our ability to execute future securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.
•	We will be exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.
•	Our securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.

•	We may be subject to counterparty exposure risk in connection with our plans to securitize residential mortgage loans and this risk could adversely affect our ability to operate profitably.
•	We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire.

If we are not able to successfully manage these and other risks related to investing in and securitizing non-agency securities, it may adversely affect our business, results of operations and financial condition.

Our results may experience greater fluctuations by not electing hedge accounting treatment on our derivative instruments.

We have elected to not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, for our current derivative instruments.  The economics of our derivative hedging transactions are not affected by this election; however, our GAAP earnings may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of certain interest rate swap agreements or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for interest rate swap agreements.

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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: October 31, 2014	BY:	/s/ KENNETH A. STEELE
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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2014; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2014.