Form 10-K
period 2014-12-31
Hatteras Financial Corp
filed 2015-02-24
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number 001-34030

HATTERAS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	26-1141886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

751 W. Fourth Street, Suite 400 Winston Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

(336) 760-9347

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	New York Stock Exchange
7.625% Series A Cumulative Redeemable Preferred stock, $0.001 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,911,977,035 based on the closing price on the New York Stock Exchange as of June 30, 2014.

Number of the registrant’s common stock outstanding as of February 19, 2015:  96,787,493

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

HATTERAS FINANCIAL CORP.

Cautionary Note Regarding Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include, in particular, statements about our plans, intentions, expectations, beliefs, and strategies as they relate to our business as described herein.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases.

Although we believe that our plans, intentions, expectations and beliefs reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions, expectations or beliefs will be achieved.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

(1)	changes in government regulations affecting our business, including any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
(2)	changes in interest rates, interest rate spreads, the yield curve or prepayment rates and the market value of our investments;
(3)	the general volatility of the financial markets, including markets for mortgage securities;
(4)	the degree and nature of our competition, including competition for mortgage-backed securities (“MBS”) from the U.S. Department of the Treasury (the “U.S. Treasury”);
(5)	changes in our financing and hedging strategies;
(6)	the liquidity of our portfolio;
(7)	the concentration of the credit risk we are exposed to;
(8)	our ability to manage various regulatory risks associated with our business;
(9)	our ability to borrow to finance our assets; and
(10)	changes in personnel at our manager or the availability of qualified personnel at our manager.

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

Our Company

We are an externally-managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets, such as MBS and other financial assets.  MBS are pass-through securities consisting of a pool of mortgage loans.  To date, we have primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored enterprise, such as Fannie Mae or Freddie Mac.  We refer to these securities as “agency securities.”  We have recently begun an initiative to acquire and aggregate individual whole jumbo mortgage loans, with a goal of securitizing the mortgage loans into MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity.  We refer to these securities as “non-agency securities.”  See “New Business Initiative” below.  We were incorporated in Maryland in September 2007 and commenced operations in November 2007.  We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS.”

Our business operations are primarily comprised of the following:

Hatteras, the parent company	Invests primarily in various types of residential mortgage assets with a focus on Agency securities.
Onslow Bay Financial LLC	Wholly-owned subsidiary formed to acquire, invest in, securitize and manage non-Agency mortgage loans.
First Winston Securities, Inc.	Wholly owned subsidiary acquired in the second quarter of 2014 that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority ("FINRA").

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we timely distribute our income to our shareholders and maintain our qualification as a REIT.

Our Strategy

Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends.  Our income is generated by the difference between the earnings on our investment portfolio and the costs of our borrowings and hedging activities and other expenses.  In general, our strategy focuses on managing the interest rate risk related to our mortgage assets with a bias towards minimizing our exposure to credit risk.  We believe that the best approach to generating net income is to manage our liabilities in relation to the interest rate risks of our investments. To help achieve this result, we employ financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps and buying and selling futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, swaptions and “to-be-announced” (“TBA”) securities to seek to protect against adverse interest rate movements.

We focus on mortgage assets we identify as having short effective durations, which we believe limits the impact of changes in interest rates on the market value of our investment portfolio and on our net interest margin (interest income less financing costs). However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques. Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term borrowings used to finance our assets. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Our manager’s approach to managing our investment portfolio is to take a longer term view of assets and liabilities; accordingly, our periodic earnings and mark-to-market valuations at the end of a period will not significantly influence our strategy of providing cash distributions to shareholders over the long term. Our manager has invested and seeks to invest in mortgage assets that it believes are likely to generate attractive risk-adjusted returns on capital invested, after considering (1) the amount and nature of anticipated cash flows from the asset, (2) our ability to borrow against the asset, (3) the capital requirements resulting from the purchase and financing of the asset, and (4) the costs of financing, hedging, and managing the asset.

Our Assets

Our focus is to own mortgage assets with short durations and predictable prepayment characteristics. Since our formation, essentially all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  We invest in both adjustable-rate and fixed-rate MBS.  Adjustable rate mortgages (“ARMs”) are mortgage loans that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  As of December 31, 2014, our investment portfolio consisted of approximately $17.6 billion in market value of MBS, consisting of $16.3 billion of adjustable rate securities and $1.3 billion of fixed-rate securities.  For discussion of our non-agency investments, see “New Business Initiative” below.

We purchase a substantial portion of our agency securities through delayed delivery transactions (forward purchase commitments), including TBA securities.  At times when market conditions are conducive, we may choose to move the settlement of these TBA securities out to a later date by entering into an offsetting short position in the near month, which is then net settled for cash, and simultaneously entering into a substantially similar TBA contract for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA “dollar roll income.”  Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

Our Borrowings

We borrow against our MBS using repurchase agreements.  These borrowings generally have maturities that range from one month to one year, although occasionally we may enter into longer term borrowing agreements to more closely match the rate adjustment period of our securities.  We may also borrow against our mortgage loans using warehouse lines of credit structured as repurchase agreements.  These warehouse lines will generally have annual maturities, with various covenants regarding the amount, type and time that various mortgage loans can remain on the line.  As of December 31, 2014, we have not utilized any warehouse lines.

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

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and shareholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities.  Subject to complying with REIT requirements, we use hedging techniques to seek to mitigate the differences between the interest rate adjustments on our assets and borrowings as well as the risk of adverse changes in interest rates on the value of our assets.  These techniques primarily consist of entering into interest rate swap agreements and buying and selling futures contracts.  We may also enter into interest rate cap, floor or collar agreements, purchase put and call options on securities or securities underlying futures contracts, or enter into forward rate agreements.  As of September 30, 2013, we no longer pursue hedge accounting treatment for our interest rate swaps.  As a result, our net income may suffer because losses on the derivatives we enter into may not be offset by changes in the cash flows or fair value of the related hedged transaction.  Consequently, any declines in the hedged interest rates would result in a charge to net income.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;
•	manage cash flows so as to provide for regular quarterly distributions to our shareholders;
•	manage financing risks;
•	mitigate the fluctuations in the market value of our mortgage assets due to changing interest rates;
•	reduce the impact that changing interest rates have on our net interest margin;
•	maintain our qualification as a REIT; and
•	comply with available exemptions from regulation as an investment company under the Investment Company Act.

Our board of directors has adopted a policy that currently requires the majority of our investments to be agency securities.  Due to changes in market conditions, the market value and duration of our securities will fluctuate from time to time and may cause our investment portfolio allocations to be inconsistent with the investment strategies described in this report.  In such event, in consultation with our board of directors, our manager may recommend that we reallocate our investment portfolio.  Subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors, may vary our investment strategy, our financing strategy or our hedging strategy at any time.

New Business Initiative

In 2013, we began an initiative to acquire and aggregate individual prime jumbo whole mortgage loans with a goal of securitizing them into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We expect to initially retain all or a majority of the resulting MBS.  Securitizing the loans and retaining the resulting MBS should enable us to obtain lower cost financing than if we were to hold the whole loans without securitizing them.  In connection with this initiative, in addition to an expectation for bulk whole mortgage loan purchases, we have entered into arrangements with certain mortgage loan originators whereby we agree to acquire mortgage loans they originate that are consistent with our guidelines.  We began acquiring whole mortgage loans in December 2014 through a bulk purchase of mortgage loans with an aggregate unpaid principal balance of approximately $31 million.  We anticipate growth within this initiative in the coming months, including one or more securitizations in 2015, but do not expect that the individual mortgage loans and/or the resulting MBS would constitute a significant portion of our investment portfolio in the near future.

Our Manager

We are externally-managed and advised by our manager, Atlantic Capital Advisors LLC.  We believe our relationship with our manager enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively.  We believe that our manager’s expertise in mortgage REIT operations, agency securities, and MBS and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our shareholders.

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

ACA manages both our company and ACM Financial Trust (“ACM”), a privately-held mortgage REIT founded in 1998.  Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM.  Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele and chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM.  As of December 31, 2014, ACM owned approximately $1.0 billion in MBS.  We do not own any interest in ACM.

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

The term of the management agreement expires on February 23, 2016.  Under the terms of the agreement, it will automatically renew for an additional one year term on February 23 of each year thereafter unless terminated or otherwise renegotiated.

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

For purposes of calculating the management fee, we define equity as the value, computed in accordance with GAAP, of our shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. Under the terms of the management agreement, we also reimburse ACA for certain expenses relating to our operations.

There is no incentive compensation payable to our manager pursuant to the management agreement, although from time to time we may issue long-term equity incentive compensation to employees of ACA, including those that are executive officers of our company.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs.  In acquiring mortgage assets, we compete with other mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including ACM, and others may be organized in the future.  The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

Employees

We are managed by ACA pursuant to the management agreement between ACA and us.  As of the date of this report, we have 13 employees in our operating subsidiaries and our manager has an additional 17 employees.

Additional Information

We have made available copies of the charters of the committees of our board of directors, our code of business ethics and conduct, our corporate governance guidelines, our whistleblower policy and any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, on our website at www.hatfin.com free of charge. Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Hatteras Financial Corp., 751 W. Fourth Street, Suite 400, Winston-Salem, North Carolina 27101, Attention: Corporate Secretary.  However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.Risk Factors

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

Our management agreement is automatically renewed each year on February 23 for a one-year term unless terminated or otherwise renegotiated.  Our independent directors review our manager’s performance periodically and the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common stock, based upon:  (1) unsatisfactory performance by our manager that is materially detrimental to us or (2) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent such a termination by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our manager.

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager.  Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours.  Furthermore, two of our executive officers, Messrs. Michael and Benjamin Hough are also executive officers and directors of ACM.  Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM.  Mr. Boos serves as our chief investment officer and also as chief investment officer of ACM.  Our executive officers, who as of December 31, 2014, collectively and beneficially owned approximately 0.7% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM.  Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM.  Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable.  In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate.  However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other.  Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us.  Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

Our board of directors approved broad investment guidelines for our manager and do not approve each investment decision made by our manager; as a result, our manager may cause us to acquire or sell assets such that our investment portfolio produces investment returns that are below expectations or that result in net operating losses.

Our manager is authorized to follow broad investment guidelines.  Our board of directors, including our independent directors, periodically reviews our investment guidelines and our investment policies.  However, our board of directors does not review each proposed investment.  In addition, in conducting periodic reviews, the board of directors relies primarily on information provided to it by our manager.  Furthermore, purchases and sales of investments entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the board of directors.  Our manager has great latitude within the investment guidelines in determining the types of assets it may decide are proper investments for us.

Because our board of directors could change our investment policies without shareholder approval to permit us to invest more heavily in investments other than agency securities, we may invest in assets that bear greater credit, interest rate, prepayment or passive investment risks.

Our board of directors has adopted a policy that currently requires that the majority of our investments be agency securities.  Due to changes in market conditions, subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors and without shareholder approval, may vary our investment strategy, our financing strategy or our hedging strategy at any time.  For example, in 2013 we began an initiative to acquire and aggregate individual prime jumbo whole loans with a goal of securitizing them into non-agency MBS.  Our board of directors could further change our investment policies to permit us to invest more heavily in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs.  If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

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

Each of these risks could cause the performance of our investments in other REITs to be lower than anticipated, which would adversely impact the overall returns for our investment portfolio.

Our manager’s management fee is payable regardless of our performance.

Our manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our investment portfolio.  For example, we would pay our manager a management fee for a specific period even if we experienced a net loss during the same period.  Our manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio.  This in turn could adversely affect our ability to make distributions to our shareholders and the market price of our stock.

Risks Related to Our Business

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  More recently, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market.  These factors have impacted investor perception of the risk associated with MBS in which we invest.  As a result, values for MBS in which we invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we expect to receive on the agency MBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.  Fannie Mae and Freddie Mac are U.S. Government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States.

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

On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S. government’s credit rating could impact the credit risk associated with agency securities and, therefore, decrease the value of the agency securities in our investment portfolio. In addition, concerns over the U.S. debt ceiling and budget deficit, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. A further downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the MBS in which we invest.

Since 2008, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  From time to time, additional programs have been proposed to assist severely trouble borrowers with their mortgage by way of loan modification.  These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the MBS in which we invest.

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

The availability of mortgage-related assets meeting our criteria depends upon, among other things, the level of activity and quality of and demand for securities in the mortgage securitization and secondary markets.  The market for MBS depends upon various factors including the level of activity in the residential real estate market, the level of and difference between short-term and long-term interest rates, incentives for issuers to securitize mortgage loans and demand for MBS by institutional investors.  The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and real estate values.  To the extent we are unable to acquire a sufficient volume of mortgage-related assets meeting our criteria, our results of operations would be adversely affected.  Furthermore, we cannot assure you that we will be able to acquire sufficient mortgage-related assets at spreads above our costs of funds.

A disproportionate rise in short-term interest rates as compared to longer-term interest rates may adversely affect our income.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.”  Ordinarily, short-term interest rates are lower than longer-term interest rates.  If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets.  Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net interest margin and the market value of our net assets.  Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net interest margin.  It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

A flat or inverted yield curve may adversely affect MBS prepayment rates and supply.

Our net interest margin varies primarily as a result of changes in interest rates as well as changes in the shape of the yield curve.  We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into mortgage loans with longer initial fixed rate periods and fixed rate mortgage loans, causing our adjustable-rate securities to experience faster prepayments.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on adjustable-rate mortgages, possibly decreasing the supply of adjustable-rate securities.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage loan rates may approach or be lower than adjustable-rate mortgage loan rates, further exacerbating these conditions.  Increases in prepayments on our investment portfolio will cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to shareholders.

Interest rate mismatches between our MBS and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Historically, we have funded most of our investments with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our MBS.  Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our securities adjust.  As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.  Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate securities typically will be subject to periodic and lifetime interest rate caps.  Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates.  Periodic interest rate caps limit the amount an interest rate can increase during a given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan.  If these interest rate caps apply to the mortgage loans underlying our adjustable-rate securities, the interest distributions made on the related securities will be similarly impacted.  Our borrowings may not be subject to similar interest rate caps.  Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate MBS.  Further, some of the mortgage loans underlying our adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding.  As a result, we could receive less interest distributions on adjustable-rate MBS, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings.  These factors could lower our net interest margin, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we own MBS with periods of fixed rates, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our MBS.  If a security has a fixed rate, or is in a period where the rate is fixed, such as our hybrid ARMs, it generally will be more negatively affected by these increases than a security with a currently adjustable-rate.  In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets.  Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net interest margin.

Our delayed delivery transactions, including TBA securities and dollar roll transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase a substantial portion of our agency securities through delayed delivery transactions, including TBA securities and dollar roll transactions.  In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (1) identified agency securities or (2) to-be-issued (or “to-be-announced”) agency securities with certain terms. As with any forward purchase contract, the value of the underlying agency securities may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying agency securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

Because we acquire MBS that are backed by hybrid ARMs and fixed-rate securities, an increase in interest rates may adversely affect our profitability.

Most of our investments currently consist of MBS that are backed by hybrid ARMs, which have a fixed rate for an initial period of time before becoming adjustable-rate securities, or fixed-rate mortgage securities.  As we typically hedge less than 100 percent of our funding cost exposure, during a period of rising interest rates the interest payments on our borrowings could increase, while the interest payments we earn on our hybrid mortgage securities and fixed-rate mortgage securities would not change.  As a result, our returns would be reduced.

We may experience a decline in the market value of our assets.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets.  If such a determination were to be made, we would recognize unrealized losses in net income and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired.  Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.  In this regard, we note that the fair market value of our MBS is and has been affected by changes in interest rates and relative “credit spreads,” or the differences in value between MBS and U.S. Treasuries with similar durations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market and Interest Rate Trends and the Effect on our Portfolio.”

Changes in prepayment rates on our MBS may decrease our net interest margin.

Pools of mortgage loans underlie the MBS that we acquire.  We receive principal distributions as payments are made on these underlying mortgage loans.  Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.  Furthermore, specific government programs to support the housing market and U.S. economy, such as HARP and the three rounds of quantitative easing could cause variability in prepayment rates.  Variations in our expected prepayments could adversely affect our profitability, including in the following ways:

•

We may purchase MBS that have a higher interest rate than the market interest rate at the time of purchase.  In exchange for this higher interest rate, we would be required to pay a premium over the face amount of the security to acquire the security.  In accordance with accounting rules, we would amortize this premium over the term of the mortgage security.  If principal distributions are received faster than anticipated, we would be required to expense the premium faster.

•

We may not be able to reinvest the principal distributions received on MBS in similar new MBS.  Further, to the extent that we are able to reinvest, the effective interest rates on the new MBS may be lower than the yields on the mortgages that were prepaid.

•

We also may acquire MBS at a discount.  If the actual prepayment rates on a discount mortgage security are slower than anticipated at the time of purchase, we would be required to recognize the discount as income more slowly than anticipated.  This would adversely affect our profitability.  Slower than expected prepayments also may adversely affect the market value of a discount mortgage security.

Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to agency securities do not protect us against prepayment risks.

Competition may prevent us from acquiring MBS at favorable yields and that would negatively impact our profitability.

Our net interest margin largely depends on our ability to acquire MBS at favorable spreads over our borrowing costs.  In acquiring MBS, we compete with other mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities that purchase mortgage-related assets.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Other REITs have raised, or may be expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities.  As a result, we may not in the future be able to acquire sufficient MBS at favorable spreads over our borrowing costs which would adversely affect our profitability.

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

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including during periods of delinquencies and defaults with respect to residential mortgage loans.  The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets.  As a result, our ability to vary our investment portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

Hedging against interest rate exposure may adversely affect our earnings.

Subject to complying with REIT requirements, we employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our short-term repurchase agreements and on the value of our assets.  Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. These techniques may include entering into interest rate swap and swaption agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. We have implemented a policy to limit our use of hedging instruments to only those techniques described above and to only enter into hedging transactions with counterparties that have a high-quality credit rating.  However, there are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss.  In addition, these hedging strategies may adversely affect us because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity. Hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related asset or liability;
•	fair value accounting rules could foster adverse valuation adjustments due to credit quality considerations that could impact both earnings and shareholders’ equity;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•

the value of derivatives used for hedging is adjusted at each reporting date in accordance with accounting rules to reflect changes in fair value.  Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate swaps and Eurodollar futures contracts, are traded may require us to post additional collateral. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Wall Street Reform and Consumer Act (the “Dodd-Frank Act”) establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund, including a mortgage REIT, that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the new rules, which became effective on October 12, 2012, funds that are now considered CPOs solely because of their use of swaps must register with the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct. However, on December 7, 2012 the CFTC's Division of Swap Dealer and Intermediary Oversight issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, swaptions, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the no-action letter described above. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.

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

Our business is highly dependent on communications and information systems.  Any failure or interruption of our manager’s systems or cyber-attacks or security breaches of our manager’s networks or systems could cause delays or other problems in our MBS trading activities, which could have a material adverse effect on our operating results, the market price of our stock and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our MBS transactions.

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

Declining real estate values could impair our assets and harm our operations.

Some risks associated with our business are more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. During an economic slowdown, unemployment rises and increasing numbers of borrowers have difficulty in making payments on their debts, including on mortgage loans. When a recession is combined with declining real estate values, as was the case in the recession that started in 2008, defaults on mortgages may increase dramatically.

Owners of agency securities are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. However, we also may acquire non-agency securities, which are backed by residential real property but, in contrast to agency securities, the principal and interest payments are not guaranteed by Fannie Mae or Freddie Mac. Our non-agency securities investments are therefore particularly sensitive to recessions and declining real estate values.

In the event of a default on a mortgage loan that we hold in our portfolio or a mortgage loan underlying non-agency securities in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure.

Any sustained period of increased payment delinquencies, defaults, foreclosures or losses on our non-agency securities or mortgage loans could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to shareholders.

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

Our investments in and the securitizations of non-agency securities or whole loans may subject us to risks related to its assets and operations, including the following:

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

•	This business initiative has high start-up costs which we may not be able to recover.
•	We may not be able to acquire residential mortgage loans.
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

•

Market conditions and other factors may affect our ability to securitize residential mortgage loans.  Our ability to securitize residential mortgage loans will be affected by a number of factors, including conditions in the securities markets, generally, and specifically conditions in the asset-backed securities markets, yields of our portfolio of mortgage loans; the credit quality of our portfolio of mortgage loans; and our ability to obtain any necessary credit enhancement.

•

Our ability to profitably execute or participate in future securitizations of residential mortgage loans is dependent on numerous factors.  If we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations, it could materially and adversely impact our business and financial condition.

•	Rating agencies may affect our ability to execute future securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.
•	We will be exposed to credit risk on the residential mortgage loans that we acquire and securitize, and we may not be able to successfully manage those risks and mitigate our losses.
•	Our portfolio of mortgage assets may be concentrated in terms of credit risk.
•	Our securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.
•	We may be subject to counterparty exposure risk in connection with our plans to securitize residential mortgage loans and this risk could adversely affect our ability to operate profitably.
•	We may be subject to fines or other penalties due to the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire.
•	Our investments in non-agency securities or whole mortgage loans may not be liquid or could become illiquid and may be subject to increased price volatility.
•	Changes on credit spreads may adversely affect the value of our investments in non-agency securities and whole loans.

If we are not able to successfully manage these and other risks related to investing in and securitizing non-agency securities, it may adversely affect our business, results of operations and financial condition.

Our results may experience greater fluctuations by not electing hedge accounting treatment on our derivative instruments.

We have elected to not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, for our current derivative instruments.  The economics of our derivative hedging transactions are not affected by this election; however, our GAAP net income may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair values of the derivatives.

Risks Related to Debt Financing

We incur significant debt to finance our investments, which subjects us to increased risk of loss.

We generally borrow between six and 12 times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount.  As of December 31, 2014, our borrowings were approximately $15.8 billion, and our debt-to-shareholders’ equity ratio was approximately 6.5:1, while our effective leverage ratio, which includes the impact of off-balance sheet financing related to TBA dollar roll transactions, was 8.0:1.  We incur leverage by borrowing against our MBS and mortgage loans.  Incurring debt subjects us to many risks, including the risks that:

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

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced;
•	the use of leverage could adversely affect our ability to make distributions to our shareholders and could reduce the market price of our common stock;
•

a default under a mortgage loan could result in an involuntary liquidation of the securities pledged for such mortgage loan, including any cross-collateralized securities, which would result in a loss to us equal to the difference between the value of the securities upon liquidation and the carrying value of the securities; and

•

to the extent we are compelled to liquidate assets to repay debts, such an event could jeopardize (1) our REIT status, or (2) our exemption from registration under the Investment Company Act, the loss of either of which could decrease our overall profitability and our ability to make distributions to our shareholders.

A decrease in the value of assets financed through repurchase agreements may lead our lenders to require us to pledge additional assets as collateral.  If our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time.

A majority of our borrowings are and will be secured by our MBS, generally under repurchase agreements.  The amount borrowed under a repurchase agreement is based on the market value of the MBS pledged to secure the borrowings.  Our repurchase agreements allow our lenders to revise the market value of the MBS pledged as collateral from time to time to reflect then–current market conditions.  Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of securities in which our investment portfolio is concentrated, may cause a decline in the market value of the MBS used to secure these debt obligations, which could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings or repay a portion of the outstanding borrowings, on minimal notice.  In that situation, we could be required to sell MBS under adverse market conditions in order to obtain the additional collateral required by the lender or to pay down our borrowings.  If these sales are made at prices lower than the carrying value of the MBS, we would experience losses, thus adversely affecting our operating results and net profitability.  In recent months, a number of companies owning mortgage securities have been required by lenders to pledge additional collateral as the market value of their mortgage securities declined.  In the ordinary course of our business, we experience margin calls, which require us to pledge additional collateral or pay down our borrowings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2014, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us.  In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our investment portfolio and carry out our investment strategy.  There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

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

We believe that we conduct our business in a manner that allows us to avoid having to register as an investment company under the Investment Company Act. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests and 80% in real estate-related investments (including our qualifying real estate interests). We refer to this exemption as the “Mortgage Exemption.” In order to constitute a qualifying real estate interest under the 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the Investment Company Act. Accordingly, we intend to maintain at least 55% of our assets in whole pools of mortgages issued by Ginnie Mae, Fannie Mae or Freddie Mac. However, competition for investments may prevent us from acquiring mortgage securities that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying securities to comply with the Mortgage Exemption under the Investment Company Act.

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

The failure of MBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

We have entered and intend to continue to enter into repurchase agreements under which we will nominally sell certain of our MBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the MBS that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service (“IRS”) could successfully assert that we do not own the MBS during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

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

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to shareholders.  If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our MBS at disadvantageous prices or find another alternative source of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.  These alternatives could increase our costs or reduce our equity.

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

We regularly purchase agency securities through TBA contracts. In certain instances, rather than take delivery of the agency securities subject to a TBA contract, we will dispose of the TBA contract through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBA contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBA contracts will be qualifying income for the 75% gross income test.

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

The tax on prohibited transactions will limit our ability to engage in certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to securitize mortgage loans in a manner that was treated as a sale of the loans for federal income tax purposes (such as a securitization using a real estate mortgage investment conduit (“REMIC”) structure). Therefore, in order to avoid the prohibited transactions tax, we may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us.

Certain financing activities may subject us to federal income tax and could have negative tax consequences for our stockholders.

We could recognize “excess inclusion income” if we hold a residual interest in a REMIC. In addition, we could also generate excess inclusion income if we issue liabilities with two or more maturities and the terms of the payments of those liabilities bear a relationship to the payments that we receive on mortgage loans or MBS securing those liabilities.

We currently do not intend to hold any REMIC residual interests or to enter into any transactions that could result in our, or a portion of our assets, being treated as a taxable mortgage pool for federal income tax purposes. If we hold REMIC residual interests or enter into such a transaction in the future, we will be taxable at the highest corporate income tax rate on any excess inclusion income that is allocable to the percentage of our stock held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans, charitable remainder trusts and government entities).

If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our stockholders in proportion to our dividends paid. Excess inclusion income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own any properties.  Our executive and administrative office is located at 751 W. Fourth Street, Suite 400, Winston-Salem, NC 27101.  As part of our management agreement, our manager is responsible for providing the office space required in rendering services to us, and accordingly, any direct rent responsibilities belong to our manager.

Item 3.Legal Proceedings

We and our manager are not currently subject to any material legal proceedings.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008.  The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2013	28.14	25.56
Quarter ended June 30, 2013	27.79	24.57
Quarter ended September 30, 2013	24.78	17.73
Quarter ended December 31, 2013	19.77	16.26
Quarter ended March 31, 2014	19.85	16.82
Quarter ended June 30, 2014	20.40	18.74
Quarter ended September 30, 2014	19.90	17.96
Quarter ended December 31, 2014	19.29	18.14

The per-share closing price for our common stock, as reported by the NYSE on February 19, 2015, was $17.90.

Holders of Our Common Stock

As of February 18, 2015, there were approximately 25 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock.  Future dividends will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant.  For 2014, we paid $2.00 per share of common stock in dividends, all of which represented ordinary income for tax purposes.  For 2013, we paid $2.45 per share of common stock in dividends, all of which represented ordinary income for tax purposes.  The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
Quarter ended March 31, 2013	$0.70
Quarter ended June 30, 2013	$0.70
Quarter ended September 30, 2013	$0.55
Quarter ended December 31, 2013	$0.50
Quarter ended March 31, 2014	$0.50
Quarter ended June 30, 2014	$0.50
Quarter ended September 30, 2014	$0.50
Quarter ended December 31, 2014	$0.50

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2009 to the NYSE closing price per share on December 31, 2014 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”).  Total return values were calculated assuming a $100 investment on December 31, 2009 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Hatteras Financial Corp.	100.00	126.40	126.74	134.24	98.89	123.82
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NAREIT Mortgage REIT	100.00	122.60	119.63	143.43	140.62	165.76

Issuer Purchases of Equity Securities

On June 18, 2013, our board of directors authorized a share repurchase program (the “Repurchase Program”), which allowed us to repurchase up to 10,000,000 shares of our common stock.  We may repurchase shares from time to time as liquidity and market conditions permit. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The authorization does not include an expiration date.  During the first quarter of 2014, we repurchased 100,000 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of approximately $1.9 million.  No repurchases were made during the remainder of 2014.  From inception to December 31, 2014, we had repurchased 1,449,500 shares under the Repurchase Program for a total cost of $24,731 million.

Item 6.Selected Financial Data

The following table sets forth our selected historical operating and financial data.  The selected historical operating and financial data for the five years ended December 31, 2014 have been derived from our historical financial statements.

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

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2014	2013	2012	2011	2010
Statement of Income Data
Interest income on MBS	$354,436	$450,708	$504,800	$424,713	$263,751
Mortgage loans held for investment	35	$-	$-	$-	$-
Interest income on short-term cash investments	1,283	1,560	1,508	1,407	1,265
Interest expense	(132,495)	(197,709)	(197,064)	(144,662)	(95,923)
Net interest margin	223,259	254,559	309,244	281,458	169,093

Operating expenses	(30,669)	(27,866)	(24,346)	(17,661)	(13,144)

Other income (loss):
Net realized gain (loss) on sale of MBS	5,196	(283,012)	64,347	20,576	13,551
Impairment of MBS	-	(8,102)	-	-	-
Gain on mortgage loans held for investment	8	-	-	-	-
Loss on derivative instruments, net	(141,433)	(69,715)	-	-	-
Total other income (loss)	(136,229)	(360,829)	64,347	20,576	13,551

Net income (loss)	56,361	(134,136)	349,245	284,373	169,500
Dividends on preferred stock	(21,922)	(21,922)	(7,551)	-	-
Net income (loss) available to common shareholders	$34,439	$(156,058)	$341,694	$284,373	$169,500

Comprehensive income (loss) available to common shareholders	$248,256	$(426,964)	$431,226	$351,804	$122,668

Earnings (loss) per share of common stock, basic and diluted	$0.36	$(1.59)	$3.67	$3.97	$4.30

Comprehensive income (loss) per share of common stock, basic and diluted	$2.57	$(4.34)	$4.63	$4.91	$3.11

Weighted average shares outstanding, basic and diluted	96,603,634	98,337,362	93,185,520	71,708,058	39,454,362

Distributions per common share	$2.00	$2.45	$3.30	$3.90	$4.40

Selected Balance Sheet Data
MBS	$17,587,010	$17,642,532	$23,919,251	$17,741,873	$9,587,216
Total assets	$18,516,800	$19,077,360	$26,404,118	$18,586,719	$10,006,979
Repurchase agreements and dollar roll liability	$15,759,831	$16,481,509	$22,866,429	$16,162,375	$8,681,060
Shareholders' equity	$2,420,796	$2,364,101	$3,072,864	$2,080,188	$1,145,484

Key Statistics (1)
Average MBS	$16,943,788	$23,010,281	$22,167,760	$14,932,378	$7,052,063
Average debt	$15,291,888	$21,249,868	$20,468,353	$13,692,704	$6,488,678
Average equity	$2,433,070	$2,731,439	$2,732,423	$1,899,211	$1,019,200
Average portfolio yield (2)	2.09%	1.96%	2.28%	2.84%	3.74%
Average cost of funds (3)	0.87%	0.93%	0.96%	1.06%	1.48%
Interest rate spread (4)	1.22%	1.03%	1.32%	1.78%	2.26%
TBA dollar roll income	$92,008	$5,605	$-	$-	$-
Average TBA dollar roll position	$3,320,499	$185,451	$-	$-	$-
Average portfolio yield, including TBA dollar roll income (5)	2.20%	1.97%	2.28%	2.84%	3.74%
Effective interest expense (6)	$166,315	$204,366	$197,064	$144,662	$95,923
Effective cost of funds (6)	1.09%	0.96%	0.96%	1.06%	1.48%

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2014	2013	2012	2011	2010
Effective net interest margin (7)	$281,447	$253,507	$309,244	$281,458	$169,093
Effective interest rate spread (8)	1.11%	1.01%	1.32%	1.78%	2.26%
Core earnings (9)	$228,856	$203,719	$277,347	$263,797	$155,949
Core earnings per share, basic and diluted (9)	$2.37	$2.07	$2.98	$3.68	$3.95
Average annual portfolio repayment rate (10)	20.93%	25.70%	26.39%	24.54%	36.27%
Debt to equity (at period end) (11)	6.5:1	7.0:1	7.4:1	7.8:1	7.6:1
Debt to paid-in capital (at period end) (12)	5.8:1	6.0:1	8.2:1	8.5:1	8.3:1
Effective debt to equity (at period end) (13)	8.0:1	7.3:1	7.4:1	7.8:1	7.6:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of amortization, by our average MBS.
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

(6)

Effective interest expense includes certain interest rate swap adjustments and gains/losses on maturities of Eurodollar futures.  Effective cost of funds is effective interest expense for the period divided by average repurchase agreements and dollar roll liability for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2014, 2013 and 2012.  For 2010 through 2012, effective interest expense is identical to interest expense determined in accordance with GAAP.

(7)

Effective net interest margin includes certain interest rate swap adjustments, gains/losses on maturities of Eurodollar futures and TBA dollar roll income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information including reconciliations for 2014, 2013 and 2012.  For 2010 through 2012, effective net interest margin is identical to net interest margin determined in accordance with GAAP.

(8)	Effective interest rate spread was calculated by subtracting our effective cost of funds from our average portfolio yield including TBA dollar roll income.
(9)

Core earnings was calculated by subtracting operating expenses and dividends on preferred stock from effective interest margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2014, 2013 and 2012.  For 2010 through 2011, core earnings consists of net interest margin determined in accordance with GAAP reduced by operating expenses.

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

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $3,518,289 and $684,484 as of December 31, 2014 and 2013.  For 2010 through 2012, effective debt to equity is identical to our debt to equity ratio determined in accordance with GAAP.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Dollar amounts other than share-related amounts are presented in thousands, unless otherwise noted.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in single-family residential mortgage real estate assets. Currently, the majority of these assets consist of mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored enterprise (such as Fannie Mae or Freddie

Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our MBS net of premium or discount amortization and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but exacerbate losses. In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio and our hedging instruments.

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

See “New Business Initiative” in Item 1. Business within this Form 10-K for discussion of a new initiative that we expect to grow in the coming years.

The following table represents key quarterly data regarding our company for the three years ended December 31, 2014:

As of	MBS	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
December 31, 2014	$17,587,010	$15,759,831	$2,420,796	96,771	$22.05	$(0.32)
September 30, 2014	16,890,424	14,920,959	2,444,492	96,720	22.30	0.75
June 30, 2014	16,651,220	15,019,880	2,433,011	96,517	22.23	(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62
December 31, 2012	23,919,251	22,866,429	3,072,864	98,822	28.19	1.02
September 30, 2012	26,375,137	23,583,180	3,212,556	98,809	29.60	0.83
June 30, 2012	22,367,121	20,152,860	2,692,261	98,074	27.45	0.91
March 31, 2012	18,323,972	16,556,630	2,669,300	97,779	27.30	0.89

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

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such asset coupon rates will reprice more slowly than the corresponding borrowing rates for the liabilities used to finance those assets.  Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest margin.  With the maturities of our assets generally being longer term than those of our liabilities, interest rate increases will tend to decrease our net interest margin and the market value of our assets (and therefore our book value).  Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently such prepayment rates cannot be predicted with certainty.  To the extent we have acquired MBS at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield.  In periods of declining interest rates, prepayments on our MBS will likely increase.  If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest margin may suffer.  The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing” are aimed to improve the employment outlook and increase growth in the U.S. economy.  The third round of these purchases, commonly referred to as “QE3” was announced in September 2012.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin. During 2014, the U.S. Federal Reserve began reducing its purchases under QE3, terminating all purchases in October 2014.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  We believe that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of MBS.  At December 31, 2014, we had entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 5.5% of our equity at December 31, 2014.  At December 31, 2014, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.  The following table shows our exposure by country to European banks as of December 31, 2014.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
United Kingdom	1	$26,543	1.1%
France	1	30,668	1.3%
Germany	1	4,874	0.2%
Netherlands	1	37,832	1.6%
Switzerland	1	32,379	1.3%
	5	$132,296	5.5%

(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30- day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
December 31, 2014	0.17%	0.06%	0.67%	2.17%
September 30, 2014	0.16%	0.07%	0.58%	2.52%
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%
March 31, 2012	0.24%	0.09%	0.33%	2.21%

While short-term rates have been relatively stable over this period, long-term rates have been less so.  In 2013, due to speculation regarding the timing and pace of the ending of QE3, long-term rates hit the highest levels seen in over two years, with the 10-year Treasury briefly going over 3.0% intra-day in early September 2013 and then closing about that mark in late December 2013.  This sudden move in the long-term portion of the yield curve, and with uncertainty regarding the long-term trend, decreased the value of our assets and caused us to dispose of some assets prior to the end of 2013 due to the increased potential for unfavorable performance if this trend were to continue.

Principal Repayment Rate

Our net interest margin is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets.  Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so.  Estimates of repayment rates are critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities.

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
March 31, 2012	6.42%	25.67%	19.6

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

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

While our operations are affected in many ways by the issuance of additional shares, the most significant immediate earnings impact is that we generally do not invest all of the proceeds immediately.  Depending on market conditions, and the fact that normal trade settlement on MBS is not based on the trade date, we have averaged around two months to invest the proceeds from these offerings.  Since each capital raise was individually significant to the size of our portfolio, our results from operations, and some statistics regarding such results, may not be meaningful or portray the underlying fundamentals of our investment portfolio.

We did not issue any common or preferred equity during 2014 or 2013.  We issued both common and preferred equity during 2012.  On March 30, 2012, we issued 20,125,000 shares of common stock for net proceeds of approximately $539.3 million.  During 2012, we also issued 1,713,900 shares of common stock under our at-the-market offering programs for net proceeds of approximately $48.3 million.

On August 27, 2012, we issued 11,500,000 shares of our Series A Preferred Stock for net proceeds of approximately $278.3 million.  This was our first preferred stock offering.

Book Value per Share

As of December 31, 2014, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $22.05, an increase of $0.55, from $21.50 at December 31, 2013.  The increase in our book value was primarily a result of the flattening of the yield curve during 2014.  The unrealized gain on our assets increased $1.37 per share.  A reduction in the unrealized loss on our interest rate swaps contributed $0.87 per share toward the overall increase.  These increases were partially offset by dividend declarations in excess of net income available to common shareholders, which amounted to $(1.64).  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS and TBAs	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
December 31, 2014	$25.27	$(5.35)	$2.44	$(0.31)	$22.05
September 30, 2014	25.27	(4.53)	2.01	(0.45)	22.30
June 30, 2014	25.32	(4.79)	2.36	(0.66)	22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19
September 30, 2012	25.14	0.05	7.16	(2.75)	29.60
June 30, 2012	25.25	0.02	4.73	(2.55)	27.45
March 31, 2012	25.23	0.01	4.29	(2.23)	27.30

Mortgage-backed Securities

We invest in both adjustable and fixed-rate MBS. At December 31, 2014 and 2013, we owned $17.6 billion of MBS.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of December 31, 2014 and 2013, our MBS portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.91 and 102.87, respectively, of face value.  As of December 31, 2014 and 2013, we had approximately $490.2 million and $488.9 million, respectively, of unamortized premium included in the cost basis of our MBS.

During the year ended December 31, 2014, we purchased approximately $5.2 billion of MBS with a weighted average coupon of 2.90%.  We also sold approximately $1.7 billion of MBS with a weighted average coupon of 2.83%.  During the year ended December 31, 2013, we purchased approximately $8.4 billion of MBS with a weighted average coupon of 2.45%.  We also sold approximately $9.9 billion of MBS with a weighted average coupon of 2.47%.  In 2013 the purchases and sales represented a sizable repositioning of our portfolio as well as a net reduction in overall size.  These actions were taken to better position the portfolio for the expected risk environment by reducing our leverage ratio and the duration of our assets.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our investment portfolio consisted of the following types of securities at December 31, 2014

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893	53.3%
Fixed-Rate	1,111,288	-	5,177	1,116,465	6.4%
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881	39.0%
Fixed-Rate	158,402	-	1,767	160,169	0.9%
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408	99.6%

Total Non-Agency ARMs	75,454	-	148	75,602	0.4%

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010	100.0%

  Our investment portfolio consisted of the following types of securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720	55.2%
Fixed-Rate	806,312	(1,798)	3,832	808,346	4.6%
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069	37.8%
Fixed-Rate	338,738	(1,600)	21	337,159	1.9%
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-	0.0%
Fixed-Rate	96,236	(998)	-	95,238	0.5%
Total Ginnie Mae	96,236	(998)	-	95,238

Total MBS	$17,533,042	$(120,019)	$229,509	$17,642,532	100.0%

Adjustable-rate securities

As of December 31, 2014 our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	14.0%	$2,128,967	3.02%	$102.24	$2,176,760	$106.76	$2,272,988
13-24	11.0%	1,696,057	2.97%	$102.44	1,737,488	$106.09	1,799,368
25-36	12.4%	1,934,060	2.73%	$102.78	1,987,805	$104.77	2,026,261
37-48	13.9%	2,178,095	2.89%	$102.69	2,236,582	$104.16	2,268,665
49-60	35.9%	5,694,326	2.52%	$103.06	5,868,751	$102.83	5,855,524
61-72	5.4%	861,146	2.52%	$102.65	883,954	$102.19	880,039
73-84	7.4%	1,165,719	2.98%	$102.40	1,193,740	$103.59	1,207,531
Total ARMS	100.0%	$15,658,370	2.75%	$102.73	$16,085,080	$104.16	$16,310,376

As of December 31, 2013, our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	7.5%	$1,165,714	3.15%	$101.77	$1,186,380	$106.10	$1,236,878
13-24	9.8%	1,526,598	3.49%	$102.30	1,561,668	$105.73	1,614,081
25-36	14.2%	2,212,306	2.99%	$102.45	2,266,557	$104.96	2,321,985
37-48	15.4%	2,430,716	2.73%	$102.77	2,498,130	$103.88	2,524,939
49-60	15.1%	2,394,168	2.94%	$102.58	2,455,924	$103.72	2,483,318
61-72	29.0%	4,664,901	2.46%	$103.31	4,819,437	$101.83	4,750,098
73-84	9.0%	1,461,452	2.44%	$102.89	1,503,660	$100.62	1,470,490
Total ARMS	100.0%	$15,855,855	2.80%	$102.75	$16,291,756	$103.44	$16,401,789
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

As of December 31, 2014, excluding any fixed-rate securities, the ARMs underlying our adjustable rate MBS had fixed interest rates for an average period of approximately 42 months after which time the interest rates reset and become adjustable annually.  At December 31, 2014, 95.3% of our ARMs were still in their initial fixed-rate period and 4.7% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  At December 31, 2014, an additional 9.3% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT.  These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.  Our ARMs typically have a maximum initial one-time adjustment of 2% or 5%, and the average annual interest rate increase (or decrease) to the interest rates on our MBS is 2% per year.  The average lifetime cap on increases (or decreases) to the interest rates on our MBS is 5% from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed rate securities.  At December 31, 2014, we owned $1.3 billion of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed rate portfolio at December 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	5.8%	$69,483	3.50%	$105.13	$73,048	$106.23	$73,814
133-144	46.1%	555,754	3.50%	$104.99	583,488	$105.99	589,051
145-156	48.1%	580,976	3.43%	$105.54	613,154	$105.64	613,769
Total Fixed-Rate	100.0%	$1,206,213	3.47%	$105.26	$1,269,690	$105.84	$1,276,634

The following table details our fixed rate portfolio at December 31, 2013.

Months to Reset	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
133-144	6.1%	$72,252	3.50%	$105.40	$76,154	$104.76	$75,693
145-156	38.5%	456,585	3.50%	$104.82	478,592	$104.59	477,544
157-168	7.7%	93,198	3.00%	$103.26	96,237	$102.19	95,238
169-180	47.7%	566,299	3.50%	$104.24	590,303	$104.59	592,268
Total Fixed-Rate	100.0%	$1,188,334	3.46%	$104.46	$1,241,286	$104.41	$1,240,743
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

Forward Purchases

While most of our purchases of MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Our accounting for these forward purchases depends on whether or not we intend to take physical delivery of the securities.  In either case, the net fair value of the forward commitment is reported on the balance sheet as a derivative asset or liability.  If we intend to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If we do not intend to take physical delivery of the securities, as is the case with most of our TBA dollar roll transactions, the commitment is not designated as an accounting hedge and the unrealized gains and losses are recorded in “Loss on derivative instruments, net.”

The following table shows our 15-year TBA contracts at December 31, 2014 and 2013.

	Face	Wtd. Avg. Coupon	Cost	Fair Market Value	Net Asset (Liability)
December 31, 2014	$3,400,000	2.9%	$3,509,871	$3,521,816	$11,945
December 31, 2013	$600,000	3.5%	$632,270	$627,187	$(5,083)

The following table shows the ARM TBA contracts at December 31, 2014 and December 31, 2013.

	Face	Cost	Fair Market Value	Net Asset (Liability)

December 31, 2014	$20,095	$20,553	$20,517	$(36)
December 31, 2013	$-	$-	$-	$-
We also enter into commitments with various mortgage originators for ARM securities.  The fair value of these commitments at December 31, 2014 was a net asset of $4,156 and at December 31, 2013 was a net liability of ($658).

Liabilities

We have entered into repurchase agreements to finance most of our MBS.  Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  As of December 31, 2014, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at December 31, 2014 of $15.8 billion with 25 counterparties.  We had an outstanding balance of $16.1 billion at December 31, 2013 with 25 different counterparties.

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

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related asset or liability;
•	fair value accounting rules could foster adverse valuation adjustments due to credit quality considerations that could impact both earnings and shareholder equity;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•

the value of derivatives used for hedging is adjusted at each reporting date in accordance with accounting rules to reflect changes in fair value.  Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity, and in the case of derivatives not subject to hedge accounting, our earnings as well.

As of December 31, 2014, we had 55 interest rate swap agreements with 13 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $8.3 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of December 31, 2014 were as follows:

	Wtd -Avg. Futures Contract Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd.-Avg. Rate
Effective 2015 Qtr 1	7,944,000	0.65%	8,000,000	1.25%	15,944,000	0.95%
Effective 2015 Qtr 2	8,416,000	0.81%	6,900,000	1.16%	15,316,000	0.97%
Effective 2015 Qtr 3	8,197,000	1.03%	5,800,000	1.06%	13,997,000	1.05%
Effective 2015 Qtr 4	8,015,000	1.29%	4,933,333	0.96%	12,948,333	1.16%
Effective 2016	7,538,500	1.97%	3,500,000	0.91%	11,038,500	1.64%
Effective 2017	6,801,750	2.94%	1,125,000	0.92%	7,926,750	2.66%
Effective 2018	4,945,500	3.52%	50,000	0.95%	4,995,500	3.49%
Effective 2019	1,496,000	3.89%	-	-	1,496,000	3.89%
Effective 2020	1,483,750	4.04%	-	-	1,483,750	4.04%
Effective 2021	701,000	4.03%	-	-	701,000	4.03%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our MBS.  As of December 31, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,081	$4,561	6	$992,300	2.74%	3 month LIBOR	7

We did not have any interest rate swaptions outstanding at December 31, 2013.  On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted.  However, our accounting for these transactions changed effective October 1, 2013.  All of our swaps had previously been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of our interest rate swap agreements have been recorded in “Loss on derivative instruments, net” in our consolidated statements of income, rather than in other comprehensive income.  Also, net interest paid or received under the swaps, which up through September 30, 2013 was recognized in “interest expense,” is now recognized in “Loss on derivative instruments, net.”

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

Our interest expense and net interest margin determined in accordance with GAAP reflect monthly cash settlement under our interest rate swap agreements until September 30, 2013, but not thereafter.  We believe that our presentation of effective interest expense, effective net interest margin and core earnings, all of which adjust for this difference after September 30, 2013, provide a better basis for comparison across the periods presented.

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

Overview

Our results for 2014 and 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the Fed Funds Target Rate.  In 2013, speculation as to the imminence and pace of these events steepened the yield curve, leading to a significantly slower pace of home loan refinancings, which was a positive, but also caused the value of our securities to decline.  More specifically, the market dislocation that occurred late in the second quarter of 2013 carried forward into the third quarter of 2013, resulting in significantly higher interest rates and a significant decrease in the value of our investment assets.  In response to the elevated risk profile of our investments that existed at that time, in the second half of 2013 we rebalanced our portfolio to decrease the duration of our assets and our leverage.  This generated sizable realized losses in net income, thus impacting 2014 versus 2013 variances in net income.  In 2014, the yield curve generally flattened, leading to improved valuations of MBS but also an increase in refinancings, particularly over the summer months.  Note, however, that comprehensive income is not impacted by the mere realization of previously recorded unrealized losses.  The primary drivers of our comprehensive income are 1) net investment earnings, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.

We raised $539 million in March 2012 through public offerings of our common stock and $278 million in August 2012 through a preferred stock offering.  The results discussed in this section should be read keeping in mind that the average portfolio size in 2013, which reflects the full year impact of these capital raises, was larger than in 2012.  This dynamic may cause some metrics regarding our results of operations to be less than perfect comparisons, and not necessarily clear indicators of normalized performance.

As described under “New Business Initiative” in Item 1. Business within this Form 10-K, we began acquiring individual prime jumbo adjustable-rate whole loans in late 2014.  This initiative contributed interest income of $35 and a net loss of $(1,962) for the year, indicative of a full year’s effort to establish a team and obtain licenses, with our initial loan purchases not closing until December.  We anticipate growth within this initiative in the coming years, which will impact future operating trends through diversification of our invested assets.  See footnote 5 of our consolidated financial statements, contained in this Form 10-K, for further information regarding loans owned as of December 31, 2014.

Our summarized results of operations for the three years December 31, 2014, along with related key metrics, were as follows:

Comprehensive Income

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Statement of Income Data
Total interest income	$355,754	$452,268	$506,308	-21%	-11%
Interest expense	(132,495)	(197,709)	(197,064)	-33%	0%
Net interest margin	223,259	254,559	309,244	-12%	-18%

Operating expenses	(30,669)	(27,866)	(24,346)	10%	14%

Other income (loss):
Net realized gain (loss) on sale of MBS	5,196	(283,012)	64,347	102%	-540%
Impairment of MBS	-	(8,102)	-	100%	NM
Gain on mortgage loans held for investment	8	-	-	NM	NM
Loss on derivative instruments, net	(141,433)	(69,715)	-	103%	NM
Total other income (loss)	(136,229)	(360,829)	64,347	-62%	-661%

Net income (loss)	56,361	(134,136)	349,245	142%	-138%
Dividends on preferred stock	(21,922)	(21,922)	(7,551)	0%	190%
Net income (loss) available to common shareholders	$34,439	$(156,058)	$341,694	122%	-146%

Earnings (loss) per share of common stock, basic and diluted	$0.36	$(1.59)	$3.67	122%	-143%

Other comprehensive income (loss)	$213,817	$(270,906)	$89,532	179%	-403%

Comprehensive income (loss) available to common shareholders	$248,256	$(426,964)	$431,226	158%	-199%

Comprehensive income (loss) available to common shareholders, basic and diluted	$2.57	$(4.34)	$4.63	159%	-194%

Core earnings	$228,856	$203,719	$277,347	12%	-27%

Core earnings per share, basic and diluted	$2.37	$2.07	$2.98	14%	-30%

Weighted average shares outstanding	96,603,634	98,337,362	93,185,520	-2%	6%

NM – Not meaningful

2014 vs. 2013

Comprehensive income increased due primarily to:

•

The significant favorable swing in other comprehensive income driven by gains in MBS valuation during 2014 due to lower interest rates, versus significant declines in MBS valuation during 2013, as described in “Overview” above; and

•	The favorable swing in net realized gain (loss) on sale of MBS in net income, due to significant repositioning of the portfolio during 2013, as described in “Overview” above.

These increases in comprehensive income were partially offset by:

•	The unfavorable swing in loss on derivative instruments, net in the current period, which by design, generally moves in the opposite direction of MBS values.

Core earnings increased due primarily to:

•	Higher effective net interest margin, driven by higher average portfolio yield, including TBA dollar roll income, stemming from:
o	A lower rate of premium amortization due to lower portfolio prepayments compared to elevated 2013 levels; and
o	Incremental earnings from our TBA dollar roll position in excess of the interest rate spread that would have been achieved had we invested in similar securities financed with repurchase agreements.

These increases to effective net interest margin were partially offset by:

•	The smaller average size of our earning assets portfolio, which includes our off-balance sheet TBA dollar roll assets.

2013 vs. 2012

Comprehensive income swung to a loss due primarily to:

•	The significant unfavorable swing in other comprehensive income in 2013 driven by the significant decline in MBS valuation, as described in “Overview” above;
•	Net realized losses on MBS in the course of the portfolio rebalancing described in “Overview” above;
•

Lower net interest margin, caused by the lower weighted-average coupon of our portfolio stemming from investing cash flow into securities with rates that were lower than the average coupon of our existing portfolio

•	Higher dividends on preferred stock—the preferred stock was only outstanding for a portion of 2012.

Core earnings decreased due primarily to:

•

Lower net interest margin, caused by the lower weighted-average coupon of our portfolio stemming from investing cash flow into securities with rates that were lower than the average coupon of our existing portfolio

•	Higher dividends on preferred stock—the preferred stock was only outstanding for a portion of 2012.

Total Interest Income

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Coupon interest on MBS, mortgage loans and short-term investments	$457,733	$618,192	$669,152	-26%	-8%
Net premium amortization on MBS	(101,979)	(165,924)	(162,844)	-39%	2%
Total interest income	$355,754	$452,268	$506,308	-21%	-11%

Average MBS	$16,943,788	$23,010,281	$22,167,760	-26%	4%
Weighted-average coupon on MBS	2.78%	2.76%	3.09%	1%	-11%
Average portfolio yield	2.09%	1.96%	2.28%	7%	-14%
Average annual portfolio repayment rate	20.93%	25.70%	26.39%	-19%	-3%

The major drivers of our interest income are the coupons on the securities we own, the size of our portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

2014 vs. 2013

Total interest income decreased due primarily to:

•	The smaller average size of our MBS portfolio, which was a result of carrying lower average leverage.

The decrease in total interest income was partially offset by:

•	A lower rate of premium amortization as refinancings slowed, driven by lower prepayments on our MBS portfolio.

2013 vs. 2012

Total interest income decreased due primarily to:

•	The decrease in our weighted-average coupon stemming from lower market rates available on new securities; and
•	The increase in premium amortization from the larger average portfolio;

These declines were partially offset by:

•	Growth in the average size of our portfolio.

Interest Expense

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Repurchase agreements and dollar roll liability	$51,137	$81,856	$79,833	-38%	3%
Swaps settlements and amortization	226	91,525	117,231	-100%	-22%
Reclassification of deferred hedge loss	81,132	24,328	-	233%	NM
Interest expense	$132,495	$197,709	$197,064	-33%	0%

Effective interest expense	$166,315	$204,366	$197,064	-19%	4%

Average debt	$15,291,888	$21,249,868	$20,468,353	-28%	4%
Average rate on debt	0.33%	0.39%	0.39%	-14%	0%
Average cost of funds	0.87%	0.93%	0.96%	-6%	-3%
Effective cost of funds	1.09%	0.96%	0.96%	13%	0%

NM – Not meaningful

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  Note that our cessation of hedge accounting for our interest rate swaps caused changes in the classification of monthly swaps settlements, effective October 1, 2013.  The following are key components of the change between periods:

2014 vs. 2013

Interest expense decreased due primarily to:

•

The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates and our increased use of TBA dollar roll financing (which is off balance sheet and is accounted for as a derivative);

•	The lower average rate on our debt (primarily repurchase agreements); and
•	Lower swap expenses classified in interest expense in the current period, due to our termination of hedge accounting.

Effective interest expense decreased due primarily to:

•	Lower average debt partially offset by the higher effective cost of funds, which was driven by a higher hedge ratio.

2013 vs. 2012

Interest expense was essentially flat due to several offsetting factors:

•	Our average borrowings and related swap positions were higher, as a result of higher average leverage in support of the larger average investment portfolio;
•	Offset by accounting impacts of our cessation of hedge accounting, which lowered GAAP interest expense by $6,657 and cost of funds by 3 basis points.

Effective interest expense increased due primarily to:

•	Higher average borrowings and related swap positions, as a result of higher average leverage in support of the larger average investment portfolio.

Net Interest Margin and Interest Rate Spread

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Net interest margin	$223,259	$254,559	$309,244	-12%	-18%
Effective net interest margin	$281,447	$253,507	$309,244	11%	-18%

Average portfolio yield	2.09%	1.96%	2.28%	7%	-14%
Average cost of funds	0.87%	0.93%	0.96%	-6%	-3%
Average interest rate spread	1.22%	1.03%	1.32%	18%	-22%

Average portfolio yield, including TBA dollar roll income	2.20%	1.97%	2.28%	12%	-14%
Effective cost of funds	1.09%	0.96%	0.96%	13%	0%
Effective interest rate spread	1.11%	1.01%	1.32%	10%	-24%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread, combined with our leverage, largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the prior year.  See the discussions of total interest income and interest expense above for the key drivers of these changes.  Effective net interest margin and effective interest rate spread include earnings from our TBA dollar roll securities, which are discussed under “Other Income (Loss)” below.

Other Income (Loss)

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Other income (loss):
Net realized gain (loss) on sale of MBS	$5,196	$(283,012)	$64,347	-102%	-540%
Impairment of MBS	-	(8,102)	-	-100%	NM
Gain on mortgage loans held for investment	8	-	-	NM	NM
Loss on derivative instruments, net	(141,433)	(69,715)	-	103%	NM
Total other income (loss)	$(136,229)	$(360,829)	$64,347	-62%	-661%

NM – Not meaningful

Our other income primarily consists of realized gains and losses on our MBS and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, as can be seen in the table above.  The value of our derivative instruments generally moves consistently with the directional movement of interest rates. The following are key components of the change between periods:

2014 vs. 2013

Other income (loss) increased due primarily to:

•	The realized losses on sale of MBS in 2013, as described in “Overview” and in the 2013 vs. 2012 explanations below; and
•

Our TBA dollar roll securities generated a net gain of $120,618 in 2014, consisting of realized and unrealized gains of $28,610 and TBA dollar roll income of $92,008, both of which are reflected in “Loss on derivative instruments, net.” See 2013 vs. 2012 discussion below for quantification of 2013 activity.  We did not begin financing TBA securities in the dollar roll markets until 4Q13.

These increases in other income (loss) was partially offset by:

•

As interest rates have generally trended lower in 2014, our Futures Contracts lost value.  Net realized and unrealized losses on these contracts were $(206,339) and $(58,883) for 2014 and 2013, respectively, and are reflected in “Loss on derivative instruments, net.”  Note that a portion of the higher loss in 2014 is due to growth in the number of contracts in our Futures Contracts portfolio, which is approximately 40% higher as of December 31, 2014 compared to December 31, 2013.  This growth was a product of our 2013 decision to switch to Futures Contracts as our primary hedging instrument, a transition that was not yet complete as of yearend 2013.  We expect future changes in the size of the Futures Contracts portfolio to generally be in line with changes in the size of our invested assets and related purchase commitments.

•

Effective September 30, 2013, we de-designated our interest rate swaps as cash flow hedges for accounting purposes.  As a result, beginning on October 1, 2013, monthly interest rate swap settlements and the change in fair value of our interest rate swaps, which amounted to a net loss of $(40,190) for 2014 and $(5,949) for 2013, were recorded to “Loss on derivative instruments, net.”  Prior to the de-designation, monthly interest rate swap settlements were recorded to interest expense and changes in interest rate swap fair value were recorded to other comprehensive income.

2013 vs. 2012

Other income (loss) swung to a loss due primarily to:

•

Losses on MBS.  As described in “Overview,” we undertook a portfolio rebalancing initiative over the second half of 2013.  We sold $9.9 billion face value of MBS in 2013 versus $5.8 billion of face value in 2012. We also impaired $158.2 million face value of securities prior to the end of the third quarter of 2013, resulting in a loss of $8,102.

•

In 2013, we began using Eurodollar Futures as part of our hedging strategy.  Net realized and unrealized losses on these contracts were $(58,883) for 2013 and are reflected in “Loss on derivative instruments, net.”  In 2012, our hedging was done exclusively via interest rate swaps, with unrealized gains and losses recorded to “other comprehensive income,” in accordance with hedge accounting.

•

Effective September 30, 2013, we discontinued the designation of our interest rate swaps as cash flow hedges for accounting purposes.  As a result, from October 1, 2013 forward, monthly swap settlements and the change in fair value of our swaps, which amounted to a net loss of $(5,949), were recorded to “Loss on derivative instruments, net.”

•	Our TBA dollar roll positions generated realized losses of $(10,488) and TBA dollar income of $5,605 in 2013, both of which are reflected in “Loss on derivative instruments, net.”

Operating Expenses

	Years Ended December 31			Change vs. Prior Year
	2014	2013	2012	2014	2013
Management fee	$16,532	$18,180	$17,420	-9%	4%
Share-based compensation	3,612	2,594	1,920	39%	35%
General and administrative	10,525	7,092	5,006	48%	42%
Total	$30,669	$27,866	$24,346	10%	14%

Average equity	$2,433,070	$2,731,439	$2,732,423	-11%	0%
Operating expenses as a percentage of average equity, annualized	1.26%	1.02%	0.89%	24%	14%

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew as compared to the prior year as discussed below:

2014 vs. 2013

Operating expenses increased due primarily to:

•	Our share-based compensation increased as our manager has more employees receiving equity grants; and
•

Our general and administrative costs have increased, including expenses related to additional employees, particularly those associated with our operating subsidiaries, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes and/or lines of business.

The increase in operating expenses was partially offset by:

•

The decline in our management fee.  Our management fee is calculated as a percentage of our equity, adjusted to exclude unrealized gains and losses.  Realized losses on MBS in 2013 and realized losses on derivatives from 3Q13 and forward have served to reduce the equity base on which the management fee is calculated.

2013 vs. 2012

•	Our share based compensation increased as we have more employees receiving grants
•	Our general and administrative costs increased including expenses related to additional employees, increased technology (particularly software), insurance and professional fees.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three years ended December 31, 2014:

	2014	2013	2012
Net interest margin	$223,259	$254,559	$309,244
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	81,132	24,328	-
Interest rate swaps – monthly net settlements (after hedge de-designation)	(113,919)	(30,985)	-
Losses on maturing Futures Contracts	(1,033)	-	-
TBA dollar roll income	92,008	5,605	-
Effective net interest margin	281,447	253,507	309,244
Total operating expenses	(30,669)	(27,866)	(24,346)
Dividends on preferred stock	(21,922)	(21,922)	(7,551)
Core earnings	$228,856	$203,719	$277,347

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three years ended December 31, 2014:

	2014		2013		2012
	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$132,495	0.87%	$197,709	0.93%	$197,064	0.96%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(81,132)	-0.53%	(24,328)	-0.12%	-	0.00%
Interest rate swaps – monthly net settlements (after hedge de-designation)	113,919	0.74%	30,985	0.15%	-	0.00%
Losses on maturing Futures Contracts	1,033	0.01%	-	0.00%	-	0.00%
Effective interest expense and effective cost of funds	$166,315	1.09%	$204,366	0.96%	$197,064	0.96%

(1)	Dollar amount as a percentage of our average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2014:

	December 31, 2014
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,770,099	0.35%	$2,780	$13,772,879
30 days to 3 months	1,489,732	0.36%	813	1,490,545
Over 90 days	500,000	0.53%	1,253	501,253
	$15,759,831	0.36%	$4,846	$15,764,677

From time to time we may make forward commitments to purchase agency securities.  The commitments require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. We had no such forward purchase commitments as of December 31, 2014.

As of December 31, 2014 we had the following 15-year TBA dollar roll securities:

Face	Cost	Fair Market Value	Due to Brokers
$3,400,000	$3,509,871	$3,521,816	$3,518,289

As of December 31, 2014 we had the following ARM agency securities forward purchase commitments:

Face	Cost	Fair Market Value	Due to Brokers
$20,095	$20,553	$20,517	$20,553

In addition, we had contractual commitments under interest rate swap agreements as of December 31, 2014.  These agreements were for a total notional amount of $8.3 billion, had an average rate of 1.28% and a weighted average term of 16 months.

Off-Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of December 31, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of December 31, 2014 and December 31, 2013, we had TBA dollar roll transactions outstanding with cost bases of $3,509,871 and $632,270, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At December 31, 2014, we had uncommitted repurchase facilities with 30 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 25 of these counterparties.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
December 31, 2014	$15,235,739	$15,759,831	$15,817,877	$14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862
March 31, 2012	15,981,764	16,556,630	16,691,652	15,566,983

As of December 31, 2014 and December 31, 2013, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.5% and 4.6%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unpledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of December 31, 2014 and December 31, 2013, we had approximately $1.5 billion and $1.6 billion, respectively in MBS, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

As discussed above under “Market and Interest Rate Trends and the Effect on our Portfolio,” over the last few years the residential mortgage market in the United States has experienced difficult conditions including:

•	increased volatility of many financial assets, including MBS and other high-quality MBS assets, due to news of potential security liquidations;
•	increased volatility and deterioration in the broader residential mortgage and MBS markets; and
•	significant disruption in financing of MBS.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
December 31, 2014	$3,687,748	$3,518,289	$3,741,918	$3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

The above table shows all dollar rolls at gross amounts, including dollar roll liabilities for both specified pools and TBAs.  As discussed above, TBA dollar rolls represent off-balance sheet financing.

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

We used the proceeds of our stock offerings to purchase additional MBS, provide working capital, and to provide liquidity for our hedging strategy.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of $1,912, leaving 7,414,553 shares of repurchase capacity available under the Repurchase Program.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At December 31, 2014 and December 31, 2013, our total on-balance sheet borrowings were approximately $15.8 billion and $16.5 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.5:1 and 7.0:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 8.0:1 and 7.3:1 as of December 31, 2014 and December 31, 2013, respectively.

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

Market Valuation of Investment Securities:  We invest in MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans.  Guidance under the Financial Accounting Standards Board (“FASB”) ASC Topic on Investments requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income.

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

Impairment of Assets:  We assess our investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other than temporarily impaired, we use a two-step evaluation process.  First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not is it more likely than not that we will be required to sell the security prior to recovering its amortized cost basis.  If we determine that the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  We recorded $8,102 of impairment as of September 30, 2013, on securities that were sold at a loss in early October of 2013.  There were no other impairment losses recognized during any of the other periods presented.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the yields earned on our investments and the cost of our borrowing and hedging activities.  The cost of our borrowings will generally be based on prevailing market interest rates.  During periods of rising interest rates, our borrowing costs tend to increase while the income earned on MBS may remain substantially unchanged until the interest rates reset.  This results in a narrowing of the net interest spread between the assets and related borrowings and may even result in losses.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at December 31, 2014 and December 31, 2013, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

         December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	4.23%	(0.35%)
+ 0.50%	2.83%	(0.11%)
- 0.50%	3.74%	(0.13%)
- 1.00%	(1.09%)	(0.45%)

         December 31, 2013

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	0.66%	(0.96%)
+ 0.50%	1.27%	(0.47%)
- 0.50%	6.34%	0.19%
- 1.00%	(2.28%)	0.61%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates.  It is important to note that the impact of changing interest rates on portfolio value and net interest margin can change significantly when interest rates change beyond 100 basis points from current levels.  Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above.  In addition, other factors impact the portfolio value of and net interest margin from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, portfolio value and net interest margin would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Eurodollars Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at December 31, 2014 and December 31, 2013, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

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

Item 8.Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report.  See Index to the Financial Statements on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014.  This report appears on page F-31 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1.	Financial Statements

Included herein at pages F-1 through F-31.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (including all articles of amendment and articles supplementary) (4)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Form of 7.625% Series A Cumulative Redeemable Preferred Stock Certificate (5)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors, LLC dated February 23, 2012 (6)

10.2	2007 Equity Incentive Plan* (1)

10.3	2010 Equity Incentive Plan* (3)

10.4	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.5	Form of Restricted Stock Award Agreement for independent directors * (1)

10.6	Form of Indemnification Agreement * (1)

10.7	First Addendum and Amendment to Restricted Stock Agreements between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

10.8	Consulting Agreement between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

12.1	Statement of computation of ratios of earnings to combined fixed charges and preferred stock dividends

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Submitted electronically herewith as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2014.

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

HATTERAS FINANCIAL CORP.
Dated: February 24, 2015	By:	/s/ Michael R. Hough
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

Date	Signature

February 24, 2015	/s/ Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Michael R. Hough
February 24, 2015	/s/ Benjamin M. Hough	Director
Benjamin M. Hough
February 24, 2015	/s/ David W. Berson	Director
David W. Berson
February 24, 2015	/s/ Ira G. Kawaller	Director
Ira G. Kawaller
February 24, 2015	/a/ Vicki W. McElreath	Director
Vicki W. McElreath
February 24, 2015	/a/ Jeffrey D. Miller	Director
Jeffrey D. Miller
February 24, 2015	/s/ Thomas D. Wren	Director
Thomas D. Wren
February 24, 2015	/s/ Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth A. Steele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying consolidated balance sheets of Hatteras Financial Corp. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Hatteras Financial Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 24, 2015

Charlotte, North Carolina

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)

	December 31, 2014	December 31, 2013
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $16,538,214 and $17,049,670, respectively)	$17,587,010	$17,642,532
Mortgage loans held for investment, at fair value	31,460	-
Cash and cash equivalents (including pledged cash of $323,791 and $225,379, respectively)	627,595	988,705
Unsettled purchased mortgage-backed securities, at fair value	24,792	-
Receivable for securities sold	5,197	231,214
Accrued interest receivable	54,274	55,156
Principal payments receivable	111,439	95,021
Other investments	41,252	34,910
Derivative assets, at fair value	27,151	26,989
Other assets	6,630	2,833
Total assets	$18,516,800	$19,077,360

Liabilities and shareholders’ equity
Repurchase agreements	$15,759,831	$16,129,683
Dollar roll liability	-	351,826
Payable for unsettled securities	24,750	-
Accrued interest payable	6,968	8,279
Derivative liabilities, at fair value	244,591	167,607
Dividends payable	53,014	52,929
Accounts payable and other liabilities	6,850	2,935
Total liabilities	16,096,004	16,713,259

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,771,158 and 96,601,523 shares issued and outstanding, respectively	97	97
Additional paid-in capital	2,454,718	2,453,018
Accumulated deficit	(518,036)	(359,214)
Accumulated other comprehensive income (loss)	205,765	(8,052)
Total shareholders’ equity	2,420,796	2,364,101
Total liabilities and shareholders’ equity	$18,516,800	$19,077,360

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands, except share related amounts)

	2014	2013	2012

Interest income:
Mortgage-backed securities	$354,436	$450,708	$504,800
Mortgage loans held for investment	35	-	-
Short-term cash investments	1,283	1,560	1,508
Total interest income	355,754	452,268	506,308

Interest expense	132,495	197,709	197,064

Net interest margin	223,259	254,559	309,244

Operating expenses:
Management fee	16,532	18,180	17,420
Share-based compensation	3,612	2,594	1,920
General and administrative	10,525	7,092	5,006
Total operating expenses	30,669	27,866	24,346

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	5,196	(283,012)	64,347
Impairment of mortgage-backed securities	-	(8,102)	-
Gain on mortgage loans held for investment	8	-	-
Loss on derivative instruments, net	(141,433)	(69,715)	-
Total other income (loss)	(136,229)	(360,829)	64,347

Net income (loss)	56,361	(134,136)	349,245
Dividends on preferred stock	21,922	21,922	7,551
Net income (loss) available to common shareholders	$34,439	$(156,058)	$341,694

Earnings (loss) per share - common stock, basic	$0.36	$(1.59)	$3.67

Earnings (loss) per share - common stock, diluted	$0.36	$(1.59)	$3.67

Dividends per share of common stock	$2.00	$2.45	$3.30

Weighted average common shares outstanding, basic	96,603,634	98,337,362	93,185,520

Weighted average common shares outstanding, diluted	96,603,634	98,337,362	93,185,520

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

	2014	2013	2012

Net income (loss)	$56,361	$(134,136)	$349,245

Other comprehensive income:

Net unrealized gains (losses) on securities
available for sale	122,824	(391,590)	115,008
Net unrealized gains (losses) on derivative instruments	90,993	120,684	(25,476)
Other comprehensive income (loss)	213,817	(270,906)	89,532

Comprehensive income (loss)	270,178	(405,042)	438,777

Dividends on preferred stock	21,922	21,922	7,551

Comprehensive income (loss) available to
common shareholders	$248,256	$(426,964)	$431,226

Comprehensive income (loss) per share -
common stock basic and diluted	$2.57	$(4.34)	$4.63

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2011	$-	$77	$1,904,748	$2,041	$173,322	$2,080,188
Issuance of preferred stock	278,252	-	-	-	-	278,252
Issuance of common stock	-	22	587,635	-	-	587,657
Share based compensation expense	-	-	1,920	-	-	1,920
Dividends declared on preferred stock	-	-	-	(7,551)	-	(7,551)
Dividends declared on common stock	-	-	-	(306,379)	-	(306,379)
Net income	-	-	-	349,245	-	349,245
Other comprehensive income	-	-	-	-	89,532	89,532
Balance at December 31, 2012	278,252	99	2,494,303	37,356	262,854	3,072,864
Repurchase of common stock	-	(2)	(43,879)	-	-	(43,881)
Share based compensation expense	-	-	2,594	-	-	2,594
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(240,512)	-	(240,512)
Net loss	-	-	-	(134,136)	-	(134,136)
Other comprehensive loss	-	-	-	-	(270,906)	(270,906)
Balance at December 31, 2013	278,252	97	2,453,018	(359,214)	(8,052)	2,364,101
Repurchase of common stock	-	-	(1,912)	-	-	(1,912)
Share based compensation expense	-	-	3,612	-	-	3,612
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(193,261)	-	(193,261)
Net income	-	-	-	56,361	-	56,361
Other comprehensive income	-	-	-	-	213,817	213,817
Balance at December 31, 2014	$278,252	$97	$2,454,718	$(518,036)	$205,765	$2,420,796

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

Operating activities	2014	2013	2012
Net income (loss)	$56,361	$(134,136)	$349,245
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	101,979	165,924	162,844
Reclassification of deferred swap loss	81,132	25,816	-
Amortization related to interest rate swap agreements	226	311	361
Share-based compensation expense	3,612	2,594	1,920
Hedge ineffectiveness	-	(205)	178
Net (gain) loss on sale of mortgage-backed securities	(5,196)	283,012	(64,347)
Impairment loss on mortgage-backed securities	-	8,102	-
Gain on mortgage loans held for investment	(8)	-	-
Net loss on derivative instruments	141,433	68,205	-
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	882	21,957	(14,088)
Increase in other assets	(2,963)	(2,432)	(191)
Increase (decrease) in accrued interest payable	(1,311)	687	2,996
Increase in accounts payable and other liabilities	2,336	572	110
Net cash provided by operating activities	378,483	440,407	439,028

Investing activities
Purchases of mortgage-backed securities	(5,126,375)	(10,180,894)	(17,988,431)
Principal repayments on mortgage-backed securities	3,423,756	5,782,709	5,635,988
Sales of mortgage-backed securities	1,993,707	11,280,146	4,518,105
Purchases of mortgage loans	(31,462)	-	-
Principal repayments on mortgage loans	10	-	-
Net payments on derivative instruments	(53,192)	(67,656)	-
Purchase of equity investment	(6,000)	-	-
Purchase of broker/dealer	(1,349)	-	-
Net cash provided by (used in) investing activities	199,095	6,814,305	(7,834,338)

Financing activities
Issuance of preferred stock	-	-	278,252
Issuance (repurchase) of common stock	(1,912)	(43,881)	587,657
Cash dividends paid	(215,098)	(283,309)	(309,267)
Proceeds from repurchase agreements	151,439,951	226,824,755	231,718,347
Principal repayments on repurchase agreements	(151,809,803)	(233,561,501)	(225,014,293)
Proceeds from dollar roll financing	241,121	1,784,998	-
Repayments on dollar roll financing	(592,947)	(1,433,172)	-
Payment on termination of interest rate swaps	-	(3,342)	-
Net cash provided by (used in) financing activities	(938,688)	(6,715,452)	7,260,696

Net increase (decrease) in cash and cash equivalents	(361,110)	539,260	(134,614)
Cash and cash equivalents, beginning of period	988,705	449,445	584,059
Cash and cash equivalents, end of period	$627,595	$988,705	$449,445

Supplemental disclosure of cash flow information
Cash paid for interest	$166,368	$197,022	$194,068

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$24,750	$-	$722,221
Receivable for securities sold	$5,197	$231,214	$1,587,535
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$48,386	$48,301	$69,176

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands except per share amounts)

1.	Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007.  The Company invests in single-family residential mortgage assets, such as mortgage-backed securities (“MBS”), and other financial assets.  To date, the Company has primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac (“agency securities”).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS and derivative instruments.

Certain prior period amounts have been reclassified to conform to the current period classification.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of cash equivalents approximate their fair value.  Cash and cash equivalents includes cash pledged to derivative counterparties, which is held in margin accounts at various counterparties as collateral related to interest rate swaps, Eurodollar futures contracts and forward commitments to purchase TBA securities.

Financial Instruments

The Company considers its cash and cash equivalents, MBS (settled and unsettled), mortgage loans held for investment, forward purchase commitments, debt security held-to-maturity, receivable for securities sold, accrued interest receivable, principal payments receivable, payable for unsettled securities, derivative instruments, repurchase agreements, dollar roll liability and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, receivable for securities sold, accrued interest receivable, dollar roll liability and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and would be valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs. See Note 4 for discussion of the fair value of MBS. See Note 5 for discussion of the fair value of mortgage loans held for investment.  See Note 6 for discussion of the fair value of the held-to-maturity debt security.  See Note 8 for discussion of the fair value of derivative instruments, including forward purchase commitments.

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

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty and retain collateral when appropriate.  See Note 7 for additional information on repurchase agreements and Note 8 for additional information on dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts.

Mortgage-Backed Securities

The Company invests in MBS representing interests in or obligations backed by pools of single-family residential mortgage loans.  GAAP requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  The Company currently classifies all of its MBS as available-for-sale.  All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  The estimated fair values of MBS are determined by management by obtaining valuations from independent sources and averaging these valuations. Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Forward purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”  See Note 8 for additional information on forward purchase commitments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other-than-temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  See Note 4 for discussion of an other-than temporary impairment recognized during the year ended December 31, 2013.

Mortgage Loans Held for Investment

The Company purchases individual prime jumbo adjustable-rate whole mortgage loans with the intention of securitizing them into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity. The Company intends to purchase the majority of the MBS securities that the securitization trusts will issue, and expects to consolidate the trusts pursuant to ASC guidance regarding variable interest entities.  As a result, the Company expects to benefit from the economics of these loans over their entire life; therefore, the loans have been classified as held for investment.  The Company has elected to account for these loans under the fair value option, pursuant to ASC Topic 825.  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss), consistent with the accounting for the related hedging instruments, thereby enhancing the usefulness of our financial statements.  See Interest Income below for the recognition of the interest component of the change in fair value.  Other changes in fair value are reported in “gain on mortgage loans held for investment” in the consolidated statements of income.

Purchases and sales or paydowns of mortgage loans held for investment are classified as investing cash flows in the consolidated statements of cash flows.

Derivative Instruments

The Company manages economic risks, including interest rate, liquidity and credit risks, primarily by managing the amount, sources, cost and duration of its debt funding.  The objectives of the Company’s risk management strategy are 1) to attempt to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates, and 2) to reduce fluctuations in net book value over a range of interest rate scenarios.  The principal instruments that the Company uses to achieve these objectives are interest rate swaps and Eurodollar Futures Contracts (“Futures Contracts”).  The Company uses Futures Contracts to approximate the economic hedging results achieved with interest rate swaps.  The Company does not enter into any of these transactions for speculative purposes.

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

Derivative instruments in a gain position are reported as derivative assets and derivative instruments in a loss position are reported as derivative liabilities in the Company’s consolidated balance sheets.  In the Company’s consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section if the derivatives are designated as accounting hedges and in the investing section otherwise.  The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments in an asset position fail to perform their obligations under the contracts.  The Company attempts to minimize this risk by limiting its counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

The Company’s interest rate swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges.  No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company's interest rate swap agreements are recorded in “Gain (loss) on derivative instruments, net” in the Company's consolidated statements of income, rather than in other comprehensive income (loss). Also, net interest paid or received under the interest rate swaps, which up through September 30, 2013 was recognized in “interest expense,” is instead recognized in “Gain (loss) on derivative instruments, net.”  These interest rate swaps continue to be reported as assets or liabilities on the Company's consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from interest rate swap activity up through September 30, 2013 remains in AOCI and is recognized in the Company's consolidated statements of income as "interest expense" over the remaining term of the interest rate swaps.  See Note 8 for further information.

The Company may also enter into forward purchase commitments as a means of investing in and financing agency securities via TBA dollar roll transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired-off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Gain (loss) on derivative instruments, net.”  Realized and unrealized gains and losses related to TBA dollar roll transactions are also recognized in “Gain (loss) on derivative instruments, net.”  TBA dollar roll transactions represent off-balance sheet financing.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company records repurchase agreements on the consolidated balance sheets at the amount of cash received (or contract value), with accrued interest recorded separately.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then-prevailing financing rate.  These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

Interest Income

Interest income on MBS is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms.  Premiums and discounts associated with the purchase of the investment securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

The Company recognizes interest income on mortgage loans held for investment based on their stated coupon rates.  If a loan becomes 90 days past due, it is considered non-performing and is placed in non-accrual status.  Accrual of interest income ceases and any existing interest receivables are reversed.  Any cash received while a loan is in non-accrual status is first applied to unpaid principal and then to unpaid interest.  In general, non-performing loans are only restored to accrual status when no principal or interest remains due and unpaid.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on stock compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $3,612, $2,594, and $1,920 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

3.	Fair Value Measurements

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

Other than the Futures Contracts and mortgage loans held for investment and related purchase commitments, all of the Company’s MBS and other derivatives were valued using Level 2 inputs.  The Futures Contracts were valued using Level 1 inputs.  Mortgage loans held for investment (and related purchase commitments) were valued using Level 3 inputs.  See Notes 4, 5 and 7, respectively, for a discussion of the valuation of MBS, mortgage loans and derivatives.

The carrying values and fair values of all the Company’s financial instruments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$17,587,010	$17,587,010	$17,642,532	$17,642,532
Mortgage loans held for investment	31,460	31,460	-	-
Cash and cash equivalents	627,595	627,595	988,705	988,705
Unsettled purchased MBS	24,792	24,792	-	-
Receivable for securities sold	5,197	5,197	231,214	231,214
Accrued interest receivable	54,274	54,274	55,156	55,156
Principal payments receivable	111,439	111,439	95,021	95,021
Debt security, held-to-maturity (1)	15,000	14,853	15,000	14,307
Short-term investments (1)	20,252	20,252	19,910	19,910
Interest rate swaps and swaptions (2)	11,050	11,050	15,841	15,841
Futures Contracts asset (2)	-	-	11,148	11,148
Forward purchase commitments (2)	16,101	16,101	-	-
Liabilities
Repurchase agreements	$15,759,831	15,759,831	$16,129,683	$16,129,683
Dollar roll liability	-	-	351,826	351,826
Payable for unsettled securities	24,750	24,750	-	-
Accrued interest payable	6,968	6,968	8,279	8,279
Interest rate swap liability (3)	42,052	42,052	125,133	125,133
Futures Contracts liability (3)	202,501	202,501	36,733	36,733
Forward purchase commitments (3)	38	38	5,741	5,741

(1)Included in other investments on the consolidated balance sheets.

(2)Included in derivative assets on the consolidated balance sheets.

(3)Included in derivative liabilities on the consolidated balance sheets.

4.	Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at their estimated fair value.  The MBS market is primarily an over-the-counter market.  As such, there are no standard, public market quotations for individual MBS.  The Company estimates the fair value of the its MBS based on a market approach by obtaining values for its securities from third-party pricing services.  The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors.  The third party pricing services also receive data from traders at broker-dealers that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company.

The Company regularly reviews the prices obtained and the methods used to derive those prices.  As part of this evaluation, the Company considers security-specific factors such as coupon, prepayment experience, fixed/adjustable rate, annual and life caps, coupon index, time to next reset and issuing agency, among other factors to ensure that estimated fair values are appropriate.  The Company’s analysis of pricing information obtained also includes comparing the data received to other available information, such as other independent pricing services, repurchase agreement pricing, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors.

In addition to agency securities, the Company’s MBS portfolio includes MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency” securities).  The following table presents the composition of the Company’s MBS at December 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893
Fixed-Rate	1,111,288	-	5,177	1,116,465
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881
Fixed-Rate	158,402	-	1,767	160,169
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408

Total Non-Agency ARMs	75,454	-	148	75,602

Total Mortgage-Backed Securities	$17,354,770	$(35,531)	$267,771	$17,587,010

The following table presents the composition of the Company’s MBS at December 31, 2013.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,620,743	$(44,871)	$167,848	$9,743,720
Fixed-Rate	806,312	(1,798)	3,832	808,346
Total Fannie Mae	10,427,055	(46,669)	171,680	10,552,066

Freddie Mac Certificates
ARMs	6,671,013	(70,752)	57,808	6,658,069
Fixed-Rate	338,738	(1,600)	21	337,159
Total Freddie Mac	7,009,751	(72,352)	57,829	6,995,228

Ginnie Mae Certificates
ARMs	-	-	-	-
Fixed-Rate	96,236	(998)	-	95,238
Total Ginnie Mae	96,236	(998)	-	95,238

Total Mortgage-Backed Securities	$17,533,042	$(120,019)	$229,509	$17,642,532

The components of the carrying value of available-for-sale MBS at December 31, 2014 and 2013 are presented below.

	As of December 31
	2014	2013
Principal balance	$16,864,583	$17,044,190
Unamortized premium	490,187	488,854
Unamortized discount	-	(2)
Gross unrealized gains	267,771	229,509
Gross unrealized losses	(35,531)	(120,019)
Carrying value/estimated fair value	$17,587,010	$17,642,532

The following table presents components of interest income on the Company’s MBS portfolio for the three years ended December 31, 2014:

	Years Ended December 31
	2014	2013	2012
Coupon interest	$456,415	$616,632	$667,644
Net premium amortization	(101,979)	(165,924)	(162,844)
Interest income	$354,436	$450,708	$504,800

Gross gains and losses from sales of securities for the three years ended December 31, 2014 were as follows:

	Years Ended December 31
	2014	2013	2012
Gross gains	$15,821	$18,717	$66,084
Gross losses	(10,625)	(301,729)	(1,737)
Net gain (loss)	$5,196	$(283,012)	$64,347

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At December 31, 2014 and 2013, the Company had the following securities in a loss position as presented in the following two tables:

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$806,600	$(1,240)	$1,306,153	$(12,497)	$2,112,753	$(13,737)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	498,994	(792)	1,737,760	(21,002)	2,236,754	(21,794)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,305,594	$(2,032)	$3,043,913	$(33,499)	$4,349,507	$(35,531)
Number of securities in an unrealized loss position		56		108		164

	As of December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$3,233,274	$(44,871)	$-	$-	$3,233,274	$(44,871)
Fixed-Rate	281,760	(1,798)	-	-	281,760	(1,798)
Freddie Mac Certificates
ARMs	4,046,473	(70,752)	-	-	4,046,473	(70,752)
Fixed-Rate	316,835	(1,600)	-	-	316,835	(1,600)
Ginnie Mae Certificates
ARMs	-	-	-	-	-	-
Fixed-Rate	95,238	(998)	-	-	95,238	(998)
Total temporarily impaired securities	$7,973,580	$(120,019)	$-	$-	$7,973,580	$(120,019)
Number of securities in an unrealized loss position		279		-		279

The Company did not make the decision to sell the above securities as of December 31, 2014 and 2013, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  The Company recognized an other-than-temporary impairment of $8,102 as of September 30, 2013 on three securities the Company had decided to sell as of that date, prior to the recovery of their amortized cost.  These securities were disposed of in early October 2013.  There were no other impairment losses recognized during the three year period presented herein.

The contractual maturity of the Company’s MBS ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.  The following table presents certain information about the Company’s adjustable rate MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
			Weighted			Weighted
			Average			Average
	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
Months to Coupon Reset
0 - 12	$2,272,988	14.0%	3.02%	$1,236,878	7.5%	3.15%
13 - 24	1,799,368	11.0%	2.97%	1,614,081	9.8%	3.49%
25 - 36	2,026,261	12.4%	2.73%	2,321,985	14.2%	2.99%
37 - 48	2,268,665	13.9%	2.89%	2,524,939	15.4%	2.73%
49 - 60	5,855,524	35.9%	2.52%	2,483,318	15.1%	2.94%
61 - 72	880,039	5.4%	2.52%	4,750,098	29.0%	2.46%
73 - 84	1,207,531	7.4%	2.98%	1,470,490	9.0%	2.44%
Total ARMS	$16,310,376	100.0%	2.75%	$16,401,789	100.0%	2.80%

The following table presents certain information about the Company’s fixed rate MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
			Weighted			Weighted
			Average			Average
Wtd Average Months to Maturity	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
121-132	$73,814	5.8%	3.50%	$-	-	-
133-144	589,051	46.1%	3.50%	75,693	6.1%	3.50%
145-156	613,769	48.1%	3.43%	477,544	38.5%	3.50%
157-168	-	-	0.00%	95,238	7.7%	3.00%
169-180	-	-	0.00%	592,268	47.7%	3.50%
Total Fixed Rate Securities	$1,276,634	100.0%	3.47%	$1,240,743	100.0%	3.46%
5.	Mortgage Loans Held for Investment

The Company purchases individual jumbo whole mortgage loans with the intention of securitizing them.  These loans are considered held for investment and are accounted for under the fair value option.  See Note 2 for further discussion.  As of December 31, 2014, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $30,792 and $31,460, respectively.  The Company did not invest in mortgage loans prior to 2014.

Based on the unpaid principal balance of the mortgage loans held at December 31, 2014, 82% were on properties located in California.  Less than 5% were located in any other individual state.

The following table provides additional data on our mortgage loan portfolio at December 31, 2014.

	December 31, 2014		December 31, 2013
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$447 to $1,332	$790	n/a	n/a
Interest rate	2.75% to 3.75%	3.43%	n/a	n/a
Maturity	6/2044 to 12/2044	9/2044	n/a	n/a
FICO score at loan origination	705 to 813	762	n/a	n/a
Loan-to-value ratio at loan origination	28% to 80%	65%	n/a	n/a

No loans were 90 days or more past due and none were on nonaccrual status at December 31, 2014.

The following table presents the reconciliation of mortgage loans held for investment.

	Years Ended December 31
	2014	2013	2012
Fair value, beginning of period	$-	$-	$-
Gains included in net income:	-	-	-
Interest income	35	-	-
Gain on mortgage loans held for investment	8	-	-
Total gains included in net income	43	-	-
Settlements	(46)	-	-
Sales	-	-	-
Purchases	31,463	-	-
Fair value, end of period	$31,460	$-	$-

None of the change in the fair value of the mortgage loans was attributable to changes in credit risk.

The Company classifies its mortgage loans held for investment as Level 3 in the fair value hierarchy.  Prices for these instruments are obtained from third party pricing providers which use significant unobservable inputs in their valuations.  These valuations are prepared on an instrument-by-instrument basis and primarily use discounted cash flow models that include unobservable market data inputs including prepayment speeds, delinquency levels, and credit losses.  Model valuations are then compared to external indicators such as market price quotations from market makers for similar instruments and recent transactions in the same or similar instruments.  These valuations may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information.  The valuation of mortgage loans held for investment requires significant judgment by the third-party pricing provider and management.  Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.  Management reviews the valuations received from the third-party pricing provider.  As part of this review, prices are compared against other pricing along with internal valuation expertise to ensure assumptions and pricing is reasonable.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at December 31, 2014.

		Weighted
Unobservable Input	Range	Average
Discount rate	3.6% - 3.9%	3.8%
Conditional refinance rate	12.4% - 19.3%	15.3%
Default rate	0% - 1.5%	0.4%
Loss severity	10.2% - 19.9%	13.8%

6.	Other Investments

Other investments consisted of the following items as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Short-term investments	$20,252	$19,910
Debt security, held-to-maturity	15,000	15,000
Equity investment	6,000	-
Total other investments	$41,252	$34,910

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,853 and $14,307 at December 31, 2014 and 2013, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security.  The Company accounts for the equity investment under the cost method and concluded there have been no identified events or circumstances that would have a significant adverse effect on the fair value of the investment since the purchase date.

7.	Repurchase Agreements

The Company uses repurchase agreements to finance MBS purchases.  These repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are closely related to LIBOR.  At December 31, 2014 and 2013, the Company had repurchase indebtedness outstanding with 25 counterparties, with a weighted-average remaining contractual maturity of 1.0 and 0.8 months, respectively.  The following table presents the contractual maturity information regarding the Company’s repurchase agreements:

	December 31, 2014		December 31, 2013
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,770,099	0.35%	$13,170,898	0.37%
30 days to 3 months	1,489,732	0.36%	2,958,785	0.40%
3 months to 36 months	500,000	0.53%	-	-
	$15,759,831	0.36%	$16,129,683	0.37%

The fair value of securities, and accrued interest the Company had pledged under repurchase agreements at December 31, 2014 and 2013 was $16,575,106 and $17,088,392, respectively.

See Notes 2 and 8 for discussion of TBA dollar roll transactions, which represent off-balance sheet financing.

8.	Derivatives and Other Hedging Instruments

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate swaptions are based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on inputs from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 4.  The fair value of forward purchase commitments for whole loans was determined using the same methodology as mortgage loans held for investment as described in Note 5.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments regarding loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Derivative Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013

Interest rate swaps and swaptions	Derivative assets	$11,050	$15,841
Futures contracts	Derivative assets	-	11,148
Forward purchase commitments - MBS	Derivative assets	16,101	-
		$27,151	$26,989

Interest rate swaps	Derivative liabilities	$42,052	$125,133
Futures contracts	Derivative liabilities	202,501	36,733
Forward purchase commitments - MBS	Derivative liabilities	36	5,741
Forward purchase commitments - mortgage loans	Derivative liabilities	2
		$244,591	$167,607

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three years ended December 31, 2014.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $30,715 will be reclassified out of AOCI as an increase to interest expense.

The Company continues to hedge its exposure to variability in future funding costs via interest rate swaps and other derivative instruments.  As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps are recorded in “Loss on derivative instruments, net” in the consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts, as described below.  Monthly net cash settlements under the interest rate swaps are also recorded in “Loss on derivative instruments, net” beginning October 1, 2013.

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Years Ended December 31
	2014	2013
Beginning of period	$10,500,000	$10,700,000
Additions	-	800,000
Expirations and terminations	(2,200,000)	(1,000,000)
End of period	$8,300,000	$10,500,000

As of December 31, 2014, the weighted-average remaining term of the Company’s interest rate swaps is 16 months.  Additional information regarding the Company’s interest rate swaps as of December 31, 2014 follows.

		Wtd. Avg.
		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$3,700,000	6	1.73%
Over 12 months to 24 months	2,400,000	18	0.92%
Over 24 months to 36 months	1,800,000	29	0.89%
Over 36 months to 48 months	400,000	38	0.96%

Total	$8,300,000	16	1.28%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of December 31, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	20,080	4,561	6	992,300	2.74%	3 month LIBOR	7

The Company did not have any interest rate swaptions outstanding at December 31, 2013.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following tables presents the composition of the Company’s Futures Contracts as of December 31, 2014 and 2013, respectively.

	Fair Value
	December 31, 2014	December 31, 2013
Futures Contracts designed to replicate swaps	$(202,202)	$(27,881)
Futures Contracts designed to hedge value changes in forward purchases	(299)	2,296
Total fair value of Futures Contracts	$(202,501)	$(25,585)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Years Ended December 31
	2014	2013
Beginning of period	95,327	-
New positions opened	136,610	125,860
Early settlements	(93,053)	(28,164)
Settlements at maturity	(8,810)	(2,369)
End of period	130,074	95,327

 Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the years ended December 31, 2014 and 2013.

To Be Announced Securities Purchases and Mortgage Loan Commitments

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  15-year TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes, as described in Note 2.  The net fair value of the forward commitment is reported on the balance sheet as an asset or liability.  Whether the unrealized gain (or loss) recognized in net income or other comprehensive income depends on whether or not the commitment has been designated as an accounting hedge, as discussed in Note 2.

The Company had the following ARM securities forward purchase commitments with brokers as of December 31, 2014 and 2013.

	Face	Cost	Fair Market Value	Net Asset (Liability)

December 31, 2014	$20,095	$20,553	$20,517	$(36)
December 31, 2013	$-	$-	$-	$-

15-year TBA contracts may be financed in the dollar roll market.  As shown in “Financial Statement Presentation” below, income from dollar roll transactions and realized and unrealized gains and losses on TBA contracts are recognized in “Loss on derivative instruments, net.”

At December 31, 2014 and 2013, the Company had the following 15-year TBA dollar roll securities:

	Face	Cost	Fair Market Value	Net Asset (Liability)
December 31, 2014	$3,400,000	$3,509,871	$3,521,816	$11,945
December 31, 2013	$600,000	$632,270	$627,187	$(5,083)

At December 31, 2014 and 2013, the Company also had ARM purchase commitments with mortgage originators with estimated net fair values of $4,156 and $(658), respectively, which were recognized in other comprehensive income.

At December 31, 2014, the Company had mortgage loan purchase commitments with mortgage originators with an estimated net fair value of $(2), which was recognized in “Loss on derivative instruments, net.”  The Company did not begin entering purchase commitments on mortgage loans until 2014.

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2014.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$6,489	$-	$6,489
Interest rate swaptions	4,561	(1,558)	3,003
Forward purchase commitments	16,101	-	16,101

Interest rate swaps	$(42,052)	$66,653	$24,601
Forward purchase commitments	(38)	5,585	5,547
Futures contracts	(202,501)	251,553	49,052

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

The following table shows the components of “Loss on derivative instruments, net” for the three years ended December 31, 2014, 2013 and 2012.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Years Ended December 31
	2014	2013	2012
Interest rate swaps – fair value adjustments	$73,729	$25,036	$-
Interest rate swaptions – fair value adjustments	(15,520)	-	-
Interest rate swaps – monthly net settlements	(113,919)	(30,985)	-
Futures Contracts – fair value adjustments	(176,916)	(25,585)	-
Futures Contracts – realized losses	(29,423)	(33,298)	-
Mortgage loan purchase commitments - fair value adjustments	(2)	-	-
TBA dollar roll income	92,008	5,605	-
Net realized and unrealized gains (losses) on TBA dollar rolls	28,610	(10,488)	-
Loss on derivative instruments, net	$(141,433)	$(69,715)	$-

See Note 2 for a discussion of TBA dollar roll transactions and TBA dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s net income and other comprehensive income for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31
	2014	2013	2012
Amount of gain (loss) recognized in OCI (effective portion)	$-	$15,030	$(141,392)
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(81,132)	(116,847)	(116,792)
Amount of loss recognized in net income as interest expense (ineffective portion)	-	(205)	(178)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the years ended December 31, 2014 and 2013.

	Years Ended December 31
	2014	2013
Beginning balance	$(111,174)	$(243,051)
Unrealized gain on interest rate swaps	-	15,030
Reclassification of net losses included in income statement	81,132	116,847
Ending balance	$(30,042)	$(111,174)

Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At December 31, 2014, the Company was in compliance with these requirements.

As of December 31, 2014, the fair value of derivatives in a net liability position related to these agreements was $42,052.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2014.

9.	Capital Stock

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

On August 27, 2012, the Company issued 11,500,000 shares (including 1,500,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001 per share and a liquidation preference of $25.00 per share (total liquidation preference of $287,500) plus accrued and unpaid dividends (whether or not declared).  Holders of shares of the Series A Preferred Stock are entitled to cumulative cash dividends at the rate of 7.625% per year of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.90625 per share). The Company may not redeem the Series A Preferred Stock before August 27, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT and except as described in the Company’s articles supplementary upon the occurrence of a change of control (as defined in the articles supplementary).  After August 27, 2017, the shares are redeemable at the Company’s option.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s affairs.  Holders of shares of the Series A Preferred stock generally have no voting rights, unless dividends are in arrears for six or more consecutive quarters.  Through December 31, 2014, the Company has declared and paid all required quarterly dividends on the Series A Preferred Stock.

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

For the years ended December 31, 2014 and 2013, the Company did not issue any shares of common stock under the 2012 Program.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the years ended December 31, 2014 and 2013, the Company repurchased 100,000 and 2,485,447, respectively, of shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $1,912 and $43,881, respectively.  As of December 31, 2014, there are 7,414,553 shares of repurchase capacity available under the Repurchase Program.

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

10.	Earnings per Share

The following table details the Company’s calculation of earnings per share for the three years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Basic earnings per share:
Net income (loss)	$56,361	$(134,136)	$349,245
Less preferred stock dividends	(21,922)	(21,922)	(7,551)
Net income (loss) available to common shareholders	$34,439	$(156,058)	$341,694

Weighted average shares	96,603,634	98,337,362	93,185,520

Basic earnings (loss) per share	$0.36	$(1.59)	$3.67

Diluted earnings per share:
Net income (loss)	$56,361	$(134,136)	$349,245
Less preferred stock dividends	(21,922)	(21,922)	(7,551)
Net income (loss) available to common shareholders	$34,439	$(156,058)	$341,694

Weighted average shares	96,603,634	98,337,362	93,185,520
Potential dilutive shares from exercise of stock options	-	-	-
Diluted weighted average shares	96,603,634	98,337,362	93,185,520

Diluted earnings (loss) per share	$0.36	$(1.59)	$3.67

There were no potentially dilutive shares for the three years ended December 31, 2014.

11.	Equity Incentive Plans

The Company’s equity incentive plans provide for the grant of awards to the Company’s employees, the Company’s manager and its employees, the Company’s independent directors, and other significant service providers.  Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards or other stock-based awards, and typically vest over periods of three to five years from grant date.  The equity incentive plans are administered by the compensation and governance committee or by any other committee appointed by the board of directors or, in the absence of such a committee, by the board of directors.  At December 31, 2014, 258,592 awards relating to shares of common stock remained available for grant.  Unless previously terminated by the board of directors, awards may be granted under the equity incentive plans until the tenth anniversary of the date that the Company’s shareholders approved such plan.

Restricted Stock Awards

For the year ended December 31, 2014, the Company issued 269,635 shares of restricted common stock and recognized an expense of $321 related to the vesting of these shares.  The outstanding share grants vest over a three or five year period.  The fair market value of the shares granted was determined by the closing stock market price on the date of grant.  The Company also recognized $3,291 of compensation expense in the current year related to restricted shares issued in prior years.  At December 31, 2014, the Company had unrecorded compensation expense of $12,436 related to the unvested shares of restricted common stock granted.  This expense is expected to be recognized over a weighted average remaining period of 3.7 years as of December 31, 2014.  The following table presents information about the Company’s restricted stock awards for the periods presented:

	2014		2013
		Weighted		Weighted
	Shares of	Average	Shares of	Average
	Restricted	Price on	Restricted	Price on
	Stock	Grant Date	Stock	Grant Date
Shares non-vested at beginning of year	524,248	$23.22	351,192	$27.75
Granted	269,635	19.30	264,316	18.76
Cancelled/forfeited	-	-	-	-
Vested	(140,592)	24.32	(91,260)	27.69
Shares non-vested at end of year	653,291	$21.37	524,248	$23.22

The total fair value of restricted stock awards vested during the year ended December 31, 2014, 2013 and 2012 were $2,658, $1,871 and $1,807, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

12.Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”).  All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes five independent directors.  The Management Agreement expires on February 23, 2016 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances.  ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

	Years Ended December 31
	2014	2013	2012
Management Fee	$16,532	$18,180	$17,420
Reimbursable Expenses	4,239	3,200	1,779
Total	$20,771	$21,380	$19,199

Share-based compensation	$3,612	$2,594	$1,920

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At December 31, 2014 and 2013, the Company owed ACA $3,198 and $2,752, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

13.	Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 4 and Note 8.  As discussed in Note 8, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	127,946	558	32	11,789	140,325

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(516)	-	(7,011)	(7,527)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(5,196)	-	-	-	(5,196)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	81,132	81,132

Net current period other comprehensive income (loss)	122,750	42	32	90,993	213,817

Accumulated other comprehensive income (loss) at December 31, 2014	$232,240	$42	$(595)	$(25,922)	$205,765

The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2013.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassification	(680,967)	642	(520)	(21,054)	(701,899)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(1,859)	-	24,891	23,032

Income Statement Reclassifications:
Amounts reclassified to net loss on the sale of MBS	283,012	-	-	-	283,012
Amounts reclassified for impairment loss on mortgage-backed securities	8,102	-	-	-	8,102
Amounts reclassified to interest expense	-	-	-	116,847	116,847

Net current period other comprehensive income (loss)	(389,853)	(1,217)	(520)	120,684	(270,906)

Accumulated other comprehensive income (loss) at December 31, 2013	$109,490	$-	$(627)	$(116,915)	$(8,052)

14.Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2014 and 2013.

Hatteras Financial Corp.

Consolidated Statements of Income

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
(Dollars in thousands, except share related amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Mortgage-backed securities	$87,702	$80,969	$89,458	$96,307
Mortgage loans held for investment	35	-	-	-
Short-term cash investments	324	330	347	282
Total interest income	88,061	81,299	89,805	96,589

Interest expense	26,966	31,950	35,128	38,451

Net interest margin	61,095	49,349	54,677	58,138

Operating expenses:
Management fee	4,112	4,122	4,144	4,154
Share-based compensation	1,020	890	842	860
General and administrative	3,941	2,113	2,324	2,147
Total operating expenses	9,073	7,125	7,310	7,161

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	2,107	237	(4,584)	7,436
Impairment of mortgage-backed securities	-	-	-	-
Gain on mortgage loans held for investment	8	-	-	-
Gain (loss) on derivative instruments, net	(79,988)	35,430	(55,260)	(41,615)
Total other income (loss)	(77,873)	35,667	(59,844)	(34,179)

Net income (loss)	(25,851)	77,891	(12,477)	16,798
Dividends on preferred stock	5,481	5,480	5,481	5,480
Net income (loss) available to common shareholders	$(31,332)	$72,411	$(17,958)	$11,318

Earnings (loss) per share - common stock, basic	$(0.32)	$0.75	$(0.19)	$0.12

Earnings (loss) per share - common stock, diluted	$(0.32)	$0.75	$(0.19)	$0.12

Dividends per share of common stock	$0.50	$0.50	$0.50	$0.50

Weighted average common shares outstanding, basic	96,728,821	96,563,132	96,515,599	96,606,081

Weighted average common shares outstanding, diluted	96,728,821	96,563,132	96,515,599	96,606,081

Hatteras Financial Corp.

Consolidated Statements of Income

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
(Dollars in thousands, except share related amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Mortgage-backed securities	$104,312	$107,040	$115,115	$124,241
Short-term cash investments	456	303	359	442
Total interest income	104,768	107,343	115,474	124,683

Interest expense	40,754	51,599	52,079	53,277

Net interest margin	64,014	55,744	63,395	71,406

Operating expenses:
Management fee	4,224	4,522	4,714	4,720
Share-based compensation	701	637	627	629
General and administrative	2,583	1,538	1,602	1,369
Total operating expenses	7,508	6,697	6,943	6,718

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(68,679)	(225,635)	8,802	2,500
Impairment of mortgage-backed securities	-	(8,102)	-	-
Gain (loss) on derivative instruments, net	2,205	(77,456)	5,485	51
Total other income (loss)	(66,474)	(311,193)	14,287	2,551

Net income (loss)	(9,968)	(262,146)	70,739	67,239
Dividends on preferred stock	5,481	5,481	5,480	5,480
Net income (loss) available to common shareholders	$(15,449)	$(267,627)	$65,259	$61,759

Earnings (loss) per share - common stock, basic	$(0.16)	$(2.72)	$0.66	$0.62

Earnings (loss) per share - common stock, diluted	$(0.16)	$(2.72)	$0.66	$0.62

Dividends per share of common stock	$0.50	$0.55	$0.70	$0.70

Weighted average common shares outstanding, basic	97,389,614	98,318,205	98,830,054	98,827,587

Weighted average common shares outstanding, diluted	97,389,614	98,318,205	98,830,054	98,827,587

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hatteras Financial Corp.  as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Hatteras Financial Corp. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 24, 2015

Charlotte, North Carolina