Form 10-Q
period 2015-03-31
Hatteras Financial Corp
filed 2015-04-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock ($0.001 par value)	96,790,541

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $15,882,265 and $16,538,214, respectively)	$16,925,004	$17,587,010
Mortgage loans held for investment, at fair value	123,301	31,460
Cash and cash equivalents (including pledged cash of $431,574 and $323,791, respectively)	627,673	627,595
Unsettled purchased mortgage-backed securities, at fair value	104,789	24,792
Receivable for securities sold	13,423	5,197
Accrued interest receivable	51,620	54,274
Principal payments receivable	106,522	111,439
Other investments	41,438	41,252
Derivative assets, at fair value	35,285	27,151
Other assets	7,213	6,630
Total assets	$18,036,268	$18,516,800

Liabilities and shareholders’ equity
Repurchase agreements	$15,108,538	$15,759,831
Payable for unsettled securities	103,995	24,750
Accrued interest payable	3,012	6,968
Derivative liabilities, at fair value	331,290	244,591
Dividends payable	53,023	53,014
Accounts payable and other liabilities	14,268	6,850
Total liabilities	15,614,126	16,096,004

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,790,541 and 96,771,158 shares issued and outstanding, respectively	97	97
Additional paid-in capital	2,455,763	2,454,718
Accumulated deficit	(606,448)	(518,036)
Accumulated other comprehensive income	294,478	205,765
Total shareholders’ equity	2,422,142	2,420,796
Total liabilities and shareholders’ equity	$18,036,268	$18,516,800

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended March 31
	2015	2014

Interest income:
Mortgage-backed securities	$86,362	$96,307
Mortgage loans held for investment	467	-
Short-term cash investments	288	282
Total interest income	87,117	96,589

Interest expense	27,314	38,451

Net interest margin	59,803	58,138

Operating expenses:
Management fee	4,095	4,154
Share-based compensation	1,045	860
General and administrative	3,110	2,147
Total operating expenses	8,250	7,161

Other income (loss):
Net realized gain on sale of mortgage-backed securities	16,453	7,436
Gain on mortgage loans held for investment	244	-
Loss on derivative instruments, net	(102,785)	(41,615)
Total other loss	(86,088)	(34,179)

Net income (loss)	(34,535)	16,798
Dividends on preferred stock	5,481	5,480
Net income (loss) available to common shareholders	$(40,016)	$11,318

Earnings (loss) per share - common stock, basic	$(0.41)	$0.12

Earnings (loss) per share - common stock, diluted	$(0.41)	$0.12

Dividends per share of common stock	$0.50	$0.50

Weighted average common shares outstanding, basic	96,783,199	96,606,081

Weighted average common shares outstanding, diluted	96,783,199	96,606,081

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2015	2014

Net income (loss)	$(34,535)	$16,798

Other comprehensive income:

Net unrealized gains on securities
available for sale	74,546	34,138
Net unrealized gains on derivative instruments	14,167	32,467
Other comprehensive income	88,713	66,605

Comprehensive income	54,178	83,403

Dividends on preferred stock	5,481	5,480

Comprehensive income available to
common shareholders	$48,697	$77,923

Comprehensive income per share -
common stock basic and diluted	$0.50	$0.81

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2014	$278,252	$97	$2,454,718	$(518,036)	$205,765	$2,420,796
Share based compensation expense	-	-	1,045	-	-	1,045
Dividends declared on preferred stock	-	-	-	(5,481)	-	(5,481)
Dividends declared on common stock	-	-	-	(48,396)	-	(48,396)
Net loss	-	-	-	(34,535)	-	(34,535)
Other comprehensive income	-	-	-	-	88,713	88,713
Balance at March 31, 2015	$278,252	$97	$2,455,763	$(606,448)	$294,478	$2,422,142

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Three Months Ended March 31
Operating activities	2015	2014
Net income (loss)	$(34,535)	$16,798
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	27,116	22,091
Reclassification of deferred swap loss	13,438	24,684
Amortization related to interest rate swap agreements	29	69
Share-based compensation expense	1,045	860
Net gain on sale of mortgage-backed securities	(16,453)	(7,436)
Gain on mortgage loans held for investment	(244)	-
Net loss on derivative instruments	102,785	41,615
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,654	1,527
Increase in other assets	(669)	(2)
Decrease in accrued interest payable	(3,956)	(4,804)
Increase in accounts payable and other liabilities	8,976	4,052
Net cash provided by operating activities	100,186	99,454

Investing activities
Purchases of mortgage-backed securities	(783,566)	(948,925)
Principal repayments on mortgage-backed securities	877,143	768,532
Sales of mortgage-backed securities	628,123	960,291
Purchases of mortgage loans	(95,769)	-
Principal repayments on mortgage loans	4,172	-
Net payments on derivative instruments	(25,050)	(26,462)
Purchase of equity investment	-	(6,000)
Net cash provided by investing activities	605,053	747,436

Financing activities
Repurchase of common stock	-	(1,912)
Cash dividends paid	(53,868)	(53,782)
Proceeds from repurchase agreements	42,920,560	44,262,079
Principal repayments on repurchase agreements	(43,571,853)	(45,208,305)
Proceeds from dollar roll financing	-	241,121
Repayments on dollar roll financing	-	(592,947)
Net cash used in financing activities	(705,161)	(1,353,746)

Net increase (decrease) in cash and cash equivalents	78	(506,856)
Cash and cash equivalents, beginning of period	627,595	988,705
Cash and cash equivalents, end of period	$627,673	$481,849

Supplemental disclosure of cash flow information
Cash paid for interest	$39,226	$47,915

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$103,995	$157,387
Receivable for securities sold	$13,423	$-
Dividends accrued on preferred stock, not yet paid	$4,628	$4,627
Dividends accrued on common stock, not yet paid	$48,396	$48,258

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Dollars in thousands except per share amounts)

1.       Organization and Business Description

Hatteras Financial Corp. (the “Company”) was incorporated in Maryland on September 19, 2007.  The Company invests in single-family residential mortgage assets, such as mortgage-backed securities (“MBS”), and other financial assets.  To date, the Company has primarily invested in adjustable-rate (“ARMs”) and fixed rate MBS, issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac (“agency securities”).

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

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Financial Instruments

The Company considers its cash and cash equivalents, MBS (settled and unsettled), mortgage loans held for investment, forward purchase commitments, debt security held-to-maturity, receivable for securities sold, accrued interest receivable, principal payments receivable, payable for unsettled securities, derivative instruments, repurchase agreements and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, receivable for securities sold, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and would be valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs. See Note 4 for discussion of the fair value of MBS. See Note 5 for discussion of the fair value of mortgage loans held for investment.  See Note 6 for discussion of the fair value of the held-to-maturity debt security.  See Note 8 for discussion of the fair value of derivative instruments, including forward purchase commitments.

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

Forward purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Loss on derivative instruments, net.” See Note 8 for additional information on forward purchase commitments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other-than-temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. No other-than temporary impairments were recognized during the periods presented herein.

Mortgage Loans Held for Investment

The Company purchases individual prime jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  In order to finance its investment in the loans, the Company may securitize the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  The Company would then purchase the majority of the MBS that the securitization trusts would issue, and would expect to consolidate the trusts pursuant to GAAP.  The Company has elected to account for these loans under the fair value option, pursuant to ASC Topic 825.  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss), consistent with the accounting for the related hedging instruments, thereby enhancing the usefulness of the Company’s financial statements.  See “Interest

Income” below for discussion of the recognition of interest income on mortgage loans.  Other changes in fair value are reported in “Gain on mortgage loans held for investment” in the consolidated statements of income.

Given the Company’s intent to hold the mortgage loans as investments, purchases and sales or paydowns of mortgage loans held for investment are classified as investing cash flows in the consolidated statements of cash flows.

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

The Company accounts for derivative instruments in accordance with ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities, measured at fair value.  The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815.  Changes in fair value related to derivatives not in hedge designated relationships are recorded in “Loss on derivative instruments, net” in the Company’s consolidated statements of income, whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income (loss) and later reclassified to income at the time that the hedged transactions affect earnings.  Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement.

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

The Company’s interest rate swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges.  No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company’s interest rate swap agreements are recorded in “Loss on derivative instruments, net” in the Company’s consolidated statements of income, rather than in other comprehensive income (loss).  Also, net interest paid or received under the interest rate swaps, which up through September 30, 2013 was recognized in “interest expense,” is instead recognized in “Loss on derivative instruments, net.” These interest rate swaps continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from interest rate swap activity up through September 30, 2013 remains in AOCI and is recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the interest rate swaps.  See Note 8 for further information.

The Company may also enter into forward purchase commitments as a means of investing in and financing agency securities via TBA dollar roll transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.” The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Loss on derivative instruments, net.” Realized and unrealized gains and losses related to TBA dollar roll transactions are also recognized in “Loss on derivative instruments, net.”  TBA dollar roll transactions represent off-balance sheet financing.

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

The Company recognizes interest income on mortgage loans held for investment based on their stated coupon rates.  If a loan becomes 90 days past due, it is considered non-performing and is placed in non-accrual status; accrual of interest income ceases and any existing interest receivables are reversed.  Any cash received while a loan is in non-accrual status is first applied to unpaid principal and then to unpaid interest.  In general, non-performing loans are only restored to accrual status when no principal or interest remains due and unpaid.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $1,045 and $860 for the three months ended March 31, 2015 and 2014, respectively.

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

3.       Financial Value Measurements

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

Other than the Futures Contracts and mortgage loans held for investment along with related purchase commitments, all of the Company’s MBS and other derivatives were valued using Level 2 inputs.  The Futures Contracts were valued using Level 1 inputs.  Mortgage loans held for investment (and related purchase commitments) were valued using Level 3 inputs.  See Notes 4, 5 and 8, respectively, for a discussion of the valuation of MBS, mortgage loans and derivatives.

The carrying values and fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 were as follows.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$16,925,004	$16,925,004	$17,587,010	$17,587,010
Mortgage loans held for investment	123,301	123,301	31,460	31,460
Cash and cash equivalents	627,673	627,673	627,595	627,595
Unsettled purchased MBS	104,789	104,789	24,792	24,792
Receivable for securities sold	13,423	13,423	5,197	5,197
Accrued interest receivable	51,620	51,620	54,274	54,274
Principal payments receivable	106,522	106,522	111,439	111,439
Debt security, held-to-maturity (1)	15,000	14,926	15,000	14,853
Short-term investments (1)	20,438	20,438	20,252	20,252
Interest rate swaps and swaptions (2)	3,811	3,811	11,050	11,050
Forward purchase commitments (2)	31,474	31,474	16,101	16,101
Liabilities
Repurchase agreements	$15,108,538	15,108,538	$15,759,831	$15,759,831
Payable for unsettled securities	103,995	103,995	24,750	24,750
Accrued interest payable	3,012	3,012	6,968	6,968
Interest rate swap liability (3)	34,774	34,774	42,052	42,052
Futures Contracts liability (3)	296,516	296,516	202,501	202,501
Forward purchase commitments (3)	-	-	38	38

(1)  Included in other investments on the consolidated balance sheets.

(2)  Included in derivative assets on the consolidated balance sheets.

(3)  Included in derivative liabilities on the consolidated balance sheets.

4.      Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are reported at their estimated fair value.  The MBS market is primarily an over-the-counter market.  As such, there are no standard, public market quotations for individual MBS.  The Company estimates the fair value of its MBS based on a market approach by obtaining values for its securities from third-party pricing services.  The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors. The third-party pricing services also receive data from traders at broker-dealers that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company.

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

In addition to agency securities, the Company’s MBS portfolio includes MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency securities”) and credit risk transfer bonds issued by Fannie Mae and Freddie Mac (“GSE CRT bonds”).  The following table presents the composition of the Company’s MBS at March 31, 2015.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$8,707,525	$(2,435)	$205,411	$8,910,501
Fixed-Rate	1,054,982	-	8,815	1,063,797
Total Fannie Mae	9,762,507	(2,435)	214,226	9,974,298

Freddie Mac Certificates
ARMs	6,589,841	(6,704)	97,288	6,680,425
Fixed-Rate	150,666	-	2,423	153,089
Total Freddie Mac	6,740,507	(6,704)	99,711	6,833,514

Total Agency Securities	16,503,014	(9,139)	313,937	16,807,812

Total Non-Agency Securities (ARMs)	72,791	-	202	72,993
Total GSE CRT Bonds	43,293	-	906	44,199

Total MBS	$16,619,098	$(9,139)	$315,045	$16,925,004

The following table presents the composition of the Company’s MBS at December 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893
Fixed-Rate	1,111,288	-	5,177	1,116,465
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881
Fixed-Rate	158,402	-	1,767	160,169
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408

Total Non-Agency ARMs	75,454	-	148	75,602

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010

The components of the carrying value of available-for-sale MBS at March 31, 2015 and December 31, 2014 are presented below:

	March 31,	December 31,
	2015	2014
Principal balance	$16,157,895	$16,864,583
Unamortized premium	462,410	490,187
Unamortized discount	(1,207)	-
Gross unrealized gains	315,045	267,771
Gross unrealized losses	(9,139)	(35,531)
Carrying value/estimated fair value	$16,925,004	$17,587,010

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	2015	2014
Coupon interest	$113,478	$118,398
Net premium amortization	(27,116)	(22,091)
Interest income	$86,362	$96,307

Gross gains and losses from sales of MBS for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
	2015	2014
Gross gains	$16,510	$7,436
Gross losses	(57)	-
Net gain	$16,453	$7,436

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At March 31, 2015 and December 31, 2014, the Company had the following securities in a loss position as presented in the following two tables:

	As of March 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$25,695	$(139)	$624,502	$(2,297)	$650,197	$(2,436)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	10,017	(6)	1,093,617	(6,697)	1,103,634	(6,703)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$35,712	$(145)	$1,718,119	$(8,994)	$1,753,831	$(9,139)
Number of securities in an unrealized loss position		2		56		58

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$806,600	$(1,240)	$1,306,153	$(12,497)	$2,112,753	$(13,737)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	498,994	(792)	1,737,760	(21,002)	2,236,754	(21,794)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,305,594	$(2,032)	$3,043,913	$(33,499)	$4,349,507	$(35,531)
Number of securities in an unrealized loss position		56		108		164

The Company did not make the decision to sell the above securities as of March 31, 2015 and December 31, 2014, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  No impairment losses were recognized during the periods presented herein.

The contractual maturity of the Company’s MBS ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.

5.       Mortgage Loans Held for Investment

The Company purchases individual jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  The loans are being accounted for under the fair value option.  See Note 2 for further discussion.  As of March 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $120,395 and $123,301, respectively.  As of December 31, 2014, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $30,792 and $31,460, respectively.  The Company did not invest in mortgage loans prior to the fourth quarter of 2014.

The following table provides the geographic distribution of mortgage loans held at March 31, 2015 and December 31, 2014, based on unpaid principal balance.

	March 31, 2015	December 31, 2014
California	64%	82%
Washington	9%	2%
Illinois	8%	2%
Texas	6%	3%
All other	13%	11%
Total	100%	100%

The following table provides additional data on the Company’s mortgage loan portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$213 to $1,966	$777	$447 to $1,332	$790
Current interest rate	2.50% to 4.13%	3.41%	2.75% to 3.75%	3.43%
Maturity	5/2044 to 3/2045	10/2044	6/2044 to 12/2044	9/2044
FICO score at loan origination	700 to 813	772	705 to 813	762
Loan-to-value ratio at loan origination	24% to 80%	68%	28% to 80%	65%

No loans were 90 days or more past due and none were on nonaccrual status at March 31, 2015 or December 31, 2014.

The following table presents the rollforward of mortgage loans held for investment for the periods presented.

	Three Months Ended March 31
	2015	2014
Fair value, beginning of period	$31,460	$-
Purchases	95,769	-
Principal repaid	(4,172)	-
Change in fair value	244	-
Fair value, end of period	$123,301	$-

The portion of the change in the fair value that was attributable to changes in credit risk was immaterial for three months ended March 31, 2015.

The Company classifies its mortgage loans held for investment as Level 3 in the fair value hierarchy.  Prices for these instruments are obtained from third-party pricing providers which use significant unobservable inputs in their valuations.  These valuations are prepared on an instrument-by-instrument basis and primarily use discounted cash flow models that include unobservable market data inputs including prepayment speeds, delinquency levels, and credit losses.  Model valuations are then compared to external indicators such as market price quotations from market makers for similar instruments and recent transactions in the same or similar instruments.  These valuations may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information.  The valuation of mortgage loans held for investment requires significant judgment by the third-party pricing provider and management.  Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.  Management reviews the valuations received from the third-party pricing provider.  As part of this review, prices are compared against other pricing along with internal valuation expertise to ensure assumptions and pricing is reasonable.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	2.4% - 3.9%	3.0%	3.6% - 3.9%	3.8%
Conditional refinance rate	13.6% - 22.7%	17.2%	12.4% - 19.3%	15.3%
Default rate	0% - 1.8%	0.5%	0% - 1.5%	0.4%
Loss severity	10.4% - 20.0%	14.0%	10.2% - 19.9%	13.8%

6.       Other Investments

Other investments consisted of the following items as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Short-term investments	$20,438	$20,252
Debt security, held-to-maturity	15,000	15,000
Equity investment	6,000	6,000
Total other investments	$41,438	$41,252

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,926 and $14,853 at March 31, 2015 and December 31, 2014, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security (which represent Level 2 inputs).  The Company accounts for the equity investment under the cost method and concluded there have been no identified events or circumstances that would have a significant adverse effect on the fair value of the investment since the purchase date.

7.       Repurchase Agreements

The Company uses repurchase agreements to finance MBS purchases.  These repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are closely related to LIBOR.  At March 31, 2015 and December 31, 2014, the Company had repurchase indebtedness outstanding with 28 and 25 counterparties with a weighted average remaining contractual maturity of 1.2 and 1.0 months, respectively.

The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	March 31, 2015		December 31, 2014
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,219,872	0.37%	$13,770,099	0.35%
30 days to 3 months	1,138,666	0.37%	1,489,732	0.36%
3 months to 36 months	750,000	0.53%	500,000	0.53%
	$15,108,538	0.37%	$15,759,831	0.36%

The fair value of securities and accrued interest the Company had pledged under repurchase agreements at March 31, 2015 and December 31, 2014 was $15,916,728 and $16,575,106, respectively.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate swaptions are estimated based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on estimates from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 4.  The fair value of forward purchase commitments for whole loans was determined using the same methodology as mortgage loans held for investment as described in Note 5.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments in order to adjust for loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Derivative Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014

Interest rate swaps and swaptions	Derivative assets	$3,811	$11,050
Forward purchase commitments - MBS	Derivative assets	31,145	16,101
Forward purchase commitments - mortgage loans	Derivative assets	329	-
		$35,285	$27,151

Interest rate swaps	Derivative liabilities	$34,774	$42,052
Futures contracts	Derivative liabilities	296,516	202,501
Forward purchase commitments - MBS	Derivative liabilities	-	36
Forward purchase commitments - mortgage loans	Derivative liabilities	-	2
		$331,290	$244,591

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three months ended March 31, 2015 and 2014.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $18,653 will be reclassified out of AOCI as an increase to interest expense.

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

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Three Months Ended March 31
	2015	2014
Beginning of period	$8,300,000	$10,700,000
Additions	-	-
Expirations and terminations	(1,000,000)	(600,000)
End of period	$7,300,000	$10,100,000

     Information regarding the Company’s interest rate swaps as of March 31, 2015 follows.

		Wtd. Avg.
		Remaining	Weighted Average
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$3,300,000	5	1.53%
Over 12 months to 24 months	2,400,000	18	0.95%
Over 24 months to 36 months	1,600,000	29	0.87%

Total	$7,300,000	15	1.20%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of March 31, 2015, the Company had two interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$4,000	$3,484	12	$1,065,000	3.00%	3 month LIBOR	5

As of December 31, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

During the first quarter of 2015, the Company terminated the swaptions held as of December 31, 2014 and received proceeds of $2,049.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following table presents the composition of the Company’s Futures Contracts as of March 31, 2015 and December 31, 2014, respectively.

	Fair Value
	March 31, 2015	December 31, 2014
Futures Contracts designed to replicate swaps	$(293,502)	$(202,202)
Futures Contracts designed to hedge value changes in forward purchases	(3,014)	(299)
Total fair value of Futures Contracts	$(296,516)	$(202,501)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Three Months Ended March 31
	2015	2014
Beginning of period	130,074	95,327
New positions opened	20,518	77,821
Early settlements	(13,268)	(56,817)
Settlements at maturity	(8,611)	(2,006)
End of period	128,713	114,325

Each Futures Contract embodies $1 million of notional value and corresponds to a Eurodollar contract for a specific three month timeframe.  The effective dates of the Eurodollar contracts underlying the Company’s Futures Contracts range from 2015 through 2021.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three months ended March 31, 2015 and 2014.

To Be Announced Securities Purchases and Mortgage Loan Commitments

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  15-year TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  15-year TBA contracts may also be financed in the dollar roll market.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes, as described in Note 2.  The net fair value of the forward commitment is reported on the balance sheet as an asset or liability.  Whether the unrealized gain (or loss) is recognized in net income or other comprehensive income depends on whether or not the commitment has been designated as an accounting hedge, as discussed in Note 2.

The following table summarizes the Company’s forward purchase commitments as of March 31, 2015.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$349,377	$357,082	$360,836	$3,754
ARMs - dealers	95,000	97,208	98,302	1,094
15-year TBA dollar roll securities	4,300,000	4,440,668	4,466,965	26,297
Whole mortgage loans	71,409	73,034	73,363	329
Total purchase commitments	$4,815,786	$4,967,992	$4,999,466	$31,474

The following table summarizes the Company’s forward purchase commitments as of December 31, 2014.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Whole mortgage loans	11,656	11,937	11,935	(2)
Total purchase commitments	$3,808,687	$3,927,034	$3,943,097	$16,063

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of March 31, 2015.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$327	$-	$327
Interest rate swaptions	3,484	-	3,484
Forward purchase commitments	31,474	-	31,474

Interest rate swaps	$(34,774)	$53,566	$18,792
Forward purchase commitments	-	21,480	21,480
Futures contracts	(296,516)	356,528	60,012

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2014.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$6,489	$-	$6,489
Interest rate swaptions	4,561	(1,558)	3,003
Forward purchase commitments	16,101	-	16,101

Interest rate swaps	$(42,052)	$66,653	$24,601
Forward purchase commitments	(38)	5,585	5,547
Futures contracts	(202,501)	251,553	49,052

The following table shows the components of “Loss on derivative instruments, net” for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	2015	2014
Interest rate swaps – fair value adjustments	$1,116	$15,863
Interest rate swaptions – realized and unrealized losses	(3,027)	-
Interest rate swaps – monthly net settlements	(21,423)	(29,412)
Futures Contracts – fair value adjustments	(94,016)	(17,382)
Futures Contracts – losses from maturities	(7,493)	-
Futures Contracts – other realized losses	(22,374)	(18,606)
Mortgage loan purchase commitments - fair value adjustments	331	-
TBA dollar roll income	23,155	20,821
TBA dollar rolls – realized and unrealized gains (losses)	20,946	(12,899)
Loss on derivative instruments, net	$(102,785)	$(41,615)

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  During the three months ended March 31, 2015 and 2014, $(13,438) and $(24,684), respectively, of deferred swap losses on swaps that were previously designated as cash flow hedges were reclassified from other comprehensive income into net income as interest expense.

The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s AOCI for the three months ended March 31, 2015 and the year ended December 31, 2014.

	Three Months Ended March 31
	2015	2014
Beginning balance	$(30,042)	$(111,174)
Reclassification of net losses to the income statement	13,438	24,684
Ending balance	$(16,604)	$(86,490)

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  The most restrictive of these leverage covenants is that if the Company exceeds a leverage ratio of 10 to 1 then the Company could be declared in default on its derivative obligations with that counterparty.  At March 31, 2015, the Company was in compliance with these requirements.

As of March 31, 2015, the fair value of derivatives in a net liability position related to these agreements was $34,774.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2015.

9.       Capital Stock

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

For the three months ended March 31, 2015 and 2014, the Company did not issue any shares of common stock under the 2012 Program.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three months ended March 31, 2015 and 2014, the Company repurchased 0 and 100,000, respectively, of shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $0 and $1,912, respectively.  As of March 31, 2015, there are 7,414,553 shares of repurchase capacity available under the Repurchase Program.

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

10.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	2015	2014
Basic earnings (loss) per share:
Net income (loss)	$(34,535)	$16,798
Less preferred stock dividends	(5,481)	(5,480)
Net income (loss) available to common shareholders	$(40,016)	$11,318

Weighted average shares	96,783,199	96,606,081

Basic earnings (loss) per share	$(0.41)	$0.12

Diluted earnings (loss) per share:
Net income (loss)	$(34,535)	$16,798
Less preferred stock dividends for antidilutive shares	(5,481)	(5,480)
Net income (loss) available to common shareholders	$(40,016)	$11,318

Weighted average shares	96,783,199	96,606,081
Potential dilutive shares from exercise of stock options	-	-
Diluted weighted average shares	96,783,199	96,606,081

Diluted earnings (loss) per share	$(0.41)	$0.12

There were no potentially dilutive shares for any of the periods presented.

11.      Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”).  All of the Company’s executive officers are also employees of ACA.  ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes six independent directors.  The Management Agreement expires on February 23, 2016 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances.  ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

	Three Months Ended March 31
	2015	2014
Management fee	$4,095	$4,154
Reimbursable expenses	1,293	812
Total	$5,388	$4,966

Share-based compensation	$1,045	$860

 None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At March 31, 2015 and December 31, 2014, the Company owed ACA $3,707 and $3,198, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

12.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 4 and Note 8.  As discussed in Note 8, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2015	$232,240	$42	$(595)	$(25,922)	$205,765

Other comprehensive income before reclassification	90,119	794	129	4,848	95,890

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(42)	-	(4,120)	(4,162)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(16,453)	-	-	-	(16,453)
Amounts reclassified to interest expense	-	-	-	13,438	13,438

Net current period other comprehensive income	73,666	752	129	14,166	88,713

Accumulated other comprehensive income (loss) at March 31, 2015	$305,906	$794	$(466)	$(11,756)	$294,478

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2014.

	Unrealized gain/(loss) on available for sale mortgage-backed securities	Unrealized gain/(loss) on unsettled mortgage-backed securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	41,702	(186)	58	2,042	43,616

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	-	-	658	658

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(7,436)	-	-	-	(7,436)
Amounts reclassified for termination of all-in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	24,684	24,684

Net current period other comprehensive income (loss)	34,266	(186)	58	32,467	66,605

Accumulated other comprehensive income (loss) at March 31, 2014	$143,756	$(186)	$(569)	$(84,448)	$58,553

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to Hatteras Financial Corp.  as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “MBS” refers to mortgage-backed securities; “agency securities” refer to our residential MBS that are issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac; “non-agency securities” refer to our residential MBS that are not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity; “GSE CRT bonds” refer to credit risk transfer bonds issued by Fannie Mae and Freddie Mac; and “ARMs” refer to adjustable-rate mortgage loans which typically either 1) at all times have interest rates that adjust periodically to an increment over a specified interest rate index; or 2) have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

Amounts other than share-related amounts are presented in thousands, unless otherwise noted.

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

Although we believe that our plans, intentions, expectations and beliefs reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions, expectations or beliefs will be achieved.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in government regulations affecting our business, including any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government; changes in interest rates, interest rate spreads, the yield curve or prepayment rates and the market value of our investments; the general volatility of the financial markets, including markets for mortgage securities; the degree and nature of our competition, including competition for MBS from the U.S. Department of the Treasury (the “U.S. Treasury”); changes in our investment, financing and hedging strategies; the liquidity of our portfolio; the concentration of the credit risk we are exposed to; our ability to manage various regulatory risks associated with our business; our ability to borrow to finance our assets; and changes in personnel at our manager or the availability of qualified personnel at our manager.  These and other risks, uncertainties and factors, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our annual report on Form 10-K for the year ended December 31, 2014, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Overview

We are an externally-managed mortgage real estate investment trust (“REIT”) that invests in single-family residential mortgage assets, such as MBS, and other financial assets.  To date, we have primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac.  We refer to these securities as “agency securities.”  During the last quarter of 2014, we also began investing in individual jumbo adjustable-rate whole mortgage loans.  See “New Business Initiatives” below.

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

Our principal goal is to generate earnings for distribution to our shareholders through regular quarterly dividends, while protecting and growing our shareholder’ equity (which we also refer to as our “book value”).  Our income is generated by the difference between the earnings on our investment portfolio and the costs of our borrowings and hedging activities and other expenses.  In general, our strategy focuses on managing the interest rate risk related to our mortgage assets with a bias towards minimizing our exposure to credit risk.  We believe that the best approach to generating a positive net income is to manage our liabilities in relation to the interest rate risks of our investments.  To help achieve this result, we employ financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps, swaptions and futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, and “to-be-announced” (“TBA”) securities to protect against adverse interest rate movements.

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

Our focus is to own assets with short durations and predictable prepayment characteristics.  Since our formation, essentially all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  We invest in both adjustable-rate and fixed-rate MBS.  ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  As of March 31, 2015, our portfolio consisted of approximately $16.9 billion in market value of MBS, consisting of $15.7 billion of adjustable-rate securities and $1.2 billion of fixed-rate securities.

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

The following table presents our company’s key data for the past 12 quarters:

As of	MBS	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
March 31, 2015	$16,925,004	$15,108,538	$2,422,142	96,791	$22.05	$(0.41)
December 31, 2014	17,587,010	15,759,831	2,420,796	96,771	22.05	0.36
September 30, 2014	16,890,424	14,920,959	2,444,492	96,720	22.30	0.75
June 30, 2014	16,651,220	15,019,880	2,433,011	96,517	22.23	(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62
December 31, 2012	23,919,251	22,866,429	3,072,864	98,822	28.19	1.02
September 30, 2012	26,375,137	23,583,180	3,212,556	98,809	29.60	0.83
June 30, 2012	22,367,121	20,152,860	2,692,261	98,074	27.45	0.91

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

Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently, such prepayment rates cannot be predicted with certainty.  To the extent we have acquired MBS at a premium or discount to par, or face value, changes in prepayment rates may impact our current and future yields on those MBS.  In periods of declining interest rates, prepayments on our MBS will likely increase.  If we are unable to reinvest the proceeds of these prepayments at comparable yields, our net interest margin may suffer.  The current climate of government intervention in the mortgage market significantly increases the risk associated with prepayments.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance.  These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;

•	our concentration of credit risk; and
•	the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act of 1940, as amended, and other regulatory and accounting policies related to our business.

Our manager is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio.  Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

U.S. Treasury and Agency Securities Market Intervention

One of the main factors impacting market prices of our investments has been the U.S. Federal Reserve’s programs to purchase U.S. Treasury and agency securities in the open market.  These programs, referred to as “quantitative easing,” are aimed to improve the employment outlook and increase growth in the U.S. economy.  The third round of these purchases, commonly referred to as “QE3” was announced in September 2012.  One effect of these purchases has been an increase in the prices of agency securities, which has contributed to the decrease of our net interest margin. During 2014, the U.S. Federal Reserve began reducing its purchases under QE3, terminating all purchases in October 2014.  The unpredictability and size of these programs has also injected additional volatility into the pricing and availability of our assets.  We believe that if the government decides to sell significant portions of its portfolio we may see meaningful price declines in our agency securities.

Exposure to European Financial Counterparties

We have no direct exposure to any European sovereign credit.  We do finance the acquisition of our MBS with repurchase agreements, some of which are provided by European banks.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from approximately 3%-6% of the amount borrowed.  If during the term of the repurchase agreement financing, a lender should default on its obligation we may not be able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of MBS.  At March 31, 2015, we had entered into repurchase agreements and/or interest rate swaps with eight financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 5.9% of our equity at March 31, 2015.  At March 31, 2015, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.

The following table shows our exposure by country to European banks as of March 31, 2015.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
United Kingdom	2	$36,505	1.5%
France	2	32,730	1.4%
Germany	1	5,945	0.2%
Netherlands	2	46,708	1.9%
Switzerland	1	21,433	0.9%
	8	$143,321	5.9%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest-rate sensitive.  The relationship between several interest rates is generally determinant of the performance of our company.  Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The MBS we buy are affected by the shape of the yield curve, particularly along the area between two-year Treasury rates and 10-year Treasury rates.  The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30-day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
March 31, 2015	0.18%	0.06%	0.56%	1.94%
December 31, 2014	0.17%	0.06%	0.67%	2.17%
September 30, 2014	0.16%	0.07%	0.58%	2.52%
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%
June 30, 2012	0.25%	0.09%	0.30%	1.65%

While short-term rates have been relatively stable over this period, long-term rates have been more volatile.  This primarily affects the values of our assets and hedges, and prepayment rates on our securities.

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

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
March 31, 2015	5.26%	21.04%	15.4
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
June 30, 2012	6.36%	25.42%	19.7
(1)	Scheduled and unscheduled principal payments as a percentage of the average daily face value of the portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of March 31, 2015, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for our 7.625% Series A Cumulative Redeemable Preferred Stock divided by the number of shares of common stock outstanding) was $22.05, unchanged from December 31, 2014, largely due to the effectiveness of our hedge portfolio in offsetting changes in the fair value of our investments and the fact that core earnings in the first quarter roughly approximated common stock dividends declared.  (See “Results of Operations - Use of GAAP and Non-GAAP Measures” for a discussion of core earnings.)  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS and TBAs	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
March 31, 2015	$25.28	$(6.27)	$3.21	$(0.17)	$22.05
December 31, 2014	25.27	(5.35)	2.44	(0.31)	22.05
September 30, 2014	25.27	(4.53)	2.01	(0.45)	22.30
June 30, 2014	25.32	(4.79)	2.36	(0.66)	22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19
September 30, 2012	25.14	0.05	7.16	(2.75)	29.60
June 30, 2012	25.25	0.02	4.73	(2.55)	27.45

Mortgage-backed Securities

We invest in both adjustable-rate and fixed-rate MBS.  At March 31, 2015 and December 31, 2014, we owned $16.9 billion and $17.6 billion, respectively, of MBS.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of March 31, 2015 and December 31, 2014, our MBS portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.85 and 102.91, respectively, of face value.  As of March 31, 2015 and December 31, 2014, we had approximately $462.4 million and $490.2 million, respectively, of unamortized premium included in the cost basis of our MBS.

During the quarter ended March 31, 2015, we purchased approximately $0.9 billion of MBS with a weighted average coupon of 2.48%.  We also sold approximately $0.6 billion of MBS with a weighted average coupon of 3.11% for the three months ended March 31, 2015.  During the three months ended March 31, 2014, we purchased approximately $1.3 billion of MBS with a weighted average coupon of 2.83% and sold approximately $0.6 billion of MBS with a weighted average coupon of 3.4%.  These actions were taken to better position the portfolio for the expected interest rate environment.

We typically own a higher percentage of Fannie Mae ARMs than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

In addition to agency securities, our MBS portfolio includes non-agency securities, which are not issued or guaranteed by a U.S. Government agency or a U.S. Government entity, and GSE CRT bonds issued by Fannie Mae and Freddie Mac.  While GSE CRT bonds are debt obligations of Fannie Mae and Freddie Mac, the payment of principal on these securities is not guaranteed and we may incur a loss if the loans in the associated reference pool experience delinquencies exceeding specified thresholds. We assess the credit risk associated with our investment in GSE CRT bonds by assessing the current performance of the loans in the associated reference pool.  Over time, we expect our investments in non-agency securities and GSE CRT bonds to increase further, given our view of the attractive risk-return attributes of these instruments.

Our MBS portfolio consisted of the following securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$8,707,525	$(2,435)	$205,411	$8,910,501	52.6%
Fixed-Rate	1,054,982	-	8,815	1,063,797	6.3%
Total Fannie Mae	9,762,507	(2,435)	214,226	9,974,298

Freddie Mac Certificates
ARMs	6,589,841	(6,704)	97,288	6,680,425	39.5%
Fixed-Rate	150,666	-	2,423	153,089	0.9%
Total Freddie Mac	6,740,507	(6,704)	99,711	6,833,514

Total Agency Securities	16,503,014	(9,139)	313,937	16,807,812	99.3%

Total Non-Agency ARMs	72,791	-	202	72,993	0.4%
Total GSE CRT Bonds	43,293	-	906	44,199	0.3%

Total MBS	$16,619,098	$(9,139)	$315,045	$16,925,004	100.0%

As of December 31, 2014, our MBS portfolio consisted of the following securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893	53.3%
Fixed-Rate	1,111,288	-	5,177	1,116,465	6.4%
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881	39.0%
Fixed-Rate	158,402	-	1,767	160,169	0.9%
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408	99.6%

Total Non-Agency ARMs	75,454	-	148	75,602	0.4%

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010	100.0%

Adjustable-rate securities

As of March 31, 2015 our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	13.8%	$2,041,038	2.88%	$101.91	$2,080,014	$106.61	$2,176,036
13-24	10.0%	1,484,298	2.73%	$102.60	1,522,838	$106.01	1,573,562
25-36	13.1%	1,947,544	2.91%	$102.76	2,001,307	$105.40	2,052,740
37-48	19.6%	2,942,501	2.71%	$102.85	3,026,242	$104.47	3,074,137
49-60	29.9%	4,534,595	2.47%	$103.02	4,671,462	$103.46	4,691,476
61-72	4.9%	744,081	2.64%	$102.51	762,733	$103.31	768,679
73-84	8.7%	1,309,992	2.92%	$102.37	1,340,990	$104.09	1,363,586
85-96	0.0%	1,090	2.49%	$101.74	1,109	$102.66	1,119
109-120	0.0%	6,536	2.92%	$103.35	6,755	$103.78	6,783
Total ARMS and GSE CRTs	100.0%	$15,011,675	2.70%	$102.68	$15,413,450	$104.64	$15,708,118

As of December 31, 2014, our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	14.0%	$2,128,967	3.02%	$102.24	$2,176,760	$106.76	$2,272,988
13-24	11.0%	1,696,057	2.97%	$102.44	1,737,488	$106.09	1,799,368
25-36	12.4%	1,934,060	2.73%	$102.78	1,987,805	$104.77	2,026,261
37-48	13.9%	2,178,095	2.89%	$102.69	2,236,582	$104.16	2,268,665
49-60	35.9%	5,694,326	2.52%	$103.06	5,868,751	$102.83	5,855,524
61-72	5.4%	861,146	2.52%	$102.65	883,954	$102.19	880,039
73-84	7.4%	1,165,719	2.98%	$102.40	1,193,740	$103.59	1,207,531
Total ARMS	100.0%	$15,658,370	2.75%	$102.73	$16,085,080	$104.16	$16,310,376

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

(2)

For a pass-through certificate, the coupon reflects the weighted-average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency.  The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid.  The percentages indicated in this column are the nominal interest rates that will be effective through the interest rate reset date and have not been adjusted to reflect the purchase price we paid for the face amount of security.

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

As of March 31, 2015, excluding any fixed-rate securities, the ARMs underlying our adjustable-rate MBS had fixed interest rates for an average period of approximately 42 months after which time the interest rates reset and become adjustable annually.  At March 31, 2015, 94.0% of our ARMs were still in their initial fixed-rate period and 6.0% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  As of March 31, 2015, an additional 7.8% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT.  These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.  Our ARMs typically have a maximum initial one-time adjustment of 2% or 5%, and the average annual increase (or decrease) to the interest rates is limited to 2% per year.  The average lifetime cap on increases (or decreases) to the interest rates on our MBS is 5% from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  At March 31, 2015, we owned $1.2 billion of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed-rate securities portfolio at March 31, 2015.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	37.9%	$433,578	3.50%	$105.04	$455,417	$106.31	$460,944
133-144	52.2%	597,906	3.50%	$105.45	630,487	$106.19	634,917
145-156	9.9%	114,736	3.17%	$104.36	119,744	$105.48	121,025
Total Fixed-Rate	100.0%	$1,146,220	3.47%	$105.18	$1,205,648	$106.17	$1,216,886

 The following table details our fixed-rate securities portfolio at December 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	5.8%	$69,483	3.50%	$105.13	$73,048	$106.23	$73,814
133-144	46.1%	555,754	3.50%	$104.99	583,488	$105.99	589,051
145-156	48.1%	580,976	3.43%	$105.54	613,154	$105.64	613,769
Total Fixed-Rate	100.0%	$1,206,213	3.47%	$105.26	$1,269,690	$105.84	$1,276,634

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

Forward Purchases

While most of our purchases of MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Our accounting for these forward purchases depends on whether or not we intend to take physical delivery of the securities.  In either case, the net fair value of the forward commitment is reported on the consolidated balance sheet as a derivative asset or liability.  If we intend to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If we do not intend to take physical delivery of the securities, as is the case with most of our TBA dollar roll transactions, the commitment is not designated as an accounting hedge and the unrealized gains and losses are recorded in “Loss on derivative instruments, net.”

The following table shows MBS forward purchases as of March 31, 2015.

	Current Face Value	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$349,377	$357,082	$360,836	$3,754
ARMs - dealers	95,000	97,208	98,302	1,094
15-year TBA dollar roll securities	4,300,000	4,440,668	4,466,965	26,297
Total MBS purchase commitments	$4,744,377	$4,894,958	$4,926,103	$31,145

The following table shows MBS forward purchases as of December 31, 2014.

	Current Face Value	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Total MBS purchase commitments	$3,797,031	$3,915,097	$3,931,162	$16,065

Liabilities

We have entered into repurchase agreements to finance most of our MBS.  Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  As of March 31, 2015, we had established 30 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at March 31, 2015 of $15.1 billion with 28 counterparties.  We had an outstanding balance of $15.8 billion at December 31, 2014 with 25 different counterparties.

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

As of March 31, 2015, we had entered into 45 interest rate swap agreements with 12 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $7.3 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.

The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of March 31, 2015 were as follows:

Effective Dates	Wtd -Avg. Futures Contract Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd-Avg Rate
2Q 2015	$8,563,000	0.80%	$6,900,000	1.16%	$15,463,000	0.96%
3Q 2015	8,357,000	1.02%	5,800,000	1.06%	14,157,000	1.04%
4Q 2015	8,188,000	1.28%	4,933,333	0.96%	13,121,333	1.16%
1Q 2016	8,039,000	1.55%	4,400,000	0.92%	12,439,000	1.33%
2Q 2016	8,218,000	1.84%	3,800,000	0.92%	12,018,000	1.55%
3Q 2016	7,637,000	2.10%	3,200,000	0.91%	10,837,000	1.75%
4Q 2016	7,084,000	2.35%	2,600,000	0.90%	9,684,000	1.96%
2017	6,933,000	2.89%	1,125,000	0.90%	8,058,000	2.61%
2018	5,682,250	3.33%	50,000	0.96%	5,732,250	3.31%
2019	2,273,500	3.37%	-	-	2,273,500	3.37%
2020	1,316,750	4.04%	-	-	1,316,750	4.04%
2021	314,250	4.00%	-	-	314,250	4.00%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our MBS.  As of March 31, 2015, we had the following interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$4,000	$3,484	12	$1,065,000	3.00%	3 month LIBOR	5

As of December 31, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

New Business Initiatives

In 2013, we began an initiative to invest in individual jumbo adjustable-rate mortgage loans. In order to finance our investment in the loans, the Company may securitize the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We would expect to initially retain all or a majority of the resulting MBS.  Securitizing the loans and retaining the resulting MBS should enable us to obtain lower cost financing than if we were to hold the whole loans without securitizing them.  In connection with this initiative, in addition to an expectation for bulk whole mortgage loan purchases, we have entered into arrangements with certain mortgage loan originators whereby we agree to acquire the loans they originate that are consistent with our guidelines.  We began acquiring whole mortgage loans in December 2014 and, as of March 31, 2015, the unpaid principal balance of our mortgage loans was $120,395.  We anticipate growth within this initiative in the coming months, including one or more securitizations in 2015, but do not expect that the individual mortgage loans and/or the resulting MBS would constitute a significant portion of our investment portfolio in the near future.

Summary Financial Data

The following table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited)
	Three Months Ended March 31
	2015	2014
Statement of Income Data
Interest income on MBS	$86,362	$96,307
Interest income on mortgage loans	467	-
Interest income on short-term cash investments	288	282
Interest expense	(27,314)	(38,451)
Net interest margin	59,803	58,138

Operating expenses	(8,250)	(7,161)

Other income (loss):
Net realized gain on sale of MBS	16,453	7,436
Gain on mortgage loans held for investment	244	-
Loss on derivative instruments, net	(102,785)	(41,615)
Total other loss	(86,088)	(34,179)

Net income (loss)	(34,535)	16,798
Dividends on preferred stock	(5,481)	(5,480)
Net income (loss) available to common shareholders	$(40,016)	$11,318

Comprehensive income available to common Shareholders	$48,697	$77,923

Earnings (loss) per share of common stock, basic and diluted	$(0.41)	$0.12

Comprehensive income per share available to common shareholders, basic and diluted	$0.50	$0.81

Weighted average shares outstanding, basic and diluted	96,783,199	96,606,081

Dividends per common share	$0.50	$0.50

Selected Balance Sheet Data
MBS	$16,925,004	$17,137,956
Total assets	$18,036,268	$17,965,255
Repurchase agreements	$15,108,538	$15,183,457
Shareholders' equity	$2,422,142	$2,392,714

Key Statistics (1)
Average MBS	$17,049,114	$17,485,685
Average debt	$15,482,427	$15,787,282
Average equity	$2,442,640	$2,405,938
Average portfolio yield (2)	2.03%	2.20%
Average cost of funds (3)	0.71%	0.97%
Interest rate spread (4)	1.32%	1.23%
TBA dollar roll income	$23,155	$20,821
Average TBA dollar roll position	$4,027,774	$2,935,689
Average portfolio yield, including TBA dollar roll income (5)	2.08%	2.29%
Effective interest expense (6)	$42,792	$43,179
Effective cost of funds (6)	1.11%	1.09%
Effective net interest margin (7)	$67,480	$74,231
Effective interest rate spread (8)	0.97%	1.20%
Core earnings (9)	$53,749	$61,590
Core earnings per share, basic and diluted (9)	$0.56	$0.64
Average annual portfolio repayment rate (10)	21.04%	17.66%
Debt to equity (at period end) (11)	6.2:1	6.3:1
Debt to paid-in capital (at period end) (12)	5.5:1	5.6:1
Effective debt to equity (at period end) (13)	8.1:1	7.7:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of premium amortization, by our average MBS.
(3)	Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average balance outstanding under our repurchase agreements for the period.
(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(5)

Average portfolio yield, including TBA dollar roll income was calculated the same as average portfolio yield other than to include TBA dollar roll income in the numerator and our average TBA dollar roll position in the denominator.

(6)

Effective interest expense includes certain interest rate swap adjustments and gains/losses on maturities of Eurodollar futures.  Effective cost of funds is effective interest expense for the period divided by average repurchase agreements for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

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

(10)	Our average annual portfolio repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average MBS.
(11)	Our debt to equity ratio was calculated by dividing the amounts outstanding under our repurchase agreements at period end by our shareholders’ equity at period end.
(12)

Our debt to paid-in capital ratio was calculated by dividing the amounts outstanding under our repurchase agreements at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and our additional paid in capital at period end.

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $4,455,020 and $3,159,801 as of March 31, 2015 and 2014, respectively.

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

We define our average cost of funds as our total net interest expense (including hedges) determined in accordance with GAAP divided by our average balance outstanding under our repurchase agreements computed from our books and records, using daily weighted values.  Similarly, we define effective cost of funds as our total effective interest expense divided by our average balance outstanding under our repurchase agreements computed from our books and records, using daily weighted values.

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

Please see “Summary Financial Data” for definitions of other metrics we use below, including average portfolio yield and average portfolio repayment rate.

Overview

Our results since 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the federal funds target rate.  The yield curve flattened in the first quarters of both 2015 and 2014.  The 1Q15 flattening was more pronounced, and the absolute level of interest rates was also lower in the first quarter of 2015.  Our interest rate spread generally declines when the yield curve flattens.  The primary drivers of our comprehensive income are 1) net investment earnings, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.  Note that changes in the composition and strategies of our hedge portfolio between periods can cause differing financial results across different periods even if interest rate movements were similar in those periods

As described under “New Business Initiative” within this Form 10-Q, we began acquiring individual prime jumbo adjustable-rate whole loans in the fourth quarter of 2014.  We anticipate growth within this initiative in the coming years, which will impact future operating trends through diversification of our invested assets.  See footnote 5 of our consolidated financial statements, contained in this Form 10-Q, for further information regarding loans owned as of March 31, 2015 and December 31, 2014.

Our summarized results of operations for the three month periods ended March 31, 2015 and 2014, along with related key metrics, were as follows:

Comprehensive Income

	Three Months Ended March 31
	2015	2014	Change

Total interest income	$87,117	$96,589	-10%
Interest expense	(27,314)	(38,451)	29%
Net interest margin	59,803	58,138	3%

Operating expenses	(8,250)	(7,161)	-15%

Other income (loss):
Net realized gain on sale of MBS	16,453	7,436	121%
Gain on mortgage loans held for investment	244	-	NM
Loss on derivative instruments, net	(102,785)	(41,615)	-147%
Total other loss	(86,088)	(34,179)	-152%

Net income	(34,535)	16,798	-306%
Dividends on preferred stock	(5,481)	(5,480)	0%
Net income available to common shareholders	$(40,016)	$11,318	-454%

Earnings (loss) per share of common stock, basic and diluted	$(0.41)	$0.12	-453%

Other comprehensive income	$88,713	$66,605	33%

Comprehensive income available to common shareholders	$48,697	$77,923	-38%

Comprehensive income per share available to common shareholders, basic and diluted	$0.50	$0.81	-38%

Core earnings	$53,749	$61,590	-13%

Core earnings per share, basic and diluted	$0.56	$0.64	-13%

Weighted average shares outstanding	96,783,199	96,606,081	0%

1Q15 vs. 1Q14

Comprehensive income decreased due primarily to:

●	Continued refinement in the composition of our hedging instruments resulting in a closer matching of the changes in the fair values of our investments and our hedges in 1Q15; and
●	Lower core earnings.

Core earnings decreased due primarily to:

●	Lower effective net interest margin, driven by lower average portfolio yield including TBA dollar roll income, stemming from:
o	Lower weighted-average coupon on MBS and lower yield on TBA dollar rolls; and
o	Higher premium amortization on higher portfolio prepayments.

These decreases to effective net interest margin were partially offset by:

●	The increased average size of our earning assets portfolio, which includes our off-balance sheet TBA dollar roll assets.

Each of these factors is discussed further below.

Total Interest Income

	Three Months Ended March 31
	2015	2014	Change
Coupon interest on MBS, mortgage loans and short-term investments	$114,233	$118,680	-4%
Net premium amortization on MBS	(27,116)	(22,091)	23%
Total interest income	$87,117	$96,589	-10%

Average MBS	$17,049,114	$17,485,685	-2%
Weighted-average coupon on MBS	2.74%	2.81%	-2%
Average portfolio yield	2.03%	2.20%	-8%
Average annual portfolio repayment rate	21.04%	17.66%	19%

The major drivers of our interest income are the coupons on the securities we own, the size of our MBS portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

1Q15 vs. 1Q14

Total interest income decreased due primarily to:

•	The lower weighted-average coupon on our MBS;
•	Higher premium amortization on higher portfolio prepayments; and
•	The smaller average size of our MBS portfolio.

Interest Expense

	Three Months Ended March 31
	2015	2014	Change
Repurchase agreements	$13,847	$13,699	1%
Amortization of interest rate swap costs	29	68	-57%
Reclassification of deferred hedge loss	13,438	24,684	-46%
Interest expense	$27,314	$38,451	-29%

Effective interest expense	$42,792	$43,179	-1%

Average debt	$15,482,427	$15,787,282	-2%
Average rate on debt	0.36%	0.35%	3%
Average cost of funds	0.71%	0.97%	-27%
Effective cost of funds	1.11%	1.09%	1%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  The following are key components of the change between periods:

1Q15 vs. 1Q14

Interest expense decreased due primarily to:

•

The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates and our increased use of dollar roll financing (which is accounted for as a derivative); and

•	The lower amount of deferred swap losses reclassified to interest expense in the current period, due to the runoff of the underlying swaps.

Effective interest expense was relatively flat as higher losses on maturities of Eurodollar futures contracts offset the reduction in interest rate swap payments.  This is a trend that is expected to continue as our interest rate swaps continue to run off and our Eurodollar futures contracts portfolio continues to grow.  Further, the cost of our Eurodollar futures contracts is not straight-line, meaning that the longer dated contracts are typically more expensive to purchase than near-term contracts.  As a result, this component of our effective interest expense may increase in future periods.

Net Interest Margin and Interest Rate Spread

	Three Months Ended March 31
	2015	2014	Change
Net interest margin	$59,803	$58,138	3%
Effective net interest margin	$67,480	$74,231	-9%

Average portfolio yield	2.03%	2.20%	-8%
Average cost of funds	0.71%	0.97%	-27%
Average interest rate spread	1.32%	1.23%	7%

Average portfolio yield, including TBA dollar roll income	2.08%	2.29%	-9%
Effective cost of funds	1.11%	1.09%	1%
Effective interest rate spread	0.97%	1.20%	-19%

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

Other Income (Loss)

	Three Months Ended March 31
	2015	2014	Change
Other income (loss):
Net realized gain on sale of MBS	$16,453	$7,436	121%
Gain on mortgage loans held for investment	244	-	NM
Loss on derivative instruments, net	(102,785)	(41,615)	147%
Total other loss	$(86,088)	$(34,179)	152%

Our other income generally consists of realized gains and losses on our MBS and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, varying with interest rate movements and/or management actions to re-position our portfolio.  The values of our derivative instruments are positively correlated with movements in interest rates. The following are key components of the change between periods:

1Q15 vs. 1Q14

Other loss increased due primarily to:

•

Net realized and unrealized losses on our Futures Contracts were $(123,883) and $(35,988) for 1Q15 and 1Q14, respectively, driven by a larger drop in interest rates during 1Q15 in the two year to seven year portion of the yield curve.  In addition, our Futures Contracts portfolio has grown substantially since 1Q14 as our interest rate swap portfolio continues to run off.

The increase in other loss was partially offset by:

•

Our TBA dollar roll securities generated a net gain of $44,101 in 1Q15, including TBA dollar roll income of $23,155. During 1Q14, our TBA dollar roll securities generated a net gain of $7,922, including TBA dollar roll income of $20,821; and

•	Higher realized gain on sale of MBS from portfolio repositioning.

Operating Expenses

	Three Months Ended March 31
	2015	2014	Change
Management fee	$4,095	$4,154	-1%
Share based compensation	1,045	860	22%
General and administrative	3,110	2,147	45%
Total	$8,250	$7,161	15%

Average equity	$2,442,640	$2,405,938	2%
Operating expenses as a percentage of average equity, annualized	1.35%	1.19%	13%

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew as compared to the prior quarter and year-to-date periods as discussed below:

1Q15 vs. 1Q14

Operating expenses increased due primarily to:

•	Our share-based compensation increased as our manager has more employees receiving equity grants; and
•

Our general and administrative costs have increased, including expenses related to additional employees, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three months ended  March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
Net interest margin	$59,803	$58,138
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	13,438	24,684
Interest rate swaps – monthly net settlements (after hedge de-designation)	(21,423)	(29,412)
Losses on maturing Futures Contracts	(7,493)	-
TBA dollar roll income	23,155	20,821
Effective net interest margin	67,480	74,231
Total operating expenses	(8,250)	(7,161)
Dividends on preferred stock	(5,481)	(5,480)
Core earnings	$53,749	$61,590

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015		2014
	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$27,314	0.71%	$38,451	0.97%
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(13,438)	-0.35%	(24,684)	-0.63%
Interest rate swaps – monthly net settlements (after hedge de-designation)	21,423	0.56%	29,412	0.75%
Losses on maturing Futures Contracts	7,493	0.19%	-	0.00%
Effective interest expense and effective cost of funds	$42,792	1.11%	$43,179	1.09%

Average debt	$15,482,427		$15,787,282

(1) Dollar amount on an annualized basis as a percentage of average repurchase agreements.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2015:

	March 31, 2015
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,219,872	0.37%	$2,952	$13,222,824
30 days to 3 months	1,138,666	0.37%	542	1,139,208
Over 90 days	750,000	0.53%	2,716	752,716
	$15,108,538	0.37%	$6,210	$15,114,748

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2015.  These agreements were for a total notional amount of $7.3 billion, had an average rate of 1.20% and a weighted average term of 15 months.

From time to time we may make forward commitments to purchase our agency securities.  These commitments generally require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We purchase ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fifteen-year fixed TBA securities are a highly liquid security, and may be physically settled, net settled or traded as an investment.  Fifteen-year TBA contracts may also be financed in the dollar roll market.  We also purchase ARM agency securities and mortgage loans directly from loan originators.  Such purchase commitments are entered into on a “best-efforts” basis, which allows for the fact that such originators cannot guarantee that the loans in their pipelines (or the resulting agency securities such loans will be packaged into, if applicable) will actually come to fruition.  As of March 31, 2015, we had the following contractual obligations related to such forward purchases of investments:

	Face / UPB	Cost	Fair Market Value	Due to Brokers / Originators
ARMs - originators	$349,377	$357,082	$360,836	$357,082
ARMs - dealers	95,000	97,208	98,302	97,208
15-year TBA dollar roll securities	4,300,000	4,440,668	4,466,965	4,440,668
Whole mortgage loans	71,409	73,034	73,363	73,034
Total purchase commitments	$4,815,786	$4,967,992	$4,999,466	$4,967,992

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of March 31, 2015 and December 31, 2014,

we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of March 31, 2015 and December 31, 2014, we had TBA dollar roll transactions notional outstanding of $4,440,668 and $3,509,871, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At March 31, 2015, we had uncommitted repurchase facilities with 30 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 28 of these counterparties.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
March 31, 2015	$15,482,427	$15,108,538	$15,873,532	$14,982,204
December 31, 2014	15,235,739	15,759,831	15,817,877	14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860
June 30, 2012	19,599,942	20,152,860	21,086,250	16,449,862

As of March 31, 2015 and December 31, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.5% (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our pledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of March 31, 2015 and December 31, 2014, we had approximately $1.4 billion and $1.5 billion, respectively in MBS, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
March 31, 2015	$4,027,774	$4,455,020	$4,681,289	$3,518,289
December 31, 2014	3,687,748	3,518,289	3,741,918	3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

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

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During the first quarter of 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of

$1,912, leaving 7,414,553 shares of repurchase capacity available under the Repurchase Program as of March 31, 2015.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At March 31, 2015 and December 31, 2014, our total on-balance sheet borrowings were approximately $15.1 billion and $15.8 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.2:1 and 6.5:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 8.1:1 and 8.0:1 as of March 31, 2015 and December 31, 2014, respectively.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature.  Although changes in expected inflation are an important determinant of changes in interest rates, the two are not perfectly correlated.  Therefore, the impact of inflation on our balance sheet and operating results may be imperfect or lagging.  As a result, interest rates and other factors directly influence our performance far more than inflation.  Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our board of directors based in part on our REIT taxable income as calculated under the Code.  In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at March 31, 2015 and December 31, 2014, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

March 31, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	7.65%	(0.51%)
+ 0.50%	4.34%	(0.17%)
- 0.50%	2.99%	(0.13%)
- 1.00%	(1.28%)	(0.69%)

December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	4.23%	(0.35%)
+ 0.50%	2.83%	(0.11%)
- 0.50%	3.74%	(0.13%)
- 1.00%	(1.09%)	(0.45%)

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates.  It is important to note that the impact of changing interest rates on portfolio value and net interest margin can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above.  In addition, other factors impact the portfolio value of, and net interest margin from, our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.  Accordingly, portfolio value and net interest margin would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Eurodollars Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at March 31, 2015 and December 31, 2014, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

Credit Risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate.  However, we intend to retain the risk of potential credit losses on all of the loans underlying our non-agency securities, GSE CRT bonds, and mortgage loans.  With respect to our non-agency securities, credit support contained in MBS deal structures provide a level of protection from losses.  We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-agency securities and mortgage loans.  In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shapes of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.  We further mitigate credit risk in our mortgage loan portfolio through (1) selecting servicers whose specialties are well matched against the underlying attributes of the mortgage borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program.  At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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

Based on management’s evaluation as of March 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015.

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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: April 30, 2015	BY:	/s/ KENNETH A. STEELE
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

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2015.