Form 10-Q
period 2015-06-30
Hatteras Financial Corp
filed 2015-07-24
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2015
Common Stock ($0.001 par value)	96,416,658

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $15,759,447 and $16,538,214, respectively)	$16,669,383	$17,587,010
Mortgage loans held for investment, at fair value	183,320	31,460
Cash and cash equivalents (including pledged cash of $395,424 and $323,791, respectively)	588,608	627,595
Unsettled purchased mortgage-backed securities, at fair value	57,914	24,792
Receivable for securities sold	-	5,197
Accrued interest receivable	50,620	54,274
Principal payments receivable	140,508	111,439
Other investments	41,388	41,252
Derivative assets, at fair value	5,037	27,151
Other assets	21,415	6,630
Total assets	$17,758,193	$18,516,800

Liabilities and shareholders’ equity
Repurchase agreements	$14,993,065	$15,759,831
Payable for unsettled securities	57,917	24,750
Accrued interest payable	3,990	6,968
Derivative liabilities, at fair value	319,711	244,591
Dividends payable	53,023	53,014
Accounts payable and other liabilities	4,300	6,850
Total liabilities	15,432,006	16,096,004

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,790,541 and 96,771,158 shares issued and outstanding, respectively	97	97
Additional paid-in capital	2,456,797	2,454,718
Accumulated deficit	(635,768)	(518,036)
Accumulated other comprehensive income	226,809	205,765
Total shareholders’ equity	2,326,187	2,420,796
Total liabilities and shareholders’ equity	$17,758,193	$18,516,800

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Interest income:
Mortgage-backed securities	$76,270	$89,458	$162,632	$185,765
Mortgage loans held for investment	1,088	-	1,555	-
Short-term cash investments	318	347	606	629
Total interest income	77,676	89,805	164,793	186,394

Interest expense	23,750	35,128	51,064	73,579

Net interest margin	53,926	54,677	113,729	112,815

Operating expenses:
Management fee	4,083	4,144	8,178	8,298
Share-based compensation	1,034	842	2,079	1,702
General and administrative	3,840	2,324	6,950	4,471
Total operating expenses	8,957	7,310	17,207	14,471

Other income (loss):
Net realized gain (loss) on sale of mortgage-backed securities	(309)	(4,584)	16,144	2,852
Loss on mortgage loans held for investment	(689)	-	(445)	-
Loss on derivative instruments, net	(19,415)	(55,260)	(122,200)	(96,875)
Total other loss	(20,413)	(59,844)	(106,501)	(94,023)

Net income (loss)	24,556	(12,477)	(9,979)	4,321
Dividends on preferred stock	5,480	5,481	10,961	10,961
Net income (loss) available to common shareholders	$19,076	$(17,958)	$(20,940)	$(6,640)

Earnings (loss) per share - common stock, basic	$0.20	$(0.19)	$(0.22)	$(0.07)

Earnings (loss) per share - common stock, diluted	$0.20	$(0.19)	$(0.22)	$(0.07)

Dividends per share of common stock	$0.50	$0.50	$1.00	$1.00

Weighted average common shares outstanding, basic	96,790,541	96,515,599	96,786,890	96,560,590

Weighted average common shares outstanding, diluted	96,790,541	96,515,599	96,786,890	96,560,590

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net income (loss)	$24,556	$(12,477)	$(9,979)	$4,321

Other comprehensive income (loss):

Net unrealized gains (losses) on securities
available for sale	(73,253)	81,034	1,294	115,172
Net unrealized gains on derivative instruments	5,584	24,636	19,750	57,103
Other comprehensive income (loss)	(67,669)	105,670	21,044	172,275

Comprehensive income (loss)	(43,113)	93,193	11,065	176,596

Dividends on preferred stock	5,480	5,481	10,961	10,961

Comprehensive income (loss) available to
common shareholders	$(48,593)	$87,712	$104	$165,635

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2014	$278,252	$97	$2,454,718	$(518,036)	$205,765	$2,420,796
Share based compensation expense	-	-	2,079	-	-	2,079
Dividends declared on preferred stock	-	-	-	(10,961)	-	(10,961)
Dividends declared on common stock	-	-	-	(96,792)	-	(96,792)
Net loss	-	-	-	(9,979)	-	(9,979)
Other comprehensive income	-	-	-	-	21,044	21,044
Balance at June 30, 2015	$278,252	$97	$2,456,797	$(635,768)	$226,809	$2,326,187

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Six Months Ended June 30
Operating activities	2015	2014
Net income (loss)	$(9,979)	$4,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	59,277	46,961
Reclassification of deferred swap loss	22,717	47,607
Amortization related to interest rate swap agreements	51	130
Share-based compensation expense	2,079	1,702
Net gain on sale of mortgage-backed securities	(16,144)	(2,852)
Loss on mortgage loans held for investment	445	-
Net loss on derivative instruments	122,200	96,875
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	3,654	2,578
Increase in other assets	(15,052)	(1,182)
Decrease in accrued interest payable	(2,978)	(5,131)
Decrease in accounts payable and other liabilities	(1,397)	(186)
Net cash provided by operating activities	164,873	190,823

Investing activities
Purchases of mortgage-backed securities	(1,739,456)	(2,144,633)
Principal repayments on mortgage-backed securities	1,911,958	1,561,297
Sales of mortgage-backed securities	679,539	1,699,029
Purchases of mortgage loans	(166,770)	-
Principal repayments on mortgage loans	14,465	-
Net payments on derivative instruments	(29,086)	(34,380)
Purchase of equity investment	-	(6,000)
Purchase of broker/dealer	-	(1,349)
Net cash provided by investing activities	670,650	1,073,964

Financing activities
Repurchase of common stock	-	(1,912)
Cash dividends paid	(107,744)	(107,519)
Proceeds from repurchase agreements	81,523,356	83,196,430
Principal repayments on repurchase agreements	(82,290,122)	(84,306,233)
Proceeds from dollar roll financing	-	241,121
Repayments on dollar roll financing	-	(592,947)
Net cash used in financing activities	(874,510)	(1,571,060)

Net decrease in cash and cash equivalents	(38,987)	(306,273)
Cash and cash equivalents, beginning of period	627,595	988,705
Cash and cash equivalents, end of period	$588,608	$682,432

Supplemental disclosure of cash flow information
Cash paid for interest	$61,958	$90,139

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$57,917	$59,811
Receivable for securities sold	$-	$152,177
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$48,395	$48,258

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

June 30, 2015

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

In June 2015, the Company entered into a definitive purchase agreement to acquire Pingora Asset Management, LLC and Pingora Loan Servicing, LLC (together, “Pingora”), a specialized asset manager focused on investing in new-production performing mortgage servicing rights and servicing residential mortgage loans.  The acquisition is subject to customary closing conditions, including requisite regulatory approvals, and is not expected have a material effect on the Company’s net income, financial condition or liquidity.  The Company expects the transaction to close in the third quarter of 2015.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The carrying amounts of cash equivalents approximate their fair value.  Cash and cash equivalents includes cash pledged to derivative counterparties, which is held in margin accounts at various counterparties as collateral related to interest rate swaps, Eurodollar futures contracts and forward commitments to purchase TBA securities (as defined below).

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $1,034 and $842 for the three months ended June 30, 2015 and 2014, respectively.  Share-based compensation expense was $2,079 and $1,702 for the six months ended June 30, 2015 and 2014, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income for the Company generally arises from unrealized gains or losses generated from changes in market values of the securities held as available-for-sale and derivative instruments that have been designated as accounting hedges.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (the “ASU”).  This ASU modifies the principals for consolidation of limited partnerships and similar legal entities (such as limited liability companies) including whether such entities represent variable interest entities or voting interest entities.  The ASU eliminates the presumption that a general partner (or a managing member, in the case of an LLC) should consolidate a limited partnership.  It also changes the conditions under which fees paid to a decision maker or a service provider by a legal entity represent a variable interest in that legal entity.  The ASU is effective January 1, 2016 for calendar year companies and early adoption is permitted.  The Company is currently evaluating the impact of the ASU and its transition methods.

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

The carrying values and fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 were as follows.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$16,669,383	$16,669,383	$17,587,010	$17,587,010
Mortgage loans held for investment	183,320	183,320	31,460	31,460
Cash and cash equivalents	588,608	588,608	627,595	627,595
Unsettled purchased MBS	57,914	57,914	24,792	24,792
Receivable for securities sold	-	-	5,197	5,197
Accrued interest receivable	50,620	50,620	54,274	54,274
Principal payments receivable	140,508	140,508	111,439	111,439
Debt security, held-to-maturity (1)	15,000	14,741	15,000	14,853
Short-term investments (1)	20,388	20,388	20,252	20,252
Interest rate swaps and swaptions (2)	3,840	3,840	11,050	11,050
Forward purchase commitments (2)	1,197	1,197	16,101	16,101
Liabilities
Repurchase agreements	$14,993,065	14,993,065	$15,759,831	$15,759,831
Payable for unsettled securities	57,917	57,917	24,750	24,750
Accrued interest payable	3,990	3,990	6,968	6,968
Interest rate swap liability (3)	19,360	19,360	42,052	42,052
Futures Contracts liability (3)	264,161	264,161	202,501	202,501
Forward purchase commitments (3)	36,190	36,190	38	38

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

In addition to agency securities, the Company’s MBS portfolio includes MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency securities”) and credit risk transfer bonds issued by Fannie Mae and Freddie Mac (“GSE CRT bonds”).  The following table presents the composition of the Company’s MBS at June 30, 2015.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$8,498,889	$(5,793)	$176,445	$8,669,541
Fixed-Rate	1,097,203	(1,243)	3,296	1,099,256
Total Fannie Mae	9,596,092	(7,036)	179,741	9,768,797

Freddie Mac Certificates
ARMs	6,550,748	(13,751)	73,666	6,610,663
Fixed-Rate	140,970	-	1,390	142,360
Total Freddie Mac	6,691,718	(13,751)	75,056	6,753,023

Total Agency Securities	16,287,810	(20,787)	254,797	16,521,820

Total Non-Agency Securities (ARMs)	41,658	-	131	41,789
Total GSE CRT Bonds	106,626	(1,084)	232	105,774

Total MBS	$16,436,094	$(21,871)	$255,160	$16,669,383

The following table presents the composition of the Company’s MBS at December 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893
Fixed-Rate	1,111,288	-	5,177	1,116,465
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881
Fixed-Rate	158,402	-	1,767	160,169
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408

Total Non-Agency ARMs	75,454	-	148	75,602

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010

The components of the carrying value of available-for-sale MBS at June 30, 2015 and December 31, 2014 are presented below:

	June 30,	December 31,
	2015	2014
Principal balance	$15,987,238	$16,864,583
Unamortized premium	451,230	490,187
Unamortized discount	(2,374)	-
Gross unrealized gains	255,160	267,771
Gross unrealized losses	(21,871)	(35,531)
Carrying value/estimated fair value	$16,669,383	$17,587,010

The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Coupon interest	$108,431	$114,328	$221,909	$232,726
Net premium amortization	(32,161)	(24,870)	(59,277)	(46,961)
Interest income	$76,270	$89,458	$162,632	$185,765

Gross gains and losses from sales of MBS for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Gross gains	$(12)	$6,076	$16,498	$13,512
Gross losses	(297)	(10,660)	(354)	(10,660)
Net gain (loss)	$(309)	$(4,584)	$16,144	$2,852

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At June 30, 2015 and December 31, 2014, the Company had the following securities in a loss position as presented in the following two tables:

	As of June 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$705,435	$(1,435)	$572,673	$(4,358)	$1,278,108	$(5,793)
Fixed-Rate	540,681	(1,243)	-	-	540,681	(1,243)
Freddie Mac Certificates
ARMs	868,320	(2,332)	1,032,803	(11,419)	1,901,123	(13,751)
Fixed-Rate	-	-	-	-	-	-
Total GSE CRT Bonds	86,752	(1,084)	-	-	86,752	(1,084)
Total temporarily impaired securities	$2,201,188	$(6,094)	$1,605,476	$(15,777)	$3,806,664	$(21,871)
Number of securities in an unrealized loss position		104		54		158

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$806,600	$(1,240)	$1,306,153	$(12,497)	$2,112,753	$(13,737)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	498,994	(792)	1,737,760	(21,002)	2,236,754	(21,794)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,305,594	$(2,032)	$3,043,913	$(33,499)	$4,349,507	$(35,531)
Number of securities in an unrealized loss position		56		108		164

The Company did not make the decision to sell the above securities as of June 30, 2015 and December 31, 2014, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  No impairment losses were recognized during the periods presented herein.

The contractual maturity of the Company’s MBS ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.

5.       Mortgage Loans Held for Investment

The Company purchases individual jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  The loans are being accounted for under the fair value option.  See Note 2 for further discussion.  As of June 30, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $179,885 and $183,320, respectively.  As of December 31, 2014, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $30,792 and $31,460, respectively.  The Company did not invest in mortgage loans prior to the fourth quarter of 2014.

The following table provides the geographic distribution of mortgage loans held at June 30, 2015 and December 31, 2014, based on unpaid principal balance.

	June 30, 2015	December 31, 2014
California	60%	82%
Illinois	8%	2%
Texas	8%	3%
Washington	5%	2%
All other	19%	11%
Total	100%	100%

The following table provides additional data on the Company’s mortgage loan portfolio at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$17 to $2,000	$759	$447 to $1,332	$790
Interest rate	2.50% to 4.13%	3.40%	2.75% to 3.75%	3.43%
Maturity	5/2044 to 7/2045	12/2044	6/2044 to 12/2044	9/2044
FICO score at loan origination	700 to 815	769	705 to 813	762
Loan-to-value ratio at loan origination	24% to 80%	68%	28% to 80%	65%

No loans were 90 days or more past due and none were on nonaccrual status at June 30, 2015 or December 31, 2014.

The following table presents the rollforward of mortgage loans held for investment for the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Fair value, beginning of period	$123,301	$-	$31,460	$-
Principal purchased	71,001	-	166,770	-
Principal repaid	(10,293)	-	(14,465)	-
Change in fair value	(689)	-	(445)	-
Fair value, end of period	$183,320	$-	$183,320	$-

The portion of the change in the fair value that was attributable to changes in credit risk was immaterial for the three and six months ended June 30, 2015.

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

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	2.0% - 3.7%	3.5%	3.6% - 3.9%	3.8%
Conditional refinance rate	11.8% - 18.7%	14.8%	12.4% - 19.3%	15.3%
Default rate	0% - 1.7%	0.5%	0% - 1.5%	0.4%
Loss severity	0% - 22.9%	14.2%	10.2% - 19.9%	13.8%

6.       Other Investments

Other investments consisted of the following items as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Short-term investments	$20,388	$20,252
Debt security, held-to-maturity	15,000	15,000
Equity investment	6,000	6,000
Total other investments	$41,388	$41,252

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,741 and $14,853 at June 30, 2015 and December 31, 2014, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security (which represent Level 2 inputs).  The Company accounts for the equity investment under the cost method and concluded there have been no identified events or circumstances that would have a significant adverse effect on the fair value of the investment since the purchase date.

7.       Repurchase Agreements

The Company uses repurchase agreements to finance MBS purchases.  These repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are closely related to LIBOR.  At June 30, 2015 and December 31, 2014, the Company had repurchase indebtedness outstanding with 26 and 25 counterparties with a weighted average remaining contractual maturity of 1.5 and 1.0 months, respectively.

The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	June 30, 2015		December 31, 2014
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$13,493,065	0.38%	$13,770,099	0.35%
30 days to 3 months	-	0.00%	1,489,732	0.36%
3 months to 36 months	1,500,000	0.54%	500,000	0.53%
	$14,993,065	0.40%	$15,759,831	0.36%

The fair value of securities and accrued interest the Company had pledged under repurchase agreements at June 30, 2015 and December 31, 2014 was $15,793,188 and $16,575,106, respectively.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate swaptions are estimated based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on estimates from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 4.  The fair value of forward purchase commitments for whole loans was determined using the same methodology as mortgage loans held for investment as described in Note 5.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments in order to adjust for loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Derivative Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014

Interest rate swaps and swaptions	Derivative assets	$3,840	$11,050
Forward purchase commitments - MBS	Derivative assets	1,152	16,101
Forward purchase commitments - mortgage loans	Derivative assets	45	-
		$5,037	$27,151

Interest rate swaps	Derivative liabilities	$19,360	$42,052
Futures contracts	Derivative liabilities	264,161	202,501
Forward purchase commitments - MBS	Derivative liabilities	36,190	36
Forward purchase commitments - mortgage loans	Derivative liabilities	-	2
		$319,711	$244,591

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three and six months ended June 30, 2015 and 2014.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $10,080 will be reclassified out of AOCI as an increase to interest expense.

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

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Beginning of period	$7,300,000	$10,100,000	$8,300,000	$10,700,000
Additions	-	-	-	-
Expirations and terminations	(2,200,000)	(200,000)	(3,200,000)	(800,000)
End of period	$5,100,000	$9,900,000	$5,100,000	$9,900,000

During the second quarter of 2015, the Company terminated swaps with $1,400,000 of notional value for a payment of $5,210.  The terminated swaps had original maturities extending through December 31, 2015.

Information regarding the Company’s interest rate swaps as of June 30, 2015 and December 31, 2014 follows.

	June 30, 2015			December 31, 2014
		Wtd. Avg.			Wtd. Avg.
		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
	Notional	Term	Fixed Interest	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract	Amount	in Months	Rate in Contract

12 months or less	$1,700,000	8	1.09%	$3,700,000	6	1.73%
Over 12 months to 24 months	2,600,000	19	0.91%	2,400,000	18	0.92%
Over 24 months to 36 months	800,000	29	0.93%	1,800,000	29	0.89%
Over 36 months to 48 months	-	-	-	400,000	38	0.96%

Total	$5,100,000	17	0.97%	$8,300,000	16	1.28%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of June 30, 2015, the Company had two interest rate swaptions outstanding, which were entered into during the first quarter of 2015:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$4,000	$3,221	9	$1,065,000	3.00%	3 month LIBOR	5

As of December 31, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	20,080	4,561	6	992,300	2.74%	3 month LIBOR	7

During the first quarter of 2015, the Company terminated the swaptions held as of December 31, 2014 and received proceeds of $2,049.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following table presents the composition of the Company’s Futures Contracts as of June 30, 2015 and December 31, 2014, respectively.

	Fair Value
	June 30, 2015	December 31, 2014
Futures Contracts designed to replicate swaps	$(262,874)	$(202,202)
Futures Contracts designed to hedge value changes in forward purchases	(1,287)	(299)
Total fair value of Futures Contracts	$(264,161)	$(202,501)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Beginning of period	128,713	114,325	130,074	95,327
New positions opened	25,499	24,925	46,017	102,746
Early settlements	(13,881)	(14,162)	(27,149)	(70,979)
Settlements at maturity	(9,055)	(1,813)	(17,666)	(3,819)
End of period	131,276	123,275	131,276	123,275

Each Futures Contract embodies $1 million of notional value and corresponds to a Eurodollar contract for a specific three month timeframe.  The effective dates of the Eurodollar contracts underlying the Company’s Futures Contracts range from 2015 through 2022.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three and six months ended June 30, 2015 and 2014.

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

The following table summarizes the Company’s forward purchase commitments as of June 30, 2015.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$352,183	$359,696	$360,527	$831
ARMs - dealers	75,000	76,445	76,767	322
15-year TBA dollar roll securities	3,655,000	3,759,194	3,723,004	(36,190)
Whole mortgage loans	52,279	53,241	53,286	45
Total purchase commitments	$4,134,462	$4,248,576	$4,213,584	$(34,992)

The following table summarizes the Company’s forward purchase commitments as of December 31, 2014.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Whole mortgage loans	11,656	11,937	11,935	(2)
Total purchase commitments	$3,808,687	$3,927,034	$3,943,097	$16,063

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of June 30, 2015.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$619	$-	$619
Interest rate swaptions	3,221	(405)	2,816
Forward purchase commitments	1,197	-	1,197

Interest rate swaps	$(19,360)	$30,115	$10,755
Forward purchase commitments	(36,190)	36,428	238
Futures contracts	(264,161)	328,881	64,720

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2014.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$6,489	$-	$6,489
Interest rate swaptions	4,561	(1,558)	3,003
Forward purchase commitments	16,101	-	16,101

Interest rate swaps	$(42,052)	$66,653	$24,601
Forward purchase commitments	(38)	5,585	5,547
Futures contracts	(202,501)	251,553	49,052

The following table shows the components of “Loss on derivative instruments, net” for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest rate swaps – net realized and unrealized gains	$10,497	$8,525	$11,613	$24,388
Interest rate swaptions – net realized and unrealized losses	(263)	(2,679)	(3,290)	(2,679)
Interest rate swaps – monthly net settlements	(15,217)	(29,754)	(36,640)	(59,166)
Futures Contracts – fair value adjustments	32,356	(90,005)	(61,660)	(107,387)
Futures Contracts – losses from maturities	(11,074)	-	(18,567)	-
Futures Contracts – other realized losses	(299)	(3,647)	(22,673)	(22,253)
Mortgage loan purchase commitments - fair value adjustments	(284)	-	47	-
TBA dollar roll income	24,901	25,622	48,056	46,443
TBA dollar rolls – net realized and unrealized gains (losses)	(60,032)	36,678	(39,086)	23,779
Loss on derivative instruments, net	$(19,415)	$(55,260)	$(122,200)	$(96,875)

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s AOCI for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Beginning balance	$(16,604)	$(86,490)	$(30,042)	$(111,174)
Reclassification of net losses to the income statement	9,279	22,923	22,717	47,607
Ending balance	$(7,325)	$(63,567)	$(7,325)	$(63,567)

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  At June 30, 2015, the Company was in compliance with these requirements.

As of June 30, 2015, the fair value of derivatives in a net liability position related to these agreements was $19,360.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of June 30, 2015.

9.       Capital Stock

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three and six months ended June 30, 2015, the Company repurchased 0 shares of common stock.  For the three and six months ended June 30, 2014, the Company repurchased 100,000 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $1,912.  As of June 30, 2015, there are 7,414,553 shares of repurchase capacity available under the Repurchase Program.

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

10.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Basic earnings (loss) per share:
Net income (loss)	$24,556	$(12,477)	$(9,979)	$4,321
Less preferred stock dividends	(5,480)	(5,481)	(10,961)	(10,961)
Net income (loss) available to common shareholders	$19,076	$(17,958)	$(20,940)	$(6,640)

Weighted average shares	96,790,541	96,515,599	96,786,890	96,560,590

Basic earnings (loss) per share	$0.20	$(0.19)	$(0.22)	$(0.07)

Diluted earnings (loss) per share:
Net income (loss)	$24,556	$(12,477)	$(9,979)	$4,321
Less preferred stock dividends for antidilutive shares	(5,480)	(5,481)	(10,961)	(10,961)
Net income (loss) available to common shareholders	$19,076	$(17,958)	$(20,940)	$(6,640)

Weighted average shares	96,790,541	96,515,599	96,786,890	96,560,590
Potential dilutive shares from exercise of stock options	-	-	-	-
Diluted weighted average shares	96,790,541	96,515,599	96,786,890	96,560,590

Diluted earnings (loss) per share	$0.20	$(0.19)	$(0.22)	$(0.07)

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Management fee	$4,083	$4,144	$8,178	$8,298
Reimbursable expenses	1,264	876	2,557	1,688
Total	$5,347	$5,020	$10,735	$9,986

Share-based compensation	$1,034	$842	$2,079	$1,702

 None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At June 30, 2015 and December 31, 2014, the Company owed ACA $1,947 and $3,198, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

12.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 4 and Note 8.  As discussed in Note 8, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended June 30, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at April 1, 2015	$305,906	$794	$(466)	$(11,756)	$294,478

Other comprehensive income (loss) before reclassification	(72,926)	(3)	161	1,153	(71,615)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(794)	-	(4,848)	(5,642)

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of MBS	309	-	-	-	309
Amounts reclassified to interest expense	-	-	-	9,279	9,279

Net current period other comprehensive income (loss)	(72,617)	(797)	161	5,584	(67,669)

Accumulated other comprehensive income (loss) at June 30, 2015	$233,289	$(3)	$(305)	$(6,172)	$226,809

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended June 30, 2014.

	Unrealized gain/(loss) on available for sale mortgage-backed securities	Unrealized gain/(loss) on unsettled mortgage-backed securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at April 1, 2014	$143,756	$(186)	$(569)	$(84,448)	$58,553

Other comprehensive income before reclassification	75,608	582	74	3,755	80,019

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	186	-	(2,042)	(1,856)

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of mortgage-backed securities	4,584	-	-	-	4,584
Amounts reclassified to interest expense	-	-	-	22,923	22,923

Net current period other comprehensive income	80,192	768	74	24,636	105,670

Accumulated other comprehensive income (loss) at June 30, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

The following table rolls forward the components of AOCI, including reclassification adjustments, for the six months ended June 30, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2015	$232,240	$42	$(595)	$(25,922)	$205,765

Other comprehensive income (loss) before reclassification	17,193	791	290	6,001	24,275

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(836)	-	(8,968)	(9,804)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(16,144)	-	-	-	(16,144)
Amounts reclassified to interest expense	-	-	-	22,717	22,717

Net current period other comprehensive income (loss)	1,049	(45)	290	19,750	21,044

Accumulated other comprehensive income (loss) at June 30, 2015	$233,289	$(3)	$(305)	$(6,172)	$226,809

The following table rolls forward the components of AOCI, including reclassification adjustments, for the six months ended June 30, 2014.

	Unrealized gain/(loss) on available for sale mortgage-backed securities	Unrealized gain/(loss) on unsettled mortgage-backed securities	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income before reclassification	117,310	396	132	5,797	123,635

Balance Sheet Reclassification:
Amount reclassified to mortgage-backed securities available for sale	-	186	-	(1,384)	(1,198)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of mortgage-backed securities	(2,852)	-	-	-	(2,852)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	47,607	47,607

Net current period other comprehensive income	114,458	582	132	57,103	172,275

Accumulated other comprehensive income (loss) at June 30, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

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

Although we believe that our plans, intentions, expectations and beliefs reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions, expectations or beliefs will be achieved.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in government regulations affecting our business, including any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government; changes in interest rates, interest rate spreads, the yield curve or prepayment rates and the market value of our investments; the general volatility of the financial markets, including markets for mortgage securities; the degree and nature of our competition, including competition for MBS from the U.S. Department of the Treasury (the “U.S. Treasury”); changes in our investment, financing and hedging strategies; the liquidity of our portfolio; the concentration of the credit risk we are exposed to; our ability to manage various regulatory risks associated with our business; our ability to borrow to finance our assets;  changes in personnel at our manager or the availability of qualified personnel at our manager; and our ability to satisfy the conditions to closing of the pending acquisition of Pingora (as defined below).  These and other risks, uncertainties and factors, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our annual report on Form 10-K for the year ended December 31, 2014, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Overview

We are an externally-managed mortgage real estate investment trust (“REIT”) that invests in single-family residential mortgage assets, such as MBS, and other financial assets.  To date, we have primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac.  We refer to these securities as “agency securities.”  During the last quarter of 2014, we also began investing in individual jumbo adjustable-rate whole mortgage loans.  Also, we have entered into a definitive purchase agreement to acquire an investment advisor focused on investing in mortgage servicing rights (MSR).  See “New Business Initiatives” below.

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

Our principal goal is to generate earnings for distribution to our shareholders through regular quarterly dividends, while protecting and growing our shareholders’ equity (which we also refer to as our “book value”).  Our income is generated by the difference between the earnings on our investment portfolio and the costs of our borrowings and hedging activities and other expenses.  In general, our strategy focuses on managing the interest rate risk related to our mortgage assets with a bias towards minimizing our exposure to credit risk.  We believe that the best approach to generating a positive net income is to manage our liabilities in relation to the interest rate risks of our investments.  To help achieve this result, we employ financing, generally short-term, and combine our financings with various hedging techniques, such as interest rate swaps, swaptions and futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, and “to-be-announced” (“TBA”) securities to protect against adverse interest rate movements.

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

Our focus is to own assets with short durations and predictable prepayment characteristics.  Since our formation, essentially all of our invested assets have been in agency securities, and we currently intend that the majority of our investment assets will continue to be agency securities.  We invest in both adjustable-rate and fixed-rate MBS.  ARMs are mortgages that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  As of June 30, 2015, our portfolio included approximately $16.7 billion in market value of MBS, consisting of $15.4 billion of adjustable-rate securities and $1.2 billion of fixed-rate securities.

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

The following table presents our company’s key data for the past 12 quarters:

As of	MBS	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
June 30, 2015	$16,669,383	$14,993,065	$2,326,187	96,791	$21.06	$0.20
March 31, 2015	16,925,004	15,108,538	2,422,142	96,791	22.05	(0.41)
December 31, 2014	17,587,010	15,759,831	2,420,796	96,771	22.05	0.36
September 30, 2014	16,890,424	14,920,959	2,444,492	96,720	22.30	0.75
June 30, 2014	16,651,220	15,019,880	2,433,011	96,517	22.23	(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62
December 31, 2012	23,919,251	22,866,429	3,072,864	98,822	28.19	1.02
September 30, 2012	26,375,137	23,583,180	3,212,556	98,809	29.60	0.83

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

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of MBS.  At June 30, 2015, we had exposure to seven European financial counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  Our total exposure to these banks was 5.3% of our equity at June 30, 2015.  At June 30, 2015, we did not use credit default swaps or other forms of credit protection to hedge these exposures, although we may in the future.

The following table shows our exposure by country to European banks as of June 30, 2015.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
United Kingdom	2	$24,774	1.1%
France	2	46,713	2.0%
Germany	1	5,972	0.2%
Netherlands	2	46,001	2.0%
	7	$123,460	5.3%
(1)	Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

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

	30-day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
June 30, 2015	0.19%	0.08%	0.64%	2.35%
March 31, 2015	0.18%	0.06%	0.56%	1.94%
December 31, 2014	0.17%	0.06%	0.67%	2.17%
September 30, 2014	0.16%	0.07%	0.58%	2.52%
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%
September 30, 2012	0.21%	0.09%	0.23%	1.63%

While short-term rates have been relatively stable over this period, long-term rates have been more volatile.  This primarily affects the values of our assets and hedges, and prepayment rates on our securities.

Principal Repayment Rate

Our net interest margin is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets.  Since we tend to purchase MBS at a premium to par, the main item that can affect the yield on our MBS after they are purchased is the rate at which the mortgage borrowers repay the underlying loans.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so.  Estimates of repayment rates are critical to the management of our MBS, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities.

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) on our MBS for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
June 30, 2015	6.64%	26.56%	19.5
March 31, 2015	5.26%	21.04%	15.4
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
September 30, 2012	6.90%	27.61%	20.5
(1)	Scheduled and unscheduled principal payments as a percentage of the average daily face value of the MBS portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of June 30, 2015, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for our 7.625% Series A Cumulative Redeemable Preferred Stock divided by the number of shares of common stock outstanding) was $21.06, down $0.99 from $22.05 at December 31, 2014, largely due to dividends declared on our common and preferred stock partially offset by the effectiveness of our hedge portfolio in offsetting changes in the fair value of our investments.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS and TBAs	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
June 30, 2015	$25.29	$(6.57)	$2.42	$(0.08)	$21.06
March 31, 2015	25.28	(6.27)	3.21	(0.17)	22.05
December 31, 2014	25.27	(5.35)	2.44	(0.31)	22.05
September 30, 2014	25.27	(4.53)	2.01	(0.45)	22.30
June 30, 2014	25.32	(4.79)	2.36	(0.66)	22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19
September 30, 2012	25.14	0.05	7.16	(2.75)	29.60

Mortgage-backed Securities

We invest in both adjustable-rate and fixed-rate MBS.  At June 30, 2015 and December 31, 2014, we owned $16.7 billion and $17.6 billion, respectively, of MBS.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of June 30, 2015 and December 31, 2014, our MBS portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.81 and 102.91, respectively, of face value.  As of June 30, 2015 and December 31, 2014, we had approximately $451.2 million and $490.2 million, respectively, of unamortized premium included in the cost basis of our MBS.

During the quarter ended June 30, 2015, we purchased approximately $1.1 billion of MBS with a weighted average coupon of 2.59%.  We also sold approximately $0.03 billion of MBS with a weighted average coupon of 2.98% for the three months ended June

30, 2015.  During the six months ended June 30, 2015, we purchased approximately $2.0 billion of MBS with a weighted average coupon of 2.54% and sold approximately $0.6 billion of MBS with a weighted average coupon of 3.11%.  These actions were taken to better position the portfolio for the expected interest rate environment.

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

Our MBS portfolio consisted of the following securities at June 30, 2015:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$8,498,889	$(5,793)	$176,445	$8,669,541	52.0%
Fixed-Rate	1,097,203	(1,243)	3,296	1,099,256	6.6%
Total Fannie Mae	9,596,092	(7,036)	179,741	9,768,797

Freddie Mac Certificates
ARMs	6,550,748	(13,751)	73,666	6,610,663	39.7%
Fixed-Rate	140,970	-	1,390	142,360	0.9%
Total Freddie Mac	6,691,718	(13,751)	75,056	6,753,023

Total Agency Securities	16,287,810	(20,787)	254,797	16,521,820	99.2%

Total Non-Agency Securities (ARMs)	41,658	-	131	41,789	0.2%
Total GSE CRT Bonds	106,626	(1,084)	232	105,774	0.6%

Total MBS	$16,436,094	$(21,871)	$255,160	$16,669,383	100.0%

As of December 31, 2014, our MBS portfolio consisted of the following securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893	53.3%
Fixed-Rate	1,111,288	-	5,177	1,116,465	6.4%
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881	39.0%
Fixed-Rate	158,402	-	1,767	160,169	0.9%
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408	99.6%

Total Non-Agency ARMs	75,454	-	148	75,602	0.4%

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010	100.0%

Adjustable-rate securities

As of June 30, 2015 our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	15.9%	$2,300,928	2.85%	$101.85	$2,343,499	$106.38	$2,447,817
13-24	9.5%	1,390,424	2.59%	$102.69	1,427,871	$105.56	1,467,748
25-36	12.0%	1,755,466	2.94%	$102.76	1,803,921	$105.42	1,850,696
37-48	26.9%	4,004,251	2.63%	$102.92	4,121,031	$103.76	4,154,649
49-60	22.0%	3,306,141	2.42%	$102.96	3,403,838	$102.70	3,395,467
61-72	5.3%	789,214	2.87%	$102.28	807,187	$103.19	814,384
73-84	8.3%	1,239,946	2.83%	$102.38	1,269,497	$102.91	1,276,020
85-96	0.0%	1,092	2.68%	$102.29	1,117	$102.29	1,117
109-120	0.1%	19,482	2.81%	$102.45	19,960	$101.99	19,869
Total ARMS	100.0%	$14,806,944	2.68%	$102.64	$15,197,921	$104.19	$15,427,767

As of December 31, 2014, our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	14.0%	$2,128,967	3.02%	$102.24	$2,176,760	$106.76	$2,272,988
13-24	11.0%	1,696,057	2.97%	$102.44	1,737,488	$106.09	1,799,368
25-36	12.4%	1,934,060	2.73%	$102.78	1,987,805	$104.77	2,026,261
37-48	13.9%	2,178,095	2.89%	$102.69	2,236,582	$104.16	2,268,665
49-60	35.9%	5,694,326	2.52%	$103.06	5,868,751	$102.83	5,855,524
61-72	5.4%	861,146	2.52%	$102.65	883,954	$102.19	880,039
73-84	7.4%	1,165,719	2.98%	$102.40	1,193,740	$103.59	1,207,531
Total ARMS	100.0%	$15,658,370	2.75%	$102.73	$16,085,080	$104.16	$16,310,376
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

As of June 30, 2015, excluding any fixed-rate securities, the ARMs underlying our adjustable-rate MBS had fixed interest rates for an average period of approximately 43 months after which time the interest rates reset and become adjustable annually.  At June 30, 2015, 93.1% of our ARMs were still in their initial fixed-rate period and 6.9% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  As of June 30, 2015, an additional 9.0% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  At June 30, 2015, we owned $1.2 billion of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed-rate securities portfolio at June 30, 2015.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	34.7%	$407,698	3.50%	$104.96	$427,903	$105.67	$430,825
133-144	55.6%	654,280	3.46%	$105.25	688,599	$105.44	689,852
145-156	2.0%	23,982	3.00%	$103.77	24,887	$103.89	24,915
169-180	7.7%	94,334	2.60%	$102.60	96,784	$101.79	96,024
Total Fixed-Rate	100.0%	$1,180,294	3.39%	$104.90	$1,238,173	$105.20	$1,241,616

 The following table details our fixed-rate securities portfolio at December 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	5.8%	$69,483	3.50%	$105.13	$73,048	$106.23	$73,814
133-144	46.1%	555,754	3.50%	$104.99	583,488	$105.99	589,051
145-156	48.1%	580,976	3.43%	$105.54	613,154	$105.64	613,769
Total Fixed-Rate	100.0%	$1,206,213	3.47%	$105.26	$1,269,690	$105.84	$1,276,634
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

The following table shows MBS forward purchases as of June 30, 2015.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$352,183	$359,696	$360,527	$831
ARMs - dealers	75,000	76,445	76,767	322
15-year TBA dollar roll securities	3,655,000	3,759,194	3,723,004	(36,190)
Total MBS purchase commitments	$4,082,183	$4,195,335	$4,160,298	$(35,037)

The following table shows MBS forward purchases as of December 31, 2014.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Total MBS purchase commitments	$3,797,031	$3,915,097	$3,931,162	$16,065

Liabilities

We have entered into repurchase agreements to finance most of our MBS.  Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  As of June 30, 2015, we had established 35 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at June 30, 2015 of $15.0 billion with 26 counterparties.  We had an outstanding balance of $15.8 billion at December 31, 2014 with 25 different counterparties.

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

As of June 30, 2015, we had entered into 27 interest rate swap agreements with 8 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $5.1 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.

The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of June 30, 2015 were as follows:

Effective Dates	Wtd -Avg. Futures Contract Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd-Avg Rate
3Q 2015	8,357,000	1.02%	4,900,000	0.95%	13,257,000	0.99%
4Q 2015	8,188,000	1.28%	4,800,000	0.94%	12,988,000	1.15%
1Q 2016	9,539,000	1.42%	4,400,000	0.92%	13,939,000	1.26%
2Q 2016	9,718,000	1.70%	3,800,000	0.92%	13,518,000	1.48%
3Q 2016	9,137,000	1.95%	3,200,000	0.91%	12,337,000	1.68%
4Q 2016	8,584,000	2.18%	2,600,000	0.90%	11,184,000	1.88%
2017	7,843,000	2.75%	1,125,000	0.90%	8,968,000	2.52%
2018	5,922,250	3.29%	50,000	0.96%	5,972,250	3.27%
2019	2,273,500	3.36%	-	-	2,273,500	3.36%
2020	1,316,750	4.04%	-	-	1,316,750	4.04%
2021	314,250	4.00%	-	-	314,250	4.00%
If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our MBS.  A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of June 30, 2015, we had two interest rate swaptions outstanding, which were entered into during the first quarter of 2015:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$4,000	$3,221	9	$1,065,000	3.00%	3 month LIBOR	5

As of December 31, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

New Business Initiatives

During the second quarter of 2015, we entered into a definitive purchase agreement to acquire Pingora Asset Management, LLC and Pingora Loan Servicing, LLC, (together with Pingora Asset Management, LLC referred to as “Pingora.”) for approximately $22.6 million in cash to management and selling shareholders and $5.4 million in retention stock to management shareholders.  Pingora is a specialized asset manager focused on investing in new production performing MSRs and servicing residential mortgage loans on its proprietary operating platform.  Pingora Loan Servicing, LLC is an approved master servicer and Pingora Asset Management, LLC is a registered investment adviser specializing in MSR management. Pingora currently manages an MSR portfolio with over $50 billion of unpaid principal balance for unrelated third party investors. The transaction is subject to customary closing conditions, including requisite regulatory approvals, and is expected to close in the third quarter of 2015.  In addition, in connection with entering into the purchase agreement, we entered into agreements to finance Pingora’s purchase of MSRs related to qualifying mortgage loans that Pingora has agreed to purchase under its current flow agreements during the pendency of the transaction.  Pursuant to this arrangement, we will receive the servicing economics related to the corresponding pools of MSRs purchased by Pingora on a monthly basis.  We estimate that we will invest an average of $25,000-50,000 in MSRs per month under this arrangement.

The acquisition is not expected to have a material effect on our net income, financial condition or liquidity.  Over time, we expect that incorporating MSRs into our investment portfolio will benefit us in several ways, including further improvement to the risk profile of our balance sheet by providing an income generating asset with a fair value that is inversely correlated to interest rates and our MBS portfolio.

In 2013, we began an initiative to invest in individual jumbo adjustable-rate mortgage loans. In order to finance our investment in the loans, we may securitize the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  We would expect to initially retain all or a majority of the resulting MBS.  Securitizing the loans and retaining the resulting MBS should enable us to obtain lower cost financing than if we were to hold the whole loans without securitizing them.  In connection with this initiative, in addition to an expectation for bulk whole mortgage loan purchases, we have entered into arrangements with certain mortgage loan originators whereby we have agreed to acquire the loans they originate that are consistent with our guidelines.  We began acquiring whole mortgage loans in December 2014 and, as of June 30, 2015, the unpaid principal balance of our mortgage loans was $179,885.  We anticipate growth within this initiative in the coming months, including a securitization in 2015, but do not expect that the individual mortgage loans and/or the resulting MBS would constitute a significant portion of our investment portfolio in the near future.

Summary Financial Data

The following table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Statement of Income Data
Interest income on MBS	$76,270	$89,458	$162,632	$185,765
Interest income on mortgage loans	1,088	-	1,555	-
Interest income on short-term cash investments	318	347	606	629
Interest expense	(23,750)	(35,128)	(51,064)	(73,579)
Net interest margin	53,926	54,677	113,729	112,815

Operating expenses	(8,957)	(7,310)	(17,207)	(14,471)

Other income (loss):
Net realized gain (loss) on sale of MBS	(309)	(4,584)	16,144	2,852
Gain (loss) on mortgage loans held for investment	(689)	-	(445)	-
Loss on derivative instruments, net	(19,415)	(55,260)	(122,200)	(96,875)
Total other loss	(20,413)	(59,844)	(106,501)	(94,023)

Net income (loss)	24,556	(12,477)	(9,979)	4,321
Dividends on preferred stock	(5,480)	(5,481)	(10,961)	(10,961)
Net income (loss) available to common shareholders	$19,076	$(17,958)	$(20,940)	$(6,640)

Comprehensive income (loss) available to common shareholders	$(48,593)	$87,712	$104	$165,635

Earnings (loss) per share of common stock, basic and diluted	$0.20	$(0.19)	$(0.22)	$(0.07)

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.50)	$0.91	$0.00	$1.72

Weighted average shares outstanding, basic and diluted	96,790,541	96,515,599	96,786,890	96,560,590

Dividends per common share	$0.50	$0.50	$1.00	$1.00

Selected Balance Sheet Data
MBS	$16,669,383	$16,651,220	$16,669,383	$16,651,220
Total assets	$17,758,193	$17,793,703	$17,758,193	$17,793,703
Repurchase agreements	$14,993,065	$15,019,880	$14,993,065	$15,019,880
Shareholders' equity	$2,326,187	$2,433,011	$2,326,187	$2,433,011

Key Statistics (1)
Average MBS	$16,557,559	$17,019,973	$16,801,979	$17,251,542
Average debt	$15,071,081	$15,349,322	$15,275,617	$15,567,092
Average equity	$2,429,515	$2,429,640	$2,436,041	$2,417,855
Average portfolio yield (2)	1.84%	2.10%	1.94%	2.15%
Average cost of funds (3)	0.63%	0.92%	0.67%	0.94%
Interest rate spread (4)	1.21%	1.18%	1.27%	1.21%
TBA dollar roll income	$24,901	$25,622	$48,056	$46,443
Average TBA dollar roll position	$4,307,588	$3,393,046	$4,168,454	$3,165,631
Average portfolio yield, including TBA dollar roll income (5)	1.94%	2.26%	2.01%	2.27%
Effective interest expense (6)	$40,762	$41,959	$83,554	$85,138
Effective cost of funds (6)	1.08%	1.09%	1.09%	1.09%
Effective net interest margin (7)	$61,815	$73,468	$129,295	$147,699
Effective interest rate spread (8)	0.86%	1.17%	0.92%	1.18%
Core earnings (9)	$48,294	$60,677	$102,043	$122,267
Core earnings per share, basic and diluted (9)	$0.50	$0.63	$1.05	$1.27
Average annual portfolio repayment rate (10)	26.60%	20.36%	23.76%	19.03%
Debt to equity (at period end) (11)	6.4:1	6.2:1	6.4:1	6.2:1
Debt to paid-in capital (at period end) (12)	5.5:1	5.5:1	5.5:1	5.5:1
Effective debt to equity (at period end) (13)	8.1:1	7.4:1	8.1:1	7.4:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of premium amortization, by our average MBS.
(3)	Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average balance outstanding under our repurchase agreements for the period.
(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
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
(9)

Core earnings was calculated by subtracting operating expenses and dividends on preferred stock from effective net interest margin.  Core earnings excludes transaction costs associated with our pending acquisition of Pingora, which amounted to $916 for the three and six months ended June 30, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

(10)	Our average annual portfolio repayment rate was calculated by dividing our total MBS principal payments received during the year (scheduled and unscheduled) by our average MBS.
(11)	Our debt to equity ratio was calculated by dividing the amounts outstanding under our repurchase agreements at period end by our shareholders’ equity at period end.
(12)

Our debt to paid-in capital ratio was calculated by dividing the amounts outstanding under our repurchase agreements at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and our additional paid in capital at period end.

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $3,846,630 and $2,961,749 as of June 30, 2015 and 2014, respectively.

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

We define core earnings as our effective net interest margin (as defined above) further adjusted to deduct operating expenses and dividends on preferred stock.  Transaction costs associated with our pending acquisition of Pingora are excluded from core earnings.

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

Overview

Our results since 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the federal funds target rate.  The yield curve flattened in the first quarters of both 2015 and 2014.  However, the flattening in the first quarter of 2015 was more pronounced, and the absolute level of interest rates was also lower in the first quarter of 2015.  Our interest rate spread generally declines when the yield curve flattens.  During second quarter of 2015, interest rates rose and the interest rate spread between our MBS and treasury rates widened.  Basis widening adversely impacts the value of our investments without an offsetting impact to the value of our hedging instruments.  The primary drivers of our comprehensive income are 1) net investment earnings, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.  In addition, changes in the composition and strategies of our hedge portfolio between periods can cause differing financial results across different periods even if interest rate movements were similar in those periods

As described above under “New Business Initiatives,” we began acquiring individual prime jumbo adjustable-rate whole loans in the fourth quarter of 2014. See footnote 5 of our consolidated financial statements, contained in this Form 10-Q, for further information regarding loans owned as of June 30, 2015 and December 31, 2014.  Other than deal-related expenses, our pending acquisition of Pingora had no impact on our results through June 30, 2015.  We anticipate growth within these initiatives in the coming years, which will impact future operating trends through diversification of our invested assets.

Our summarized results of operations for the three and six month periods ended June 30, 2015 and 2014, along with related key metrics, were as follows:

Comprehensive Income

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date

Total interest income	$77,676	$89,805	$164,793	$186,394	-14%	-12%
Interest expense	(23,750)	(35,128)	(51,064)	(73,579)	32%	31%
Net interest margin	53,926	54,677	113,729	112,815	-1%	1%

Operating expenses	(8,957)	(7,310)	(17,207)	(14,471)	-23%	-19%

Other income (loss):
Net realized gain on sale of MBS	(309)	(4,584)	16,144	2,852	93%	466%
Loss on mortgage loans held for investment	(689)	-	(445)	-	NM	NM
Loss on derivative instruments, net	(19,415)	(55,260)	(122,200)	(96,875)	65%	-26%
Total other loss	(20,413)	(59,844)	(106,501)	(94,023)	66%	-13%

Net income (loss)	24,556	(12,477)	(9,979)	4,321	297%	-331%
Dividends on preferred stock	(5,480)	(5,481)	(10,961)	(10,961)	0%	0%
Net income (loss) available to common shareholders	$19,076	$(17,958)	$(20,940)	$(6,640)	206%	-215%

Earnings (loss) per share of common stock, basic and diluted	$0.20	$(0.19)	$(0.22)	$(0.07)	206%	-215%

Other comprehensive income (loss)	$(67,669)	$105,670	$21,044	$172,275	-164%	-88%

Comprehensive income (loss) available to common shareholders	$(48,593)	$87,712	$104	$165,635	-155%	-100%

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.50)	$0.91	$0.00	$1.72	-155%	-100%

Core earnings	$48,294	$60,677	$102,043	$122,267	-20%	-17%

Core earnings per share, basic and diluted	$0.50	$0.63	$1.05	$1.27	-21%	-17%

Weighted average shares outstanding	96,790,541	96,515,599	96,786,890	96,560,590	0%	0%

2Q15 vs. 2Q14

Comprehensive income decreased due primarily to:

●

Declines in the value of our investment portfolio in excess of increases in the fair value of our hedging instruments, driven by rising interest rates and basis widening during 2Q15.  Basis widening impacts the value of our investments without a corresponding change in value in our hedges, due to the fact that the hedges are based on a benchmark interest rate; and

●	Lower core earnings.

Core earnings decreased due primarily to:

●	Lower effective net interest margin, driven by lower average portfolio yield, including TBA dollar roll income, stemming from:
o	Higher premium amortization due to higher portfolio prepayments.; and
o	Lower yield on TBA dollar rolls.

These decreases to effective net interest margin were partially offset by:

●	The increased average size of our earning assets portfolio, which includes our off-balance sheet TBA dollar roll assets.

Each of these factors is discussed further below.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Total Interest Income

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Coupon interest on MBS, mortgage loans and short-term investments	$109,837	$114,675	$224,070	$233,355	-4%	-4%
Net premium amortization on MBS	(32,161)	(24,870)	(59,277)	(46,961)	29%	26%
Total interest income	$77,676	$89,805	$164,793	$186,394	-14%	-12%

Average MBS	$16,557,559	$17,019,973	$16,801,979	$17,251,542	-3%	-3%
Weighted-average coupon on MBS	2.74%	2.76%	2.72%	2.79%	-1%	-3%
Average portfolio yield	1.84%	2.10%	1.94%	2.15%	-12%	-10%
Average annual portfolio repayment rate	26.56%	20.36%	23.76%	19.03%	31%	25%

The major drivers of our interest income are the coupons on our securities, the size of our MBS portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

2Q15 vs. 2Q14

Total interest income decreased due primarily to:

•	The lower weighted-average coupon on our MBS;
•	Higher premium amortization on higher portfolio prepayments; and
•	The smaller average size of our MBS portfolio.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Interest Expense

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Repurchase agreements	$14,449	$12,143	$28,296	$25,842	19%	9%
Swaps settlements and amortization	22	62	51	130	-65%	-61%
Reclassification of deferred hedge loss	9,279	22,923	22,717	47,607	-60%	-52%
Interest expense	$23,750	$35,128	$51,064	$73,579	-32%	-31%

Effective interest expense	$40,762	$41,959	$83,554	$85,138	-3%	-2%

Average debt	$15,071,081	$15,349,322	$15,275,617	$15,567,092	-2%	-2%
Average rate on debt	0.38%	0.32%	0.37%	0.33%	21%	12%
Average cost of funds	0.63%	0.92%	0.67%	0.94%	-32%	-29%
Effective cost of funds	1.08%	1.09%	1.09%	1.09%	-1%	0%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  The following are key components of the change between periods:

2Q15 vs. 2Q14

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

Effective interest expense was relatively flat as higher losses on maturities of Futures Contracts offset the reduction in interest rate swap payments.  This is a trend that is expected to continue as our interest rate swaps continue to run off and our Futures Contracts portfolio continues to grow.  Further, the cost of our Futures Contracts is not straight-line, meaning that the longer dated contracts are typically more expensive to purchase than near-term contracts.  As a result, this component of our effective interest expense may increase in future periods.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Net Interest Margin and Interest Rate Spread

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Net interest margin	$53,926	$54,677	$113,729	$112,815	-1%	1%
Effective net interest margin	$61,815	$73,468	$129,295	$147,699	-16%	-12%

Average portfolio yield	1.84%	2.10%	1.94%	2.15%	-12%	-0.21%
Average cost of funds	0.63%	0.92%	0.67%	0.94%	-32%	-0.27%
Average interest rate spread	1.21%	1.18%	1.27%	1.21%	3%	0.06%

Average portfolio yield, including TBA dollar roll income	1.94%	2.26%	2.01%	2.27%	-14%	-0.26%
Effective cost of funds	1.08%	1.09%	1.09%	1.09%	-1%	0.00%
Effective interest rate spread	0.86%	1.17%	0.92%	1.18%	-26%	-0.26%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread combined with our leverage largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the prior year for both the quarter and year-to-date periods due to lower deferred swap loss reclassifications.  See the discussions of total interest income and interest expense above for the key drivers of these changes. Effective net interest margin and effective interest rate spread include earnings from our TBA dollar roll securities, which are discussed under “Other Income (Loss)” below.

Other Income (Loss)

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Other income (loss):
Net realized gain on sale of MBS	$(309)	$(4,584)	$16,144	$2,852	-93%	466%
Gain on mortgage loans held for investment	(689)	-	(445)	-	NM	NM
Loss on derivative instruments, net	(19,415)	(55,260)	(122,200)	(96,875)	-65%	26%
Total other loss	$(20,413)	$(59,844)	$(106,501)	$(94,023)	-66%	13%

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

2Q15 vs. 2Q14

Other loss decreased due primarily to:

•

Net realized and unrealized gains (losses) on our Futures Contracts were $20,983 and $(93,652) for 2Q15 and 2Q14, respectively, driven by rising interest rates during 2Q15 versus declining rates during 2Q14; and

•	A decline in monthly net settlements from $(29,754) in 2Q14 to $(15,217) in 2Q15, due to continued runoff of our swap portfolio.

The decrease in other loss was partially offset by:

•

Our TBA dollar roll securities generated a net loss of $(35,131) in 2Q15, including TBA dollar roll income of $24,901. During 2Q14, our TBA dollar roll securities generated a net gain of $62,300, including TBA dollar roll income of $25,622.

YTD15 vs. YTD14

Other loss increased due primarily to:

•

Our TBA dollar roll securities generated a net gain of $8,970 for YTD15, including TBA dollar roll income of $48,056, compared to a net gain of $70,222, including TBA dollar roll income of $46,443 for YTD14.

The decrease in other loss was partially offset by:

•	Lower realized and unrealized losses on our Futures Contracts of $(102,900) for YTD15 versus $(129,640) for YTD14; and
•	Lower realized and unrealized losses on swaps, which were $(25,027) for YTD15 versus $(34,778), driven primarily by runoff of our swap portfolio.

Operating Expenses

	Three Months Ended		Six Months Ended		Change vs.
	June 30		June 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Management fee	$4,083	$4,144	$8,178	$8,298	-1%	-1%
Share based compensation	1,034	842	2,079	1,702	23%	22%
General and administrative	3,840	2,324	6,950	4,471	65%	55%
Total	$8,957	$7,310	$17,207	$14,471	23%	19%

Average equity	$2,429,515	$2,429,640	$2,436,041	$2,417,855	0%	1%
Operating expenses as a percentage of average equity, annualized (1)	1.32%	1.20%	1.34%	1.20%	10%	12%

(1) Excludes $916 of transaction expenses incurred in 2Q15 related to our pending acquisition of Pingora.

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew as compared to the prior quarter and year-to-date periods as discussed below:

2Q15 vs. 2Q14

Operating expenses increased due primarily to:

•

Our general and administrative costs in 2Q15 include $916 of expenses related to our pending acquisition of Pingora.  In addition, we had higher expenses related to additional employees, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes; and

•	Our share-based compensation increased as our manager has more employees receiving equity grants.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net interest margin	$53,926	$54,677	$113,729	$112,815
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	9,279	22,923	22,717	47,607
Interest rate swaps – monthly net settlements (after hedge de-designation)	(15,217)	(29,754)	(36,640)	(59,166)
Losses on maturing Futures Contracts	(11,074)	-	(18,567)	-
TBA dollar roll income	24,901	25,622	48,056	46,443
Effective net interest margin	61,815	73,468	129,295	147,699
Total operating expenses (1)	(8,041)	(7,310)	(16,291)	(14,471)
Dividends on preferred stock	(5,480)	(5,481)	(10,961)	(10,961)
Core earnings	$48,294	$60,677	$102,043	$122,267

(1)  Excludes $916 of transaction expenses incurred in 2Q15 related to our pending acquisition of Pingora.

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$23,750	0.63%	$35,128	0.92%	$51,064	0.67%	$73,579	0.94%
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(9,279)	-0.25%	(22,923)	-0.60%	(22,717)	-0.30%	(47,607)	-0.61%
Interest rate swaps – monthly net settlements (after hedge de-designation)	15,217	0.40%	29,754	0.77%	36,640	0.48%	59,166	0.76%
Losses on maturing Futures Contracts	11,074	0.30%	-	0.00%	18,567	0.24%	-	0.00%
Effective interest expense and effective cost of funds	$40,762	1.08%	$41,959	1.09%	$83,554	1.09%	$85,138	1.09%

Average debt	$15,071,081		$15,349,322		$15,275,617		$15,567,092

(1) Dollar amount on an annualized basis as a percentage of average repurchase agreements.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of June 30, 2015:

	June 30, 2015
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$13,493,065	0.38%	$3,163	$13,496,228
Over 90 days	1,500,000	0.54%	5,558	1,505,558
	$14,993,065	0.40%	$8,721	$15,001,786

In addition, we had contractual commitments under interest rate swap agreements as of June 30, 2015.  These agreements were for a total notional amount of $5.1 billion, had an average rate of 0.97% and a weighted average term of 17 months.

From time to time we may make forward commitments to purchase our agency securities.  These commitments generally require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We purchase ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fifteen-year fixed TBA securities are a highly liquid security, and may be physically settled, net settled or traded as an investment.  Fifteen-year TBA contracts may also be financed in the dollar roll market.  We also purchase ARM agency securities and mortgage loans directly from loan originators.  Such purchase commitments are entered into on a “best-efforts” basis, which allows for the fact that such originators cannot guarantee that the loans in their pipelines (or the resulting agency securities such loans will be packaged into, if applicable) will actually come to fruition.  As of June 30, 2015, we had the following contractual obligations related to such forward purchases of investments:

	Face / UPB	Cost	Fair Market Value	Due to Brokers / Originators
ARMs - originators	$352,183	$359,696	$360,527	$359,696
ARMs - dealers	75,000	76,445	76,767	76,445
15-year TBA dollar roll securities	3,655,000	3,759,194	3,723,004	3,846,630
Whole mortgage loans	52,279	53,241	53,286	53,241
Total purchase commitments	$4,134,462	$4,248,576	$4,213,584	$4,336,012

As described above under “New Business Initiatives,” we have entered into a definitive purchase agreement to acquire Pingora.  In connection with the purchase agreement, we entered into agreements to finance Pingora’s purchase of MSRs related to qualifying mortgage loans that Pingora has agreed to purchase under its current flow agreements during the pendency of the transaction.  We estimate that we will invest an average of $25,000-50,000 per month in MSRs over the next three months under this arrangement.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of June 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of June 30, 2015 and December 31, 2014, we had TBA dollar roll transactions outstanding of $3,759,194 and $3,509,871, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At June 30, 2015, we had uncommitted repurchase facilities with 35 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 26 of these counterparties.

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

	Average Daily Repurchase Agreements	Repurchase Agreements at Period End	Highest Daily Repurchase Balance During Quarter	Lowest Daily Repurchase Balance During Quarter
June 30, 2015	$15,071,081	$14,993,065	$15,273,283	$14,961,293
March 31, 2015	15,482,427	15,108,538	15,873,532	14,982,204
December 31, 2014	15,235,739	15,759,831	15,817,877	14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383
September 30, 2012	22,541,260	23,583,180	24,299,580	20,152,860

As of June 30, 2015 and December 31, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.5% (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our pledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of June 30, 2015 and December 31, 2014, we had approximately $1.3 billion and $1.5 billion, respectively in MBS, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
June 30, 2015	$4,307,588	$3,846,630	$4,455,020	$3,846,630
March 31, 2015	4,027,774	4,455,020	4,681,289	3,518,289
December 31, 2014	3,687,748	3,518,289	3,741,918	3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

The above table shows all dollar rolls at gross amounts.  As discussed above, TBA dollar rolls represent off-balance sheet financing.

Liquidity Sources—Capital Offerings

In addition to our repurchase facilities and dollar roll transactions, we also rely on follow-on securities offerings as a source of both short-term and long-term liquidity.

From time to time, we may sell shares of our common stock, preferred stock, debt securities, depositary shares or warrants under our Registration Statement on Form S-3 (No. 333-204935), which became effective upon filing with the SEC on June 12, 2015, including sales of common stock made in “at the market” offerings.  In an “at the market” offering, sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or to or through a market maker other than on an exchange.

No shares of common or preferred stock have been issued since 2012 other than shares issued under our equity incentive plan.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During the first quarter of 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of $1,912, leaving 7,414,553 shares of repurchase capacity available under the Repurchase Program as of June 30, 2015.  We may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels.  If such limits are exceeded we could be declared in default on the applicable derivative obligations.  At June 30, 2015 we were in compliance with these requirements. At June 30, 2015 and December 31, 2014, our total on-balance sheet borrowings were approximately $15.0 billion and $15.8 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.4:1 and 6.5:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 8.1:1 and 8.0:1 as of June 30, 2015 and December 31, 2014, respectively.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at June 30, 2015 and December 31, 2014, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

June 30, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	5.95%	(0.82%)
+ 0.50%	3.87%	(0.36%)
- 0.50%	3.94%	0.19%
- 1.00%	(1.26%)	0.13%

December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	4.23%	(0.35%)
+ 0.50%	2.83%	(0.11%)
- 0.50%	3.74%	(0.13%)
- 1.00%	(1.09%)	(0.45%)

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

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at June 30, 2015 and December 31, 2014, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

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

Based on management’s evaluation as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The acquisition of Pingora may not be completed on anticipated terms or consummated at all, which could have an adverse effect on our ability to make distributions to our shareholders.

As previously disclosed, we entered into an interest purchase agreement to acquire Pingora, a specialized asset manager focused on investing in new production performing mortgage servicing rights and servicing residential mortgage loans.  The acquisition is subject to customary closing conditions, including requisite regulatory approvals, that, if not satisfied or waived, would result in the pending acquisition being completed on terms not initially anticipated by us or failing to be consummated at all.  Satisfaction of many of these closing conditions is beyond our control and, as a result, we cannot assure you that all of the closing conditions will be satisfied or that the pending acquisition will be consummated. Our failure to complete the pending acquisition or any delays in completing the pending acquisition could have an adverse effect on our results of operations, financial condition, business prospects and ability to make distributions to shareholders.

The anticipated expansion of our business into investments in mortgage servicing rights may expose us to additional risks.

Our plan to make investments in mortgage servicing rights may subject us to risks related to its assets and operations, including the following:

•

We have limited experience acquiring mortgage servicing rights and operating a servicer and while ownership of mortgage servicing rights and the operation of a servicer includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate it into our business operations.

•

Status of an entity as a Fannie Mae, Freddie Mac and Ginnie Mae approved servicer is subject to compliance with each of their respective selling and servicing guidelines and other conditions they may impose and failure to meet such guidelines and conditions could result in the unilateral termination of the entity’s status as an approved servicer.

•

We will be dependent on mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the mortgage servicing rights. The value of our mortgage servicing rights could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans in accordance with generally accepted servicing practices.

•

The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau. Our failure or alleged failure, or the failure or alleged failure of the mortgage servicers with whom we contract, to follow applicable regulations could subject us to substantial costs related to responding to regulatory inquiries and investigations, court proceedings and litigation settlements.

•	Changes in minimum servicing amounts for agency loans could occur at any time and could negatively impact the value of the income derived from mortgage servicing rights.
•

Investments in mortgage servicing rights are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell mortgage servicing rights in the future should we desire to do so.

•	We may be subject to counterparty risk in connection with our acquisitions of mortgage servicing rights and this risk could adversely affect our ability to operate profitably.
•	We may be subject to fines or other penalties due to the conduct of the third-party servicers who service the loans underlying the mortgage servicing rights we acquire.

If we are not able to successfully manage these and other risks related to investing and managing mortgage servicing rights, it may adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Hatteras Financial Corp. 2015 Equity Incentive Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (2)
101.SCH XBRL	Taxonomy Extension Schema Document (2)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2015 and incorporated herein by reference.

(2)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: July 24, 2015	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1 31.1	Hatteras Financial Corp. 2015 Equity Incentive Plan (1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (2)
101.SCH XBRL	Taxonomy Extension Schema Document (2)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2015 and incorporated herein by reference.
(2)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2015.