Form 10-Q
period 2015-09-30
Hatteras Financial Corp
filed 2015-10-30
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2015
Common Stock ($0.001 par value)	96,770,690

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $14,904,322 and $16,538,214, respectively)	$15,472,580	$17,587,010
Mortgage loans held for investment, at fair value
(including pledged assets of $27,835 and $0, respectively)	265,281	31,460
Mortgage loans held for sale, at fair value
(including pledged assets of $9,572 and $0, respectively)	9,572	-
Mortgage servicing rights, at fair value	170,447	-
Cash and cash equivalents (including pledged cash of $493,021 and $323,791, respectively)	711,148	627,595
Unsettled purchased mortgage-backed securities, at fair value	65,834	24,792
Receivable for securities sold	51,729	5,197
Accrued interest receivable	47,563	54,274
Principal payments receivable	144,261	111,439
Other investments	52,047	41,252
Derivative assets, at fair value	4,365	27,151
Other assets	51,284	6,630
Total assets	$17,046,111	$18,516,800

Liabilities and shareholders’ equity
Borrowings:
Repurchase agreements	$14,240,809	$15,759,831
Warehouse lines of credit	33,172	-
Federal Home Loan Bank advances	14,132	-
Total borrowings	14,288,113	15,759,831
Payable for unsettled securities	66,266	24,750
Accrued interest payable	2,533	6,968
Derivative liabilities, at fair value	418,921	244,591
Dividends payable	48,175	53,014
Accounts payable and other liabilities	29,661	6,850
Total liabilities	14,853,669	16,096,004

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 96,770,690 and 96,771,158 shares issued and outstanding, respectively	97	97
Additional paid-in capital	2,451,483	2,454,718
Accumulated deficit	(768,686)	(518,036)
Accumulated other comprehensive income	231,296	205,765
Total shareholders’ equity	2,192,442	2,420,796
Total liabilities and shareholders’ equity	$17,046,111	$18,516,800

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest income:
Mortgage-backed securities	$70,874	$80,969	$233,506	$266,734
Mortgage loans	1,786	-	3,341	-
Short-term cash investments	328	330	934	959
Total interest income	72,988	81,299	237,781	267,693

Interest expense:
Repurchase agreements	20,956	31,950	72,020	105,529
Warehouse lines	292	-	292	-
Total interest expense	21,248	31,950	72,312	105,529

Net interest margin	51,740	49,349	165,469	162,164

Other income (loss):
Net mortgage servicing rights income	3,808	-	3,808	-
Management fee income	524	-	524	-
Net realized gain on sale of mortgage-backed securities	1,216	237	17,360	3,089
Net unrealized loss on mortgage-backed securities	(912)	-	(912)	-
Net gain on mortgage loans	1,361	-	916	-
Net loss on mortgage servicing rights	(539)	-	(539)	-
Net gain (loss) on derivative instruments	(130,301)	35,430	(252,501)	(61,445)
Total other income (loss)	(124,843)	35,667	(231,344)	(58,356)

Operating expenses:
Management fee	4,037	4,122	12,215	12,420
Share-based compensation	966	890	3,045	2,592
General and administrative	5,786	2,113	12,736	6,584
Total operating expenses	10,789	7,125	27,996	21,596

Net income (loss)	(83,892)	77,891	(93,871)	82,212
Dividends on preferred stock	5,480	5,480	16,441	16,441
Net income (loss) available to common shareholders	$(89,372)	$72,411	$(110,312)	$65,771

Earnings (loss) per share - common stock, basic	$(0.93)	$0.75	$(1.14)	$0.68
Earnings (loss) per share - common stock, diluted	$(0.93)	$0.75	$(1.14)	$0.68

Dividends per share of common stock	$0.45	$0.50	$1.45	$1.50

Weighted average common shares outstanding, basic	96,545,913	96,563,132	96,705,682	96,561,446
Weighted average common shares outstanding, diluted	96,545,913	96,563,132	96,705,682	96,561,446

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net income (loss)	$(83,892)	$77,891	$(93,871)	$82,212

Other comprehensive income (loss):

Net unrealized gains (losses) on securities
available for sale	(1,902)	(31,382)	(608)	83,790
Net unrealized gains on derivative instruments	6,389	17,923	26,139	75,026
Other comprehensive income (loss)	4,487	(13,459)	25,531	158,816

Comprehensive income (loss)	(79,405)	64,432	(68,340)	241,028

Dividends on preferred stock	5,480	5,480	16,441	16,441

Comprehensive income (loss) available to
common shareholders	$(84,885)	$58,952	$(84,781)	$224,587

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2014	$278,252	$97	$2,454,718	$(518,036)	$205,765	$2,420,796
Repurchase of common stock	-	-	(6,280)	-	-	(6,280)
Share based compensation expense	-	-	3,045	-	-	3,045
Dividends declared on preferred stock	-	-	-	(16,441)	-	(16,441)
Dividends declared on common stock	-	-	-	(140,338)	-	(140,338)
Net loss	-	-	-	(93,871)	-	(93,871)
Other comprehensive income	-	-	-	-	25,531	25,531
Balance at September 30, 2015	$278,252	$97	$2,451,483	$(768,686)	$231,296	$2,192,442

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Nine Months Ended September 30
Operating activities	2015	2014
Net income (loss)	$(93,871)	$82,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	92,760	76,374
Reclassification of deferred swap loss	28,150	67,413
Amortization related to interest rate swap agreements	51	184
Share-based compensation expense	3,045	2,592
Net realized gain on sale of mortgage-backed securities	(17,360)	(3,089)
Net unrealized loss on mortgage-backed securities	912	-
Net unrealized loss on MSR	539	-
Net unrealized gain on mortgage loans held for investment	(687)	-
Net unrealized gain on mortgage loans held for sale	(64)	-
Purchase of mortgage loans held for sale	(27,408)	-
Sale of mortgage loans held for sale	22,192	-
Net loss on derivative instruments	252,501	61,445
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	6,711	2,399
Increase in other assets	(15,881)	(13,211)
Decrease in accrued interest payable	(4,435)	(5,438)
Increase (decrease) in accounts payable and other liabilities	15,490	(814)
Net cash provided by operating activities	262,645	270,067

Investing activities
Purchases of mortgage-backed securities	(2,371,473)	(3,541,220)
Principal repayments on mortgage-backed securities	3,038,059	2,559,882
Sales of mortgage-backed securities	1,281,541	1,942,004
Purchases of mortgage loans held for investment	(259,752)	-
Principal repayments on mortgage loans held for investment	26,618	-
Purchases of mortgage servicing rights	(170,952)	-
Acquisition of Pingora, net of cash acquired	(21,473)	-
Net payments on derivative instruments	(58,055)	(46,532)
Purchase of equity investment	-	(6,000)
Purchase of broker/dealer	-	(1,349)
Net cash provided by investing activities	1,464,513	906,785

Financing activities
Repurchase of common stock	(6,280)	(1,912)
Cash dividends paid	(161,618)	(161,258)
Proceeds from borrowings	123,004,256	122,704,915
Principal repayments on borrowings	(124,479,963)	(123,913,639)
Proceeds from dollar roll financing	-	241,121
Repayments on dollar roll financing	-	(592,947)
Net cash used in financing activities	(1,643,605)	(1,723,720)

Net decrease in cash and cash equivalents	83,553	(546,868)
Cash and cash equivalents, beginning of period	627,595	988,705
Cash and cash equivalents, end of period	$711,148	$441,837

Supplemental disclosure of cash flow information
Cash paid for interest	$85,827	$131,614

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for purchase of unsettled mortgage-backed securities	$66,266	$45,571
Receivable for securities sold	$51,729	$-
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$43,547	$48,360

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2015

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

On August 31, 2015, the Company closed on its acquisition of Pingora Asset Management, LLC (“PAM”) and Pingora Loan Servicing, LLC (“PLS,” and together, “Pingora”), a specialized asset manager focused on investing in new-production performing mortgage servicing rights (“MSR”) and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  The acquisition provides the Company with MSR portfolio management and master-servicing oversight capabilities to the Company, accelerating the Company’s entry into investing in MSR (see Note 6 for further discussion).  In addition to being an income-producing investment, the Company expects that MSR will serve as a natural hedge against the impact of changes in interest rates on the fair value of the Company’s MBS portfolio.  The Company acquired 100% of the voting interests of Pingora for cash consideration of approximately $23.5 million.  In conjunction with the transaction, the Company also issued approximately $4.4 million of equity interests to Pingora management, a significant portion of which is subject to future vesting.  The Company has accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations.  The acquisition did not have a material effect on the Company’s revenues, net income, total assets, financial condition or liquidity for the periods presented.

The opening balance sheet of Pingora as of the acquisition date consisted of the following assets and liabilities:

Assets / (Liabilities)
Mortgage loans held for sale, at fair value	$4,292
Cash and cash equivalents	1,937
Ascent software platform	2,000
Customer relationships intangible	16,000
Licenses	2,000
Goodwill	3,498
Warehouse lines of credit	(3,989)
Deferred tax liabilities	(2,060)
Other net liabilities	(215)
$23,463

The acquisition is subject to certain post-closing adjustments and the Company’s allocation of the purchase price to the assets and liabilities acquired may be adjusted accordingly.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

PLS has been determined to be a variable interest entity (“VIE”) pursuant to ASC 810, Consolidation.  An owner of a variable interest in a VIE must consolidate the VIE if that owner has: (i) the power to direct the activities that most significantly impact the VIE’s economic performance (“power”), and (ii) the obligation to absorb losses of, or to receive benefits from, the VIE that could potentially be significant to the VIE.  Further, PLS has structured its operations, and the funding and capitalization thereof, into pools of assets and liabilities referred to as “silos.”  Owners of variable interests in a given PLS silo are entitled to all of the returns and risk of loss on the investments and operations in that silo and have no substantive recourse to assets contained in any other silo.  While the Company has power over all PLS silos because it owns 100% of the voting interests of PLS, it only has variable interests in two of the three silos.  In the two silos in which it has a variable interest, the Company holds 100% of the variable interests, making it the primary beneficiary thereof.  These silos have been included in the Company’s consolidated financial statements.  The Company’s consolidated financial statements exclude the PLS silo in which the Company has no variable interest.  The Company is required to reassess the consolidation of VIEs quarterly, and changes in facts and circumstances may change the Company’s determination.  This could result in a material impact to the Company’s consolidated financial statements during subsequent reporting periods.

The following table presents the assets and liabilities of PLS that have been included in the Company’s consolidated balance sheets:

September 30,
2015
Mortgage loans held for sale	$9,572
Mortgage servicing rights	170,447
Cash and cash equivalents	20,547
Accrued interest receivable	19
Other assets	18,983
Total assets	$219,568

Accounts payable and other liabilities	$16,776
Warehouse lines of credit	8,709
Derivative liabilities	41
Total liabilities	$25,526

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The carrying amounts of cash equivalents approximate their fair value.  Cash and cash equivalents includes pledged cash held in margin accounts at various counterparties as collateral on interest rate swaps, Eurodollar futures contracts and forward commitments to purchase TBA securities (as defined below).

Financial Instruments

The Company considers its cash and cash equivalents, MBS (settled and unsettled), mortgage loans, forward purchase commitments, debt security held-to-maturity, receivable for securities sold, accrued interest receivable, principal payments receivable, payable for unsettled securities, derivative instruments, borrowings and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, receivable for securities sold, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and would be valued using Level 1 inputs.  The carrying amount of borrowings are deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs. See Note 4 for discussion of the fair value of MBS. See Note 5 for discussion of the fair value of mortgage loans.  See Note 7 for discussion of the fair value of the held-to-maturity debt security.  See Note 9 for discussion of the fair value of derivative instruments, including forward purchase commitments.  See Note 3 for a summary of all the Company’s financial instruments.

The Company limits its exposure to credit losses on its portfolio of securities by purchasing predominantly agency securities.  The Company’s investments are diversified to avoid undue exposure to loan originator, geographic and other types of concentration.  The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics.  See Note 4 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss.  The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing for each counterparty and retain collateral when appropriate.  See Note 8 for additional information on repurchase agreements and Note 9 for additional information on dollar roll transactions, interest rate swap agreements, interest rate swaptions and futures contracts.

Mortgage-Backed Securities

The Company invests in MBS representing interests in or obligations backed by pools of single-family residential mortgage loans.  Other than securities for which the fair value option is elected, GAAP requires the Company to classify its investment securities as either trading, available-for-sale or held-to-maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Other than its investments in credit risk transfer bonds issued by Fannie Mae and Freddie Mac (“GSE CRT bonds”), the Company currently classifies all of its MBS as available-for-sale.  All MBS that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  The Company accounts for its GSE CRT bonds under the fair value option.  Under the fair value option, these bonds are carried at fair value and unrealized gains and losses are included in “Net unrealized loss on mortgage backed securities” in the consolidated statements of income.  All the Company’s security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in “Net realized gain on sale of mortgage-backed securities” in the consolidated statements of income and are determined using the specific identification method.

Forward purchase commitments to acquire “when issued” or to-be-announced (“TBA”) securities are recorded at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Loss on derivative instruments, net.”  See Note 9 for additional information on forward purchase commitments.

The Company assesses its available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other-than-temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. No other-than temporary impairments were recognized during the periods presented herein.

Mortgage Loans Held for Investment

The Company purchases individual prime jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  In order to finance its investment in the loans, the Company may securitize the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  The Company would then purchase the majority of the MBS that the securitization trusts would issue, and would expect to consolidate the trusts pursuant to GAAP.  The Company has elected to account for these loans under the fair value option, pursuant to ASC Topic 825.  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss), consistent with the accounting for the related hedging instruments, thereby enhancing the usefulness of the Company’s financial statements.  See “Interest Income” below for discussion of the recognition of interest income on mortgage loans.  Other changes in fair value are reported in “Net gain on mortgage loans” in the consolidated statements of income.

Given the Company’s intent to hold the mortgage loans as investments, purchases and sales or paydowns of mortgage loans held for investment are classified as investing cash flows in the consolidated statements of cash flows.

Mortgage Loans Held for Sale

The Company purchases certain individual whole mortgage loans with the intention of selling them to Ginnie Mae for inclusion in securitizations.  The Company has elected to account for these loans under the fair value option, pursuant to ASC Topic 825, because it better reflects the short-term nature of the Company’s holdings in these loans.  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss).  See “Interest Income” below for discussion of the recognition of interest income on mortgage loans.  Other changes in fair value are reported in “Net gain on mortgage loans” in the consolidated statements of income.

Mortgage Servicing Rights

The Company purchases MSR with the intention of holding them as investments.  The Company and its subsidiaries do not originate or directly service mortgage loans.  Rather, it utilizes duly licensed subservicers to perform substantially all servicing functions for the loans underlying the MSR.  The Company has elected to account for its investments in MSR at fair value pursuant to ASC 860, Transfers and Servicing.  As a result, MSR are carried at fair value with changes therein reported in “Net loss on mortgage servicing rights” in the consolidated statements of income.  Servicing fee income and expense are reported on a net basis in “Net mortgage servicing rights income” in the consolidated statements of income.

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

The Company accounts for derivative instruments in accordance with ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities, measured at fair value.  The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815.  Changes in fair value related to derivatives not in hedge designated relationships are recorded in “Net gain (loss) on derivative instruments” in the Company’s consolidated statements of income, whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in other comprehensive income (loss) and later reclassified to income at the time that the hedged transactions affect earnings.  Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in the income statement.

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

The Company’s interest rate swaps have historically been accounted for as cash flow hedges under ASC 815.  However, on September 30, 2013, the Company discontinued hedge accounting for its interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges.  No interest rate swaps were terminated in conjunction with this action, and the Company’s risk management and hedging practices were not impacted.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of the Company’s interest rate swap agreements are recorded in “Net gain (loss) on derivative instruments” in the Company’s consolidated statements of income, rather than in other comprehensive income (loss).  Also, net interest paid or received under the interest rate swaps, which up through September 30, 2013 was recognized in “interest expense,” is instead recognized in “Net gain (loss) on derivative instruments.”  These interest rate swaps continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from interest rate swap activity up through September 30, 2013 remains in AOCI and is recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the interest rate swaps.  See Note 9 for further information.

The Company may also enter into forward purchase commitments as a means of investing in and financing agency securities via TBA dollar roll transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The agency securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to the Company for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income,” which the Company classifies in “Net gain (loss) on derivative instruments.”  Realized and unrealized gains and losses related to TBA dollar roll transactions are also recognized in “Net gain (loss) on derivative instruments.”  TBA dollar roll transactions represent off-balance sheet financing.

Repurchase Agreements

The Company finances the acquisition of its MBS primarily through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company records repurchase agreements on the consolidated balance sheets at the amount of cash received (or contract value), with accrued interest recorded separately.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then-prevailing financing rate.  These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Warehouse Lines of Credit

Warehouse lines of credit include borrowings under mortgage loan warehouse facilities with various counterparties that expire within one year.  These borrowings are collateralized by mortgage loans.  If the value of the underlying collateral (as determined by the counterparty) securing these borrowings decreases, the Company may be subject to margin calls during the period the borrowing is outstanding.  To satisfy these margin calls, the Company may have to pledge additional collateral or repay portions of the borrowings.

Federal Home Loan Bank Advances

During the third quarter of 2015, a wholly-owned subsidiary of the Company became a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).  The FHLB offers a variety of products and services, including short-term and long-term secured advances.  FHLB advances are carried at their contractual amounts.

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

The Company recognizes interest income on mortgage loans held based on their stated coupon rates.  If a loan becomes 90 days past due, it is considered non-performing and is placed in non-accrual status; accrual of interest income ceases and any existing interest receivables are reversed.  Any cash received while a loan is in non-accrual status is first applied to unpaid principal and then to unpaid interest.  In general, non-performing loans are only restored to accrual status when no principal or interest remains due and unpaid.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in the ASC Topic on Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $966 and $890 for the three months ended September 30, 2015 and 2014, respectively.  Share-based compensation expense was $3,045 and $2,592 for the nine months ended September 30, 2015 and 2014, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income for the Company generally arises from unrealized gains or losses generated from changes in market values of available-for-sale securities and derivative instruments that have been designated as accounting hedges.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (the “ASU”).  This ASU modifies the principals for consolidation of limited partnerships and similar legal entities (such as limited liability companies) including whether such entities represent variable interest entities or voting interest entities.  The ASU eliminates the presumption that a general partner (or a managing member, in the case of an LLC) should consolidate a limited partnership.  It also changes the conditions under which fees paid to a decision maker or a service provider by a legal entity represent a variable interest in that legal entity.  The ASU is effective January 1, 2016 for calendar year companies and early adoption is permitted.  The Company early adopted this standard effective July 1, 2015.  The adoption of this standard did not have any impact on previous consolidation evaluations.

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

The Company’s Futures Contracts were valued using Level 1 inputs.  The Company’s MBS, mortgage loans held for sale and derivatives other than Futures Contracts were valued using Level 2 inputs.  Mortgage loans held for investment along with related purchase commitments and MSR were valued using Level 3 inputs.  See Notes 4, 5, 6 and 9, respectively, for a discussion of the valuation of MBS, mortgage loans, MSR and derivatives.

The carrying values and fair values of assets and liabilities that are required to be reported or disclosed at fair value as of September 30, 2015 and December 31, 2014 were as follows.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$15,472,580	$15,472,580	$17,587,010	$17,587,010
Mortgage loans held for investment	265,281	265,281	31,460	31,460
Mortgage loans held for sale	9,572	9,572	-	-
MSR	170,447	170,447	-	-
Cash and cash equivalents	711,148	711,148	627,595	627,595
Unsettled purchased MBS	65,834	65,834	24,792	24,792
Receivable for securities sold	51,729	51,729	5,197	5,197
Accrued interest receivable	47,563	47,563	54,274	54,274
Principal payments receivable	144,261	144,261	111,439	111,439
Debt security, held-to-maturity (1)	15,000	14,620	15,000	14,853
Short-term investments (1)	30,444	30,444	20,252	20,252
Interest rate swaps and swaptions (2)	1,831	1,831	11,050	11,050
Forward purchase commitments (2)	2,534	2,534	16,101	16,101
Liabilities
Repurchase agreements	$14,240,809	14,240,809	$15,759,831	$15,759,831
Warehouse lines of credit	33,172	33,172	-	-
FHLB advances	14,132	14,132	-	-
Payable for unsettled securities	66,266	66,266	24,750	24,750
Accrued interest payable	2,533	2,533	6,968	6,968
Interest rate swap liability (3)	22,964	22,964	42,052	42,052
Futures Contracts liability (3)	394,221	394,221	202,501	202,501
Forward purchase commitments (3)	1,736	1,736	38	38

(1)  Included in other investments on the consolidated balance sheets.

(2)  Included in derivative assets on the consolidated balance sheets.

(3)  Included in derivative liabilities on the consolidated balance sheets.

4.      Mortgage-Backed Securities

All of the Company’s MBS, other than GSE CRT bonds, are classified as available-for-sale and, as such, are reported at their estimated fair value.  The GSE CRT bonds are accounted for under the fair value option as discussed in Note 2.  The MBS market is primarily an over-the-counter market.  As such, there are no standard, public market quotations for individual MBS.  The Company estimates the fair value of its MBS based on a market approach by obtaining values for its securities from third-party pricing services.  The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors. The third-party pricing services also receive data from traders at broker-dealers that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company.

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

In addition to agency securities, the Company’s MBS portfolio includes MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency securities”) and GSE CRT bonds.  The following table presents the composition of the Company’s MBS at September 30, 2015.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$7,946,906	$(2,542)	$157,850	$8,102,214
Fixed-Rate	1,034,126	-	7,023	1,041,149
Total Fannie Mae	8,981,032	(2,542)	164,873	9,143,363

Freddie Mac Certificates
ARMs	6,076,068	(6,337)	73,684	6,143,415
Fixed-Rate	131,775	-	1,642	133,417
Total Freddie Mac	6,207,843	(6,337)	75,326	6,276,832

Total Agency Securities	15,188,875	(8,879)	240,199	15,420,195

Total Available-for-Sale MBS	15,188,875	(8,879)	240,199	15,420,195

GSE CRT Bonds	52,780	(395)	-	52,385

Total MBS	$15,241,655	$(9,274)	$240,199	$15,472,580

The following table presents the composition of the Company’s MBS at December 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893
Fixed-Rate	1,111,288	-	5,177	1,116,465
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881
Fixed-Rate	158,402	-	1,767	160,169
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408

Total Non-Agency ARMs	75,454	-	148	75,602

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010

The components of the carrying value of MBS at September 30, 2015 and December 31, 2014 are presented below:

	September 30,	December 31,
	2015	2014
Principal balance	$14,824,999	$16,864,583
Unamortized premium	418,148	490,187
Unamortized discount	(1,492)	-
Gross unrealized gains	240,199	267,771
Gross unrealized losses	(9,274)	(35,531)
Carrying value/estimated fair value	$15,472,580	$17,587,010

The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Coupon interest	$104,357	$110,382	$326,266	$343,108
Net premium amortization	(33,483)	(29,413)	(92,760)	(76,374)
Interest income	$70,874	$80,969	$233,506	$266,734

Gross gains and losses from sales of MBS for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Gross gains	$4,831	$237	$21,329	$13,713
Gross losses	(3,615)	-	(3,969)	(10,624)
Net gain (loss)	$1,216	$237	$17,360	$3,089

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At September 30, 2015 and December 31, 2014, the Company had the following securities in a loss position as presented in the following two tables:

	As of September 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$177,892	$(329)	$539,176	$(2,212)	$717,068	$(2,541)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	206,857	(283)	911,208	(6,055)	1,118,065	(6,338)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$384,749	$(612)	$1,450,384	$(8,267)	$1,835,133	$(8,879)
Number of securities in an unrealized loss position		23		52		75

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$806,600	$(1,240)	$1,306,153	$(12,497)	$2,112,753	$(13,737)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	498,994	(792)	1,737,760	(21,002)	2,236,754	(21,794)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,305,594	$(2,032)	$3,043,913	$(33,499)	$4,349,507	$(35,531)
Number of securities in an unrealized loss position		56		108		164

The Company did not make the decision to sell the above securities as of September 30, 2015 and December 31, 2014, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  No impairment losses were recognized during the periods presented herein.

The contractual maturity of the Company’s MBS ranges from 15 to 30 years.  Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.

5.       Mortgage Loans

Mortgage Loans Held for Investment

The Company purchases individual jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  The loans are being accounted for under the fair value option.  See Note 2 for further discussion.  As of September 30, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $259,165 and $265,281, respectively.  As of December 31, 2014, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $30,792 and $31,460, respectively.  The Company did not invest in mortgage loans prior to the fourth quarter of 2014.

The following table provides the geographic distribution of mortgage loans held for investment at September 30, 2015 and December 31, 2014, based on unpaid principal balance.

	September 30, 2015	December 31, 2014
California	54%	82%
Texas	9%	3%
Illinois	6%	2%
Washington	5%	2%
All other	26%	11%
Total	100%	100%

The following table provides additional data on the Company’s mortgage loans held for investment portfolio at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$8 to $1,990	$764	$447 to $1,332	$790
Interest rate	2.50% to 4.13%	3.41%	2.75% to 3.75%	3.43%
Maturity	5/2044 to 10/2045	2/2045	6/2044 to 12/2044	9/2044
FICO score at loan origination	700 to 815	768	705 to 813	762
Loan-to-value ratio at loan origination	24% to 80%	69%	28% to 80%	65%

No loans were 90 days or more past due and none were on nonaccrual status at September 30, 2015 or December 31, 2014.

The following table presents the rollforward of mortgage loans held for investment for the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Fair value, beginning of period	$183,320	$-	$31,460	$-
Principal purchased	92,982	-	259,752	-
Principal repaid	(12,153)	-	(26,618)	-
Change in fair value	1,132	-	687	-
Fair value, end of period	$265,281	$-	$265,281	$-

The portion of the change in the fair value that was attributable to changes in credit risk was immaterial for the three and nine months ended September 30, 2015.

The Company classifies its mortgage loans held for investment as Level 3 in the fair value hierarchy.  Prices for these instruments are obtained from third-party pricing providers which use significant unobservable inputs in their valuations.  These valuations are prepared on an instrument-by-instrument basis and primarily use discounted cash flow models that include unobservable market data inputs including prepayment rates, delinquency levels, and credit losses.  Model valuations are then compared to external indicators such as market price quotations from market makers for similar instruments and recent transactions in the same or similar instruments.  These valuations may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information.  The valuation of mortgage loans held for investment requires significant judgment by the third-party pricing provider and management.  Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.  Management reviews the valuations received from the third-party pricing provider.  As part of this review, prices are compared against other pricing along with internal valuation expertise to ensure assumptions and pricing is reasonable.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	2.0% - 3.3%	3.1%	3.6% - 3.9%	3.8%
Conditional refinance rate	12.8% - 21.1%	16.4%	12.4% - 19.3%	15.3%
Default rate	0% - 2.6%	0.6%	0% - 1.5%	0.4%
Loss severity	0% - 25.6%	15.2%	10.2% - 19.9%	13.8%

Mortgage Loans Held for Sale

The Company purchases individual whole mortgage loans with the intention of selling them to Ginnie Mae for inclusion in securitizations.  As of September 30, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for sale were $9,493 and $9,572, respectively.  The Company did not invest in mortgage loans held for sale prior to the acquisition of Pingora on August 31, 2015.

The Company classifies its mortgage loans held for sale as Level 2 in the fair value hierarchy.  Prices for these instruments are obtained from third-party pricing providers and other applicable market data.  If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs, including prepayment speeds, delinquency levels, and credit losses.

6.       Mortgage Servicing Rights

Through its acquisition of Pingora, as discussed in Note 1, the Company began investing in MSR during the third quarter of 2015.  As discussed in Note 2, MSR are carried at fair value.  The following table presents the rollforward of MSR for the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Fair value, beginning of period	$-	$-	$-	$-
Purchases	170,986	-	170,986	-
Settlements	-	-	-	-
Change in fair value	(539)	-	(539)	-
Fair value, end of period	$170,447	$-	$170,447	$-

The Company classifies its MSR as Level 3 in the fair value hierarchy.  Prices for these instruments are obtained from internal models and third-party pricing providers, both of which use significant unobservable inputs in their valuations.  These valuations are prepared on an instrument-by-instrument basis and primarily use discounted cash flow models that include unobservable market data inputs including prepayment rates, delinquency levels, and discount rates.  Model valuations are then compared to external indicators such as market price quotations from market makers for similar instruments and recent transactions in the same or similar instruments.  These valuations may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information.  The valuation of MSR requires significant judgment by management and the third-party pricing provider.  Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.  Management reviews the valuations received from the third-party pricing provider and uses them as a point of comparison to its internally modeled values.  As part of this review, prices are compared against other pricing indicators to ensure assumptions and pricing are reasonable.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s MSR at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	10.0% - 11.0%	10.3%	-	-
Prepayment rate	8.5% - 36.1%	11.1%	-	-
Delinquency rate	0% - 1.3%	0.7%	-	-

The Company’s mortgage servicing income and mortgage servicing expenses were as follows for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Servicing fee income	$4,445	$-	$4,445	$-
Ancillary fee income	117	-	117	-
Mortgage servicing fee income	4,562	-	4,562	-
Mortgage servicing expense	(464)	-	(464)	-
Change in representation and warranty obligations	(290)	-	(290)	-
Mortgage servicing rights income, net	$3,808	$-	$3,808	$-

A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s MSR, which would result in a decline in the value of the MSR.  The Company’s investment in MBS mitigates the impact of such a decline on the Company’s total portfolio as a decline in interest rates generally leads to an increase in the value of the Company’s MBS.

7.       Other Investments

Other investments consisted of the following items as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Short-term investments	$30,444	$20,252
Debt security, held-to-maturity	15,000	15,000
Equity investments	6,603	6,000
Total other investments	$52,047	$41,252

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,620 and $14,853 at September 30, 2015 and December 31, 2014, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security (which represent Level 2 inputs).  The Company accounts for the equity investment in the non-public repurchase lending counterparty under the cost method and concluded there have been no identified events or circumstances that would have a significant adverse effect on the fair value of the investment since the purchase date. As a member of the FHLB, the Company also has an equity investment of $603 in FHLB.  The amount of investment required is partially dependent on the level of advances taken.  This investment is accounted for under the cost method, because the stock can only be sold at its par value, and only to the FHLB.

8.       Borrowings

The Company uses repurchase agreements and FHLB advances to finance MBS purchases.  Repurchase agreements and FHLB advances are collateralized by the Company’s MBS and typically bear interest at rates that are closely related to LIBOR.  At September 30, 2015 and December 31, 2014, the Company had repurchase indebtedness outstanding with 26 and 25 counterparties with a weighted average remaining contractual maturity of 0.9 and 1.0 months, respectively.

The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	September 30, 2015		December 31, 2014
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$12,990,809	0.44%	$13,770,099	0.35%
30 days to 3 months	250,000	0.52%	1,489,732	0.36%
3 months to 36 months	1,000,000	0.59%	500,000	0.53%
	$14,240,809	0.46%	$15,759,831	0.36%

The fair value of securities and accrued interest the Company had pledged under repurchase agreements at September 30, 2015 and December 31, 2014 was $14,936,324 and $16,575,106, respectively.

As of September 30, 2015, the Company had $14,132 in advances outstanding with the FHLB at a borrowing rate of 0.2% with a maturity date of October 2015.  The advances are secured by the pledge of agency MBS with a fair value of $15,714.  The Company’s aggregate borrowing capacity with the FHLB is $1 billion.

The Company has access to warehouse lines of credit with three financial institutions to finance purchases of whole mortgage loans.  Borrowings under these facilities are charged interest at a specified margin over the one-month LIBOR interest rate.  At September 30, 2015, the Company has outstanding borrowings with two counterparties totaling $33,172 with maturity dates between November 2015 and March 2016.  The Company has pledged mortgage loans with a fair value of $37,407 as collateral pursuant to these lines of credit.  The borrowing limit under these lines of credit is $300 million.

See Notes 2 and 9 for discussion of TBA dollar roll transactions, which represent off-balance sheet financing.

9.       Derivatives and Other Hedging Instruments

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate swaptions are estimated based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on estimates from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 4.  The fair value of forward purchase commitments for whole loans was determined using the same methodology as mortgage loans held for investment as described in Note 5.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments in order to adjust for loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Derivative Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014

Interest rate swaps and swaptions	Derivative assets	$1,831	$11,050
Forward purchase commitments - MBS	Derivative assets	2,109	16,101
Forward purchase commitments - mortgage loans	Derivative assets	425	-
		$4,365	$27,151

Interest rate swaps	Derivative liabilities	$22,964	$42,052
Futures contracts	Derivative liabilities	394,221	202,501
Forward purchase commitments - MBS	Derivative liabilities	1,736	36
Forward purchase commitments - mortgage loans	Derivative liabilities	-	2
		$418,921	$244,591

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three and nine months ended September 30, 2015 and 2014.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $4,842 will be reclassified out of AOCI as an increase to interest expense.

The Company continues to hedge its exposure to variability in future funding costs via interest rate swaps and other derivative instruments.  As a result of discontinuing hedge accounting, beginning October 1, 2013, changes in the fair value of the Company’s interest rate swaps are recorded in “Net gain (loss) on derivative instruments” in the consolidated statements of income, consistent with the Company’s historical accounting for Futures Contracts, as described below.  Monthly net cash settlements under the interest rate swaps are also recorded in “Net gain (loss) on derivative instruments” beginning October 1, 2013.

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Beginning of period	$5,100,000	$9,900,000	$8,300,000	$10,500,000
Additions	-	-	-	-
Expirations and terminations	(300,000)	(700,000)	(3,500,000)	(1,300,000)
End of period	$4,800,000	$9,200,000	$4,800,000	$9,200,000

During the second quarter of 2015, the Company terminated swaps with $1,400,000 of notional value for a payment of $5,210.  The terminated swaps had original maturities extending through December 31, 2015.

Information regarding the Company’s interest rate swaps as of September 30, 2015 and December 31, 2014 follows.

	September 30, 2015			December 31, 2014
		Wtd. Avg.			Wtd. Avg.
		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
	Notional	Term	Fixed Interest	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract	Amount	in Months	Rate in Contract

12 months or less	$2,000,000	7	1.01%	$3,700,000	6	1.73%
Over 12 months to 24 months	2,200,000	18	0.88%	2,400,000	18	0.92%
Over 24 months to 36 months	600,000	28	0.95%	1,800,000	29	0.89%

Total	$4,800,000	15	0.94%	$8,300,000	16	1.28%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of September 30, 2015, the Company had six interest rate swaptions outstanding, which were entered into during 2015:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$1,831	9	$3,065,000	3.23%	3 month LIBOR	6

As of December 31, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

During the first quarter of 2015, the Company terminated the swaptions held as of December 31, 2014 and received proceeds of $2,049.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following table presents the composition of the Company’s Futures Contracts as of September 30, 2015 and December 31, 2014, respectively.

	Fair Value
	September 30, 2015	December 31, 2014
Futures Contracts designed to replicate swaps	$(386,267)	$(202,202)
Futures Contracts designed to hedge value changes in forward purchases	(7,954)	(299)
Total fair value of Futures Contracts	$(394,221)	$(202,501)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Beginning of period	131,276	123,275	130,074	95,327
New positions opened	6,546	22,352	52,563	125,547
Early settlements	(5,220)	(12,016)	(32,369)	(83,444)
Settlements at maturity	(8,806)	(2,479)	(26,472)	(6,298)
End of period	123,796	131,132	123,796	131,132

Each Futures Contract embodies $1 million of notional value and corresponds to a Eurodollar contract for a specific three month timeframe.  The effective dates of the Eurodollar contracts underlying the Company’s Futures Contracts range from 2015 through 2022.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the Company’s forward purchase commitments as of September 30, 2015.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$205,275	$209,881	$211,990	$2,109
15-year TBA dollar roll securities	2,655,000	2,736,748	2,735,012	(1,736)
Whole mortgage loans	79,794	81,216	81,641	425
Total purchase commitments	$2,940,069	$3,027,845	$3,028,643	$798

The following table summarizes the Company’s forward purchase commitments as of December 31, 2014.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Whole mortgage loans	11,656	11,937	11,935	(2)
Total purchase commitments	$3,808,687	$3,927,034	$3,943,097	$16,063

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of September 30, 2015.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaptions	$1,831	$(886)	$945
Forward purchase commitments	2,534	-	2,534

Interest rate swaps	$(22,964)	$31,626	$8,662
Futures contracts	(394,221)	458,178	63,957
Forward purchase commitments	(1,736)	3,217	1,481

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2014.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$6,489	$-	$6,489
Interest rate swaptions	4,561	(1,558)	3,003
Futures contracts	-	-	-
Forward purchase commitments	16,101	-	16,101

Interest rate swaps	$(42,052)	$66,653	$24,601
Forward purchase commitments	(38)	5,585	5,547
Futures contracts	(202,501)	251,553	49,052

The following table shows the components of “Net gain (loss) on derivative instruments” for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest rate swaps – net realized and unrealized gains	$(4,227)	$38,136	$7,386	$62,524
Interest rate swaptions – net realized and unrealized losses	(8,202)	(1,304)	(11,492)	(3,983)
Interest rate swaps – monthly net settlements	(9,510)	(29,079)	(46,150)	(88,245)
Futures Contracts – fair value adjustments	(130,060)	37,405	(191,720)	(69,982)
Futures Contracts – losses from maturities	(13,989)	(1,810)	(32,556)	(24,063)
Futures Contracts – other realized losses	(2,721)	-	(25,394)	-
Mortgage loan purchase commitments - fair value adjustments	368	-	415	-
TBA dollar roll income	20,512	22,370	68,568	68,813
TBA dollar rolls – net realized and unrealized gains (losses)	17,528	(30,288)	(21,558)	(6,509)
Net gain (loss) on derivative instruments	$(130,301)	$35,430	$(252,501)	$(61,445)

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s AOCI for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Beginning balance	$(7,325)	$(63,567)	$(30,042)	$(111,174)
Reclassification of net losses to the income statement	5,433	19,806	28,150	67,413
Ending balance	$(1,892)	$(43,761)	$(1,892)	$(43,761)

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  At September 30, 2015, the Company was in compliance with these requirements.

As of September 30, 2015, the fair value of derivatives in a net liability position related to these agreements was $22,964.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of September 30, 2015.

10.       Capital Stock

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three and nine months ended September 30, 2015, the Company repurchased 373,883 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $6,280.  For the three and nine months ended September 30, 2014, the Company repurchased 100,000 shares of common stock at a total cost of $1,912.  As of September 30, 2015, there are 7,040,670 shares of repurchase capacity available under the Repurchase Program.

11.      Earnings per Share

The following table details the Company’s calculation of earnings per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Basic earnings (loss) per share:
Net income (loss)	$(83,892)	$77,891	$(93,871)	$82,212
Less preferred stock dividends	(5,480)	(5,480)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$(89,372)	$72,411	$(110,312)	$65,771

Weighted average shares	96,545,913	96,563,132	96,705,682	96,561,446

Basic earnings (loss) per share	$(0.93)	$0.75	$(1.14)	$0.68

Diluted earnings (loss) per share:
Net income (loss)	$(83,892)	$77,891	$(93,871)	$82,212
Less preferred stock dividends for antidilutive shares	(5,480)	(5,480)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$(89,372)	$72,411	$(110,312)	$65,771

Weighted average shares	96,545,913	96,563,132	96,705,682	96,561,446
Potential dilutive shares from exercise of stock options	-	-	-	-
Diluted weighted average shares	96,545,913	96,563,132	96,705,682	96,561,446

Diluted earnings (loss) per share	$(0.93)	$0.75	$(1.14)	$0.68

There were no potentially dilutive shares for any of the periods presented.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Management fee	$4,037	$4,122	$12,215	$12,420
Reimbursable expenses	1,124	715	3,681	2,403
Total	$5,161	$4,837	$15,896	$14,823

Share-based compensation	$966	$890	$3,045	$2,592

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At September 30, 2015 and December 31, 2014, the Company owed ACA $1,947 and $3,198, respectively, for the management fee and reimbursable expenses, which is included in accounts payable and other liabilities.

13.      Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 4 and Note 9.  As discussed in Note 9, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended September 30, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at July 1, 2015	$233,289	$(3)	$(305)	$(6,172)	$226,809

Other comprehensive income (loss) before reclassification	(753)	85	(21)	2,109	1,420

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	3	-	(1,153)	(1,150)

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of MBS	(1,216)	-	-	-	(1,216)
Amounts reclassified to interest expense	-	-	-	5,433	5,433

Net current period other comprehensive income (loss)	(1,969)	88	(21)	6,389	4,487

Accumulated other comprehensive income (loss) at September 30, 2015	$231,320	$85	$(326)	$217	$231,296

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended September 30, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at July 1, 2014	$223,948	$582	$(495)	$(59,812)	$164,223

Other comprehensive income (loss) before reclassification	(30,572)	120	(111)	1,872	(28,691)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(582)	-	(3,755)	(4,337)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(237)	-	-	-	(237)
Amounts reclassified to interest expense	-	-	-	19,806	19,806

Net current period other comprehensive income (loss)	(30,809)	(462)	(111)	17,923	(13,459)

Accumulated other comprehensive income (loss) at September 30, 2014	$193,139	$120	$(606)	$(41,889)	$150,764

The following table rolls forward the components of AOCI, including reclassification adjustments, for the nine months ended September 30, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2015	$232,240	$42	$(595)	$(25,922)	$205,765

Other comprehensive income (loss) before reclassification	16,440	876	269	8,110	25,695

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(833)	-	(10,121)	(10,954)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(17,360)	-	-	-	(17,360)
Amounts reclassified to interest expense	-	-	-	28,150	28,150

Net current period other comprehensive income (loss)	(920)	43	269	26,139	25,531

Accumulated other comprehensive income (loss) at September 30, 2015	$231,320	$85	$(326)	$217	$231,296

The following table rolls forward the components of AOCI, including reclassification adjustments, for the nine months ended September 30, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	86,738	516	21	7,669	94,944

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(396)	-	(5,139)	(5,535)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(3,089)	-	-	-	(3,089)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	67,413	67,413

Net current period other comprehensive income (loss)	83,649	120	21	75,026	158,816

Accumulated other comprehensive income (loss) at September 30, 2014	$193,139	$120	$(606)	$(41,889)	$150,764

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to Hatteras Financial Corp. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: “MBS” refers to mortgage-backed securities; “agency securities” refer to our residential MBS that are issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac; “non-agency securities” refer to our residential MBS that are not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity; “GSE CRT bonds” refer to credit risk transfer bonds issued by Fannie Mae and Freddie Mac; “MSR” refer to mortgage servicing rights; and “ARMs” refer to adjustable-rate mortgage loans which typically either 1) at all times have interest rates that adjust periodically to an increment over a specified interest rate index; or 2) have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

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

Although we believe that our plans, intentions, expectations and beliefs reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions, expectations or beliefs will be achieved.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

•	changes in interest rates, interest rate spreads or the yield curve;
•	changes in prepayment rates of mortgages underlying our assets;
•	the occurrence, extent and timing of credit losses within our portfolio;
•	the concentration of the credit risks to which we are exposed;
•	legislative and regulatory actions affecting our business;
•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;
•

changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale;

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;
•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;
•	our ability to build and maintain successful relationships with loan originators;
•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;
•	our ability to securitize the mortgage loans we acquire;
•	our exposure to legal and regulatory claims, including litigation arising from our involvement in securitization transactions and investments in MSR; and
•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee our subservicers; and
•	our ability to borrow or raise capital to finance our assets.

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

Overview

We are an externally-managed mortgage real estate investment trust (“REIT”) that invests in single-family residential mortgage assets, such as MBS, MSR, residential mortgage loans and other financial assets.  To date, we have primarily invested in MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae and Freddie Mac.  We refer to these securities as “agency securities.”

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

Our principal goal is to provide an attractive risk-adjusted total return to our shareholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of real estate assets, with the aim of generating attractive returns throughout interest rate cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our primary investment assets include the following:

•	Agency securities, meaning MBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac;
•	MSR;
•	Non-agency securities, meaning MBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac;
•	Residential mortgage loans; and
•	Other real estate related assets as permitted by our REIT related guidelines.

Our primary business since inception has been owning and managing agency securities, with a primary focus on ARM securities.  We currently intend for agency securities to continue to be the majority of our investment assets.  As part of this strategy we employ financing, or leverage, to increase our returns. Much of this financing is short-term, which exposes us to interest rate risk. To reduce this risk to levels we believe are acceptable, we use various hedges, such as interest rate swaps, swaptions and futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, and “to-be-announced” (“TBA”) securities to protect against adverse interest rate movements.

In August of 2015, we Pingora Asset Management LLC (“PAM”) and acquired Pingora Loan Servicing LLC (“PLS” and together, “Pingora”).  Pingora owns and manages MSR for our own portfolio as well as for third parties.  As the owner of MSR, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with licensed third-party subservicers to handle substantially all servicing functions.  In addition to allowing us to own and manage MSR as an additional asset class, we believe Pingora provides attractive synergies with our other lines of business.

We invest in prime nonconforming residential whole mortgage ARM loans through our subsidiary, Onslow Bay Financial LLC (“Onslow”).  Onslow acquires such loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-agency MBS.  Our intention is to generally retain the related subordinated securities, representing the credit risk piece associated with these deals as well as portions of the AAA tranches.  While we purchase loans with the intent of securitization, depending on our view of the securitization market, we may decide to retain a portion of the whole loans as a direct investment.  We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria. We expect to complete our first securitization during the fourth quarter of 2015, subject to market conditions.

In general, our strategy focuses on managing the interest rate risk related to our mortgage assets and our exposure to credit risk.  The table below shows the percentage of our assets in each of our investment strategies as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Agency investments	96.9%	99.4%
Non-agency investments	2.0%	0.6%
Mortgage servicing rights	1.1%	0.0%
Total	100.0%	100.0%

Prior to September 30, 2014, we generally had no exposure to credit risk.  We believe our new strategy will provide us additional flexibility to allocate capital to our investments opportunistically based on our expectation of market conditions.  Currently, we expect the asset allocations to our non-agency and MSR strategies to grow meaningfully over the coming year.  Specifically, we currently expect to allocate 10-20% of our capital to each of these activities.

Due to our significant exposure to interest rate risk from our investments, we focus on constructing a portfolio with a short effective duration, which we believe limits the impact of changes in interest rates on the market value of our portfolio and on our net interest margin (interest income less financing costs).  However, because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases will never exactly match the terms or performance of our assets, even after we have employed our hedging techniques.  Based on our manager’s experience, the interest rates of our assets will change more slowly than the corresponding short-term rates on the borrowings used to finance our assets.  Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income and shareholders’ equity.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest margin, the market value of our assets and the supply of and demand for such assets.  We invest in financial assets and markets, and recent events, including those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances.  Our net interest margin varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties.  Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our MBS purchased at a premium increase, related premium amortization increases, thereby reducing the net yield on such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

For a discussion of additional risks relating to our business see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q.

Market and Interest Rate Trends and the Effect on our Portfolio

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest-rate sensitive.  The relationship between several interest rates is generally determinant of the performance of our company.  In the United States, interest rates are highly determined by the U.S. Federal Reserve actions and outlooks for setting their benchmark rate.  Current speculation about when the U.S. Federal Reserve will increase short term interest rates has increased volatility in asset pricing and nervousness among fixed-rate investors.  The lack of certainty about the rate environment tends to decrease the value of our assets.

Our borrowings in the repurchase agreement market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The investments we buy are affected by the shape of the yield curve, particularly along the area between two-year Treasury rates and 10-year Treasury rates.  The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30-day LIBOR	Fed Funds Effective Rate	Two Year Treasury	10 Year Treasury
September 30, 2015	0.19%	0.07%	0.64%	2.06%
June 30, 2015	0.19%	0.08%	0.64%	2.35%
March 31, 2015	0.18%	0.06%	0.56%	1.94%
December 31, 2014	0.17%	0.06%	0.67%	2.17%
September 30, 2014	0.16%	0.07%	0.58%	2.52%
June 30, 2014	0.16%	0.09%	0.47%	2.53%
March 31, 2014	0.15%	0.06%	0.44%	2.73%
December 31, 2013	0.17%	0.07%	0.38%	3.04%
September 30, 2013	0.18%	0.06%	0.33%	2.64%
June 30, 2013	0.19%	0.07%	0.36%	2.49%
March 31, 2013	0.20%	0.09%	0.24%	1.85%
December 31, 2012	0.21%	0.09%	0.25%	1.78%

While short-term rates have been relatively stable over this period, long-term rates have been more volatile.  This primarily affects the values of our investments and hedges, and prepayment rates on our investments.

Principal Repayment Rate

Our net interest margin on MBS is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets.  Since we tend to purchase MBS at a premium to par, the main item that can affect the yield on our MBS after they are purchased is the rate at which the mortgage borrowers repay the underlying loans.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so.  Estimates of repayment rates are critical to the management of our MBS, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities.

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) on our MBS for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
September 30, 2015	7.24%	28.96%	21.1
June 30, 2015	6.65%	26.60%	19.5
March 31, 2015	5.26%	21.04%	15.4
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0
December 31, 2012	6.64%	26.55%	19.8
(1)	Scheduled and unscheduled principal payments as a percentage of the average daily face value of the MBS portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

 Book Value per Share

As of September 30, 2015, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for our 7.625% Series A Cumulative Redeemable Preferred Stock divided by the number of shares of common stock outstanding) was $19.69, down $2.36 from $22.05 at December 31, 2014, largely due to our comprehensive loss along with dividends declared on our common and preferred stock.  Due to volatility in the interest rate markets, the value of our hedges declined as did the value of our investments, a relationship that is normally inversely correlated.  The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Undistributed Earnings	Unrealized Gain/(Loss) on MBS and TBAs	Unrealized Gain/(Loss) on Interest Rate Swaps	Book Value Per Share
September 30, 2015	$25.24	$(7.94)	$2.41	$(0.02)	$19.69
June 30, 2015	25.29	(6.57)	2.42	(0.08)	21.06
March 31, 2015	25.28	(6.27)	3.21	(0.17)	22.05
December 31, 2014	25.27	(5.35)	2.44	(0.31)	22.05
September 30, 2014	25.27	(4.53)	2.01	(0.45)	22.30
June 30, 2014	25.32	(4.79)	2.36	(0.66)	22.23
March 31, 2014	25.31	(4.11)	1.50	(0.89)	21.81
December 31, 2013	25.30	(3.72)	1.07	(1.15)	21.50
September 30, 2013	25.19	(3.02)	0.53	(1.39)	21.31
June 30, 2013	25.16	0.26	(1.91)	(1.33)	22.18
March 31, 2013	25.15	0.30	4.94	(2.21)	28.18
December 31, 2012	25.15	0.38	5.12	(2.46)	28.19

Mortgage-backed Securities

We invest in both adjustable-rate and fixed-rate MBS.  At September 30, 2015 and December 31, 2014, we owned $15.5 billion and $17.6 billion, respectively, of MBS.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of September 30, 2015 and December 31, 2014, our MBS portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.81 and 102.91, respectively, of face value.  As of September 30, 2015 and December 31, 2014, we had approximately $416.7 million and $490.2 million, respectively, of unamortized net premium included in the cost basis of our MBS.

During the quarter ended September 30, 2015, we purchased approximately $0.9 billion of MBS and TBA securities with a weighted average coupon of 2.85%.  We also sold approximately $0.6 billion of MBS and TBA securities with a weighted average coupon of 2.85% for the three months ended September 30, 2015.  During the nine months ended September 30, 2015, we purchased approximately $2.9 billion of MBS and TBA securities with a weighted average coupon of 2.63% and sold approximately $1.3 billion of MBS and TBA securities with a weighted average coupon of 2.98%.  These actions were taken to better position the portfolio for the expected interest rate environment.

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

Our MBS portfolio consisted of the following securities at September 30, 2015:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$7,946,906	$(2,542)	$157,850	$8,102,214	52.4%
Fixed-Rate	1,034,126	-	7,023	1,041,149	6.7%
Total Fannie Mae	8,981,032	(2,542)	164,873	9,143,363

Freddie Mac Certificates
ARMs	6,076,068	(6,337)	73,684	6,143,415	39.7%
Fixed-Rate	131,775	-	1,642	133,417	0.9%
Total Freddie Mac	6,207,843	(6,337)	75,326	6,276,832

Total Agency Securities	15,188,875	(8,879)	240,199	15,420,195	99.7%

Total Available-for-Sale MBS	15,188,875	(8,879)	240,199	15,420,195

GSE CRT Bonds	52,780	(395)	-	52,385	0.3%

Total MBS	$15,241,655	$(9,274)	$240,199	$15,472,580	100.0%

As of December 31, 2014, our MBS portfolio consisted of the following securities:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893	53.3%
Fixed-Rate	1,111,288	-	5,177	1,116,465	6.4%
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881	39.0%
Fixed-Rate	158,402	-	1,767	160,169	0.9%
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency Securities	17,279,316	(35,531)	267,623	17,511,408	99.6%

Total Non-Agency ARMs	75,454	-	148	75,602	0.4%

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010	100.0%

Adjustable-rate securities

As of September 30, 2015 our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	16.4%	$2,222,765	2.78%	$101.96	$2,266,248	$106.12	$2,358,815
13-24	10.7%	1,449,749	2.59%	$102.81	1,490,550	$105.14	1,524,274
25-36	12.1%	1,651,626	2.96%	$102.63	1,695,002	$105.00	1,734,145
37-48	33.9%	4,674,713	2.54%	$102.99	4,814,527	$103.68	4,846,520
49-60	14.3%	1,982,583	2.40%	$102.79	2,037,931	$102.88	2,039,753
61-72	5.9%	804,744	2.97%	$102.32	823,442	$104.04	837,219
73-84	6.5%	898,192	2.78%	$102.32	919,016	$103.33	928,108
109-120	0.2%	28,394	2.84%	$102.27	29,038	$102.77	29,180
Total ARMS	100.0%	$13,712,766	2.66%	$102.65	$14,075,754	$104.27	$14,298,014

As of December 31, 2014, our investment portfolio included ARM securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	14.0%	$2,128,967	3.02%	$102.24	$2,176,760	$106.76	$2,272,988
13-24	11.0%	1,696,057	2.97%	$102.44	1,737,488	$106.09	1,799,368
25-36	12.4%	1,934,060	2.73%	$102.78	1,987,805	$104.77	2,026,261
37-48	13.9%	2,178,095	2.89%	$102.69	2,236,582	$104.16	2,268,665
49-60	35.9%	5,694,326	2.52%	$103.06	5,868,751	$102.83	5,855,524
61-72	5.4%	861,146	2.52%	$102.65	883,954	$102.19	880,039
73-84	7.4%	1,165,719	2.98%	$102.40	1,193,740	$103.59	1,207,531
Total ARMS	100.0%	$15,658,370	2.75%	$102.73	$16,085,080	$104.16	$16,310,376
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

As of September 30, 2015, excluding any fixed-rate securities, the ARMs underlying our adjustable-rate MBS had fixed interest rates for an average period of approximately 41 months after which time the interest rates reset and become adjustable annually.  At September 30, 2015, 91.7% of our ARMs were still in their initial fixed-rate period and 8.3% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  As of September 30, 2015, an additional 8.5% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  All of our fixed-rate MBS purchased to date have been 10-year and 15-year amortizing fixed-rate securities.  At September 30, 2015, we owned $1.2 billion of 15-year fixed-rate MBS with a weighted average life, assuming a constant prepayment rate of 10, of 4.1 years.  The following table details our fixed-rate securities portfolio at September 30, 2015.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
109-120	0.8%	$8,759	3.50%	$105.32	$9,225	$105.87	$9,273
121-132	35.6%	$394,125	3.50%	$104.86	$413,266	$106.07	$418,038
133-144	55.6%	617,618	3.44%	$105.13	649,324	$105.75	653,135
169-180	8.0%	91,731	2.61%	$102.57	94,086	$102.60	94,120
Total Fixed-Rate	100.0%	$1,112,233	3.39%	$104.83	$1,165,901	$105.60	$1,174,566

 The following table details our fixed-rate securities portfolio at December 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	5.8%	$69,483	3.50%	$105.13	$73,048	$106.23	$73,814
133-144	46.1%	555,754	3.50%	$104.99	583,488	$105.99	589,051
145-156	48.1%	580,976	3.43%	$105.54	613,154	$105.64	613,769
Total Fixed-Rate	100.0%	$1,206,213	3.47%	$105.26	$1,269,690	$105.84	$1,276,634
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

Forward Purchases

While most of our purchases of MBS are accounted for using trade date accounting, some forward purchases, such as certain TBA contracts, do not qualify for trade date accounting and are considered derivatives for financial statement purposes.  Our accounting for these forward purchases depends on whether or not we intend to take physical delivery of the securities.  In either case, the net fair value of the forward commitment is reported on the consolidated balance sheet as a derivative asset or liability.  If we intend to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If we do not intend to take physical delivery of the securities, as is the case with most of our TBA dollar roll transactions, the commitment is not designated as an accounting hedge and the unrealized gains and losses are recorded in “Net loss on derivative instruments.”

The following table shows MBS forward purchases as of September 30, 2015.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$205,275	$209,881	$211,990	$2,109
15-year TBA dollar roll securities	2,655,000	2,736,748	2,735,012	(1,736)
Total MBS purchase commitments	$2,860,275	$2,946,629	$2,947,002	$373

The following table shows MBS forward purchases as of December 31, 2014.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
15-year TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Total MBS purchase commitments	$3,797,031	$3,915,097	$3,931,162	$16,065

Liabilities

We have entered into repurchase agreements to finance most of our MBS.  Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to LIBOR.  As of September 30, 2015, we had established 37 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at September 30, 2015 of $14.2 billion with 26 counterparties.  We had an outstanding balance of $15.8 billion at December 31, 2014 with 25 different counterparties.

During the third quarter of 2015, our wholly-owned subsidiary became a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).  The FHLB offers a variety of products and services, including short-term and long-term secured advances.  During the third quarter of 2015, we began funding a portion of our MBS with FHLB advances and a portion of our mortgage loans with warehouse lines of credit, as discussed further under “Liquidity Sources—Borrowings.”

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

As of September 30, 2015, we had entered into 25 interest rate swap agreements with 8 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $4.8 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three-month LIBOR, as part of our strategy to mitigate interest rate risk.

The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of September 30, 2015 were as follows:

Effective Dates	Wtd -Avg. Futures Contract Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd-Avg Rate
4Q 2015	8,188,000	1.28%	4,800,000	0.94%	12,988,000	1.15%
1Q 2016	9,539,000	1.28%	4,400,000	0.92%	13,939,000	1.16%
2Q 2016	9,718,000	1.70%	3,800,000	0.92%	13,518,000	1.48%
3Q 2016	9,137,000	1.95%	3,200,000	0.91%	12,337,000	1.68%
4Q 2016	8,584,000	2.18%	2,600,000	0.90%	11,184,000	1.88%
2017	7,843,000	2.75%	1,125,000	0.90%	8,968,000	2.52%
2018	5,922,250	3.29%	50,000	0.96%	5,972,250	3.27%
2019	2,273,500	3.36%	-	-	2,273,500	3.36%
2020	1,316,750	4.04%	-	-	1,316,750	4.04%
2021	314,250	4.00%	-	-	314,250	4.00%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our MBS.  A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of September 30, 2015, we had six interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$1,831	9	$3,065,000	3.23%	3 month LIBOR	6

As of December 31, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

Summary Financial Data

The following table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Statement of Income Data
Interest income	$72,988	$81,299	$237,781	$267,693
Interest expense	(21,248)	(31,950)	(72,312)	(105,529)
Net interest margin	51,740	49,349	165,469	162,164

Other income (loss):
Net mortgage servicing rights income	3,808	-	3,808	-
Management fee income	524	-	524	-
Net realized gain (loss) on sale of MBS	1,216	237	17,360	3,089
Net gain (loss) on mortgage loans, MSRs and other	(90)	-	(535)	-
Net gain (loss) on derivative instruments	(130,301)	35,430	(252,501)	(61,445)
Total other income (loss)	(124,843)	35,667	(231,344)	(58,356)

Operating expenses	(10,789)	(7,125)	(27,996)	(21,596)

Net income (loss)	(83,892)	77,891	(93,871)	82,212
Dividends on preferred stock	(5,480)	(5,480)	(16,441)	(16,441)
Net income (loss) available to common shareholders	$(89,372)	$72,411	$(110,312)	$65,771

Comprehensive income (loss) available to common shareholders	$(84,885)	$58,952	$(84,781)	$224,587

Earnings (loss) per share of common stock, basic and diluted	$(0.93)	$0.75	$(1.14)	$0.68

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.88)	$0.61	$(0.88)	$2.33

Weighted average shares outstanding, basic and diluted	96,545,913	96,563,132	96,705,682	96,561,446

Dividends per common share	$0.45	$0.50	$1.45	$1.50

Selected Balance Sheet Data
MBS	$15,472,580	$16,890,424	$15,472,580	$16,890,424
Total assets	$17,046,111	$17,647,913	$17,046,111	$17,647,913
Borrowings	$14,288,113	$14,920,959	$14,288,113	$14,920,959
Shareholders' equity	$2,192,442	$2,444,492	$2,192,442	$2,444,492

Key Statistics (1)
Average MBS	$16,046,149	$16,484,392	$16,547,267	$16,993,015
Average borrowings	$14,807,631	$14,806,602	$15,117,908	$15,310,810
Average equity	$2,308,993	$2,453,988	$2,393,226	$2,430,031
Average portfolio yield (2)	1.77%	1.96%	1.88%	2.09%
Average cost of funds (3)	0.57%	0.86%	0.64%	0.92%
Interest rate spread (4)	1.19%	1.10%	1.24%	1.17%
TBA dollar roll income	$20,512	$22,370	$68,568	$68,813
Average TBA dollar roll position	$3,559,674	$3,257,935	$4,168,454	$3,196,737
Average portfolio yield, including TBA dollar roll income (5)	1.86%	2.09%	1.96%	2.22%
Effective interest expense (6)	$39,314	$41,630	$122,868	$126,768
Effective cost of funds (6)	1.06%	1.12%	1.08%	1.10%
Effective net interest margin (7)	$54,186	$62,039	$183,481	$209,738
Effective interest rate spread (8)	0.80%	0.97%	0.88%	1.12%
Core earnings (9)	$43,242	$49,434	$145,285	$171,701
Core earnings per share, basic and diluted (9)	$0.45	$0.51	$1.50	$1.78
Average annual portfolio repayment rate (10)	28.96%	25.31%	25.45%	21.06%
Debt to equity (at period end) (11)	6.5:1	6.1:1	6.5:1	6.1:1
Debt to paid-in capital (at period end) (12)	5.2:1	5.5:1	5.2:1	5.5:1
Effective debt to equity (at period end) (13)	7.8:1	7.6:1	7.8:1	7.6:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of premium amortization, by our average MBS.
(3)	Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average borrowings outstanding for the period.
(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(5)

Average portfolio yield, including TBA dollar roll income was calculated the same as average portfolio yield other than to include TBA dollar roll income in the numerator and our average TBA dollar roll position in the denominator.

(6)

Effective interest expense includes certain interest rate swap adjustments and gains/losses on maturities of Eurodollar futures.  Effective cost of funds is effective interest expense for the period divided by average borrowings for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

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
(9)

Core earnings consists of effective net interest margin plus MSR income net of amortization, management fee income and gain from mortgage loans held for sale, reduced by operating expenses and dividends on preferred stock.  Core earnings excludes transaction costs associated with the acquisition of Pingora, which amounted to $805 and $1,721 for the three and nine months ended September 30, 2015, as well as $189 of intangibles amortization for the three and nine months ended September 30, 2015.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for the periods presented.

(10)	Our average annual portfolio repayment rate was calculated by dividing our total MBS principal payments received during the year (scheduled and unscheduled) by our average MBS.
(11)	Our debt to equity ratio was calculated by dividing the amount of borrowings outstanding at period end by our shareholders’ equity at period end.
(12)

Our debt to paid-in capital ratio was calculated by dividing the amount of borrowings outstanding at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and our additional paid in capital at period end.

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $2,723,165 and $3,718,924 as of September 30, 2015 and 2014, respectively.

Results of Operations

Use of GAAP and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, the discussions of our results of operations and liquidity and capital resources include certain non-GAAP financial information.  We present these non-GAAP measures largely because of three developments during 2013: 1) our cessation of hedge accounting for our interest rates swaps effective September 30, 2013, as discussed elsewhere in this filing, 2) increased use of Futures Contracts as interest rate hedges, and 3) our use of dollar roll transactions, which generate non-traditional investment income and embody off-balance sheet financing.  These changes result in the recognition of material fair value adjustments in net income, as well as line item classifications that our management believes make it difficult to explain fully the economics of our results and strategies without supplemental disclosures. The non-GAAP measures we employ are effective interest expense, effective net interest margin, amortization on MSR, core earnings and core earnings per share, and financial metrics derived from these non-GAAP measures, such as effective cost of funds and effective leverage.  We use these measures internally to assess our results and financial condition.  Therefore, we believe that providing these measures gives users of financial information additional clarity regarding our performance and financial condition and better enables them to see “through the eyes of management.”

We define effective interest expense and effective net interest margin as their respective GAAP measure adjusted to exclude reclassification of deferred swap losses included in interest expense subsequent to our termination of hedge accounting, to include interest rate swap monthly net settlements subsequent to our termination of hedge accounting, and to include gains and losses on maturities of our Futures Contracts.

Amortization on MSR represents the portion of the change in MSR fair value that is attributable to the realization of cash flows, and is a non-GAAP measure because we account for MSR under the fair value option.

We define core earnings as our effective net interest margin (as defined above) plus MSR income net of amortization, management fee income and gain from mortgage loans held for sale, less operating expenses and dividends on preferred stock.  For purposes of core earnings, operating expenses are adjusted to exclude transaction expenses and amortization of intangibles stemming from business combinations.

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

Overview

Our results since 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the federal funds target rate.  During second quarter of 2015, interest rates rose and the interest rate spread between our MBS and treasury rates widened.  Although rates fell during the third quarter of 2015, the spread between our MBS and treasury rates widened further, offsetting the gain from lower rates.  In addition, interest rate spreads between our hedging instruments (interest rate swaps and Futures Contracts) and treasury rates tightened significantly, causing erosion in the value of our hedges without a corresponding increase in the value of our investments.  The primary drivers of our comprehensive income are 1) net investment earnings, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.  In addition, changes in the composition and strategies of our hedge portfolio between periods can cause differing financial results across different periods even if interest rate movements were similar in those periods

We began acquiring individual prime jumbo adjustable-rate whole mortgage loans in the fourth quarter of 2014. As of September 30, 2015, the unpaid principal balance and the fair value of our mortgage loans held for investment were $259,165 and $265,281, respectively.  See Note 5 of our consolidated financial statements, contained in this Form 10-Q, for further information regarding whole mortgage loans owned as of September 30, 2015 and December 31, 2014.

On August 31, 2015, we closed on our acquisition of Pingora, a specialized asset manager focused on investing in new-production performing MSR and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  We acquired 100% of the voting interests of Pingora for cash consideration of approximately $23.5 million.  In conjunction with the transaction, we also issued approximately $4.4 million of equity interests, a significant portion of which is subject to future vesting, to Pingora management. Pingora currently manages an MSR portfolio with over $65 billion of unpaid principal balance including over $50 billion for unrelated third-party investors.

Through our acquisition of Pingora, we began investing in MSR and purchased $171 million of MSR though Pingora in the third quarter of 2015.  Over time, we expect that incorporating MSRs into our investment portfolio will benefit us in several ways, including further improvement to the risk profile of our balance sheet by providing an income generating asset with a fair value that is inversely correlated to interest rates and our MBS portfolio. See Note 6 of our consolidated financial statements for further information.

We anticipate growth within our residential whole mortgage loan and MSR initiatives in the coming years, which will impact future operating trends through diversification of our invested assets.

Our summarized results of operations for the three and nine month periods ended September 30, 2015 and 2014, along with related key metrics, were as follows:

Comprehensive Income

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date

Total interest income	$72,988	$81,299	$237,781	$267,693	-10%	-11%
Interest expense	(21,248)	(31,950)	(72,312)	(105,529)	33%	31%
Net interest margin	51,740	49,349	165,469	162,164	5%	2%

Other income (loss):
Mortgage servicing rights income, net	3,808	-	3,808	-	NM	NM
Management fee income	524	-	524	-	NM	NM
Net realized gain on sale of MBS	1,216	237	17,360	3,089	413%	462%
Gain (loss) on mortgage loans, MSRs and other	(90)	-	(535)	-	NM	NM
Loss on derivative instruments, net	(130,301)	35,430	(252,501)	(61,445)	-468%	-311%
Total other loss	(124,843)	35,667	(231,344)	(58,356)	-450%	-296%

Operating expenses	(10,789)	(7,125)	(27,996)	(21,596)	-51%	-30%

Net income (loss)	(83,892)	77,891	(93,871)	82,212	-208%	-214%
Dividends on preferred stock	(5,480)	(5,480)	(16,441)	(16,441)	0%	0%
Net income (loss) available to common shareholders	$(89,372)	$72,411	$(110,312)	$65,771	-223%	-268%

Earnings (loss) per share of common stock, basic and diluted	$(89,372)	$72,411	$(110,312)	$65,771	-223%	-268%

Other comprehensive income (loss)	$4,487	$(13,459)	$25,531	$158,816	133%	-84%

Comprehensive income (loss) available to common shareholders	$(84,885)	$58,952	$(84,781)	$224,587	-244%	-138%

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.88)	$0.61	$(0.88)	$2.33	-244%	-138%

Core earnings	$43,242	$49,434	$145,285	$171,701	-13%	-15%

Core earnings per share, basic and diluted	$0.45	$0.51	$1.50	$1.78	-13%	-16%

Weighted average shares outstanding	96,545,913	96,563,132	96,705,682	96,561,446	0%	0%

3Q15 vs. 3Q14

Comprehensive income decreased due primarily to:

•

Declines in the value of our hedging instruments (primarily our Futures Contracts) well in excess of increases in the fair value of our investment portfolio, driven by basis tightening between our hedging instruments and treasury rates during

3Q15. Such basis tightening impacts the value of our hedging instruments without a corresponding increase in the value in our investments; and
•	Lower core earnings.

Core earnings decreased due primarily to:

•	Lower effective net interest margin, driven by lower average portfolio yield, including TBA dollar roll income, stemming from:
o	Lower yields on MBS and TBA dollar rolls;
o	Higher premium amortization due to higher portfolio prepayments; and
o	Lower average size of our earning assets portfolio, including our off-balance sheet TBA dollar roll assets.

These decreases to core earnings were partially offset by:

•	Incremental core earnings from MSR investments and our acquisition of Pingora.

Each of these factors is discussed further below.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Total Interest Income

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Coupon interest on MBS, mortgage loans and short-term investments	$106,471	$110,712	$330,541	$344,067	-4%	-4%
Net premium amortization on MBS	(33,483)	(29,413)	(92,760)	(76,374)	14%	21%
Total interest income	$72,988	$81,299	$237,781	$267,693	-10%	-11%

Average MBS	$16,046,149	$16,484,392	$16,547,267	$16,993,015	-3%	-3%
Weighted-average coupon on MBS	2.68%	2.78%	2.70%	2.78%	-4%	-3%
Average portfolio yield	1.77%	1.96%	1.88%	2.09%	-10%	-10%
Average annual portfolio repayment rate	28.96%	25.31%	25.45%	21.06%	14%	21%

The major drivers of our interest income are the coupons on our securities, the size of our MBS portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

3Q15 vs. 3Q14

Total interest income decreased due primarily to:

•	The lower weighted-average coupon on our MBS;
•	Higher premium amortization on higher portfolio prepayments; and
•	The smaller average size of our MBS portfolio.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Interest Expense

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Repurchase agreements and warehouse lines	$15,815	$12,090	$44,111	$37,932	31%	16%
Swaps settlements and amortization	-	54	51	184	-100%	-72%
Reclassification of deferred hedge loss	5,433	19,806	28,150	67,413	-73%	-58%
Interest expense	$21,248	$31,950	$72,312	$105,529	-33%	-31%

Effective interest expense	$39,314	$41,630	$122,868	$126,768	-6%	-3%

Average borrowings	$14,807,631	$14,806,602	$15,117,908	$15,310,810	0%	-1%
Average rate on borrowings	0.43%	0.33%	0.39%	0.33%	31%	18%
Average cost of funds	0.57%	0.86%	0.64%	0.92%	-34%	-30%
Effective cost of funds	1.06%	1.12%	1.08%	1.10%	-6%	-1%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  The following are key components of the change between periods:

3Q15 vs. 3Q14

Interest expense decreased due primarily to:

•	The lower amount of deferred swap losses reclassified to interest expense in the current period, due to the runoff of the underlying swaps.

Partially offset by:

•	The higher average interest rate on our borrowings, which increased due to lenders’ expectations of rate increases.

Effective interest expense declined as the decline in interest rate swap payments exceeded the increase in losses on maturities of Futures Contracts.  The reduction in swap payments and increase in losses on maturities of Futures Contracts are trends that are expected to continue under existing interest rates, as our interest rate swaps continue to run off and our Futures Contracts portfolio continues to grow.  Further, the cost of our Futures Contracts is not straight-line, meaning that the longer dated contracts are typically more expensive to purchase than near-term contracts.  As a result, this component of our effective interest expense may increase in future periods.  A reconciliation of interest expense and cost of funds to effective interest expense and effective cost of funds is provided under “Reconciliations of Non-GAAP Measures” below.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Net Interest Margin and Interest Rate Spread

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Net interest margin	$51,740	$49,349	$165,469	162,164	5%	2%
Effective net interest margin	$54,186	$62,039	$183,481	$209,738	-13%	-13%

Average portfolio yield	1.77%	1.96%	1.88%	2.09%	-10%	-0.21%
Average cost of funds	0.57%	0.86%	0.64%	0.92%	-34%	-0.28%
Average interest rate spread	1.20%	1.10%	1.24%	1.17%	9%	0.07%

Average portfolio yield, including TBA dollar roll income	1.86%	2.09%	1.96%	2.22%	-11%	-0.26%
Effective cost of funds	1.06%	1.12%	1.08%	1.10%	-6%	-0.02%
Effective interest rate spread	0.80%	0.97%	0.88%	1.12%	-17%	-0.24%

The most important metric of our earnings power is our net interest margin, or our “spread” when referred to in percentage form.  Our spread combined with our leverage largely indicate our ability to earn distributable income.  Our interest rate spread increased versus the prior year for both the quarter and year-to-date periods due to lower deferred swap loss reclassifications.  See the discussions of total interest income and interest expense above for the key drivers of these changes. Effective net interest margin and effective interest rate spread include earnings from our TBA dollar roll securities, which are discussed under “Other Income (Loss)” below.  A reconciliation of net interest margin to effective net interest margin is provided under “Reconciliations of Non-GAAP Measures” below.

Other Income (Loss)

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Other income (loss):
Net MSR income	$3,808	$-	$3,808	$-	NM	NM
Management fee income	524	-	524	-	NM	NM
Net realized gain on sale of MBS	1,216	237	17,360	3,089	413%	462%
Net unrealized loss on mortgage-backed securities	(912)	-	(912)	-	NM	NM
Net gain on mortgage loans	1,361	-	916	-	NM	NM
Net loss on mortgage servicing rights	(539)	-	(539)	-	NM	NM
Net gain (loss) on derivative instruments	(130,301)	35,430	(252,501)	(61,445)	-468%	311%
Total other income (loss)	$(124,843)	$35,667	$(231,344)	$(58,356)	-450%	296%

Our other income has historically consisted of realized gains and losses on our MBS and realized and unrealized gains and losses on derivative instruments.  Earnings related to these areas tend to be uneven, varying with interest rate movements and/or management actions to re-position our portfolio.  The values of our derivative instruments are positively correlated with movements in interest rates. Beginning in the third quarter of 2015, other income also includes our earnings from MSR investments and other revenues from Pingora.  The following are key components of the change between periods:

3Q15 vs. 3Q14

Other income (loss) swung to a loss due primarily to:

•

Net realized and unrealized gains (losses) on our Futures Contracts were $(146,770) and $35,595 for 3Q15 and 3Q14, respectively, driven by declining interest rates and spread tightening during 3Q15 versus rising rates during 3Q14; and

•	Unrealized losses on interest swaps of $(4,227) in 3Q15 as compared to unrealized gains of $38,136 in 3Q14, driven by changes interest rates in each period.

These items were partially offset by:

•

Our TBA dollar roll securities generated a net gain of $38,040 in 3Q15, including TBA dollar roll income of $20,512. During 3Q14, our TBA dollar roll securities generated a net loss of $(7,918), including TBA dollar roll income of $22,370; and

•	A decline in monthly net payments under interest rate swaps from $(29,079) in 3Q14 to $(9,510) in 3Q15, due to continued runoff of our swap portfolio.

YTD15 vs. YTD14

Other income (loss) swung to a loss due primarily to:

•	Higher realized and unrealized losses on our Futures Contracts of $(249,670) for YTD15 versus $(94,045) for YTD14, due to interest rate movements in each period and spread tightening in 2015;
•	Lower unrealized gains on interest swaps of $7,386 in YTD15 as compared to $62,524 in YTD14, driven by changes in interest rates in each period; and
•

Lower gains on TBA dollar roll securities, which generated a net gain of $47,010 for YTD15, including TBA dollar roll income of $68,568, compared to a net gain of $62,304, including TBA dollar roll income of $68,813 for YTD14.

These items were partially offset by:

•	A decline in monthly net payments under interest rate swaps from $(88,245) for YTD14 to $(46,150) for YTD15, due to continued runoff of our swap portfolio.

Operating Expenses

	Three Months Ended		Nine Months Ended		Change vs.
	September 30		September 30		Prior Periods
	2015	2014	2015	2014	Quarter	Year-to- Date
Management fee	$4,037	$4,122	$12,215	$12,420	-2%	-2%
Share based compensation	966	890	3,045	2,592	9%	17%
General and administrative	5,786	2,113	12,736	6,584	174%	93%
Total	$10,789	$7,125	$27,996	$21,596	51%	30%

Average equity	$2,308,993	$2,453,988	$2,393,226	$2,430,031	-6%	-2%
Operating expenses as a percentage of average equity, annualized (1)	1.70%	1.16%	1.45%	1.13%	46%	28%

(1)  Excludes $805 and $1,721 of transaction expenses related to our acquisition of Pingora for the three and nine months ended September 30, 2015, and $189 of amortization of intangible assets for both periods.

We attempt to efficiently manage our operating expenses as they directly affect the return on investment.  Our total expenses grew as compared to the prior quarter and year-to-date periods as discussed below:

3Q15 vs. 3Q14

Operating expenses increased due primarily to:

•

Our general and administrative costs in 3Q15 include expenses related to our acquisition of Pingora.  In addition, we had higher expenses related to additional employees, increased technology (particularly software), insurance and professional fees, including the addition to our expense base from the acquisition of Pingora.

•	3Q15 expenses include $590 of expenses specific to purchases of MSR from Pingora’s flow network, which will vary with the level of MSR purchases in a given quarter.
•	Our share-based compensation increased as our manager has more employees receiving equity grants.

YTD15 vs. YTD14

See the quarter vs. quarter explanations above, which are directly applicable to the year-to-date results as well.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net interest margin	$51,740	$49,349	$165,469	$162,164
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	5,433	19,806	28,150	67,413
Interest rate swaps – monthly net settlements (after hedge de-designation)	(9,510)	(29,079)	(46,150)	(88,245)
Losses on maturing Futures Contracts	(13,989)	(407)	(32,556)	(407)
TBA dollar roll income	20,512	22,370	68,568	68,813
Effective net interest margin	54,186	62,039	183,481	209,738
MSR income, net of amortization (1)	3,578	-	3,578	-
Management fee income	524	-	524	-
Net gain on mortgage loans (2)	229	-	229	-
Net operating revenue	58,517	62,039	187,812	209,738
Total operating expenses (3)	(9,795)	(7,125)	(26,086)	(21,596)
Dividends on preferred stock	(5,480)	(5,480)	(16,441)	(16,441)
Core earnings	$43,242	$49,434	$145,285	$171,701

(1) Excludes $(290) change in representation and warranty reserve on MSR and includes $(520) of MSR fair value change that represents estimated amortization of the MSR asset for the three and nine months ended September 30, 2015.

(2) Excludes $1,132 and $687 of gain (loss) on mortgage loans for the three and nine months ended September 30, 2015.

(3) Excludes $805 and $1,721 of transaction expenses related to our acquisition of Pingora for the three and nine months ended September 30, 2015, and $189 of amortization of intangible assets for both periods.

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$21,248	0.57%	$31,950	0.86%	$72,312	0.64%	$105,529	0.92%
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(5,433)	-0.15%	(19,806)	-0.54%	(28,150)	-0.25%	(67,413)	-0.59%
Interest rate swaps – monthly net settlements (after hedge de-designation)	9,510	0.26%	29,079	0.79%	46,150	0.40%	88,245	0.77%
Losses on maturing Futures Contracts	13,989	0.38%	407	0.01%	32,556	0.29%	407	0.00%
Effective interest expense and effective cost of funds	$39,314	1.06%	$41,630	1.12%	$122,868	1.08%	$126,768	1.10%

Average debt	$14,807,631		$14,806,602		$15,117,908		$15,310,810

(1) Dollar amount on an annualized basis as a percentage of average repurchase agreements.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of September 30, 2015:

	September 30, 2015
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$12,990,809	0.44%	$3,673	$12,994,482
30 days to 90 days	250,000	0.52%	199	250,199
Over 90 days	1,000,000	0.59%	3,431	1,003,431
	$14,240,809	0.46%	$7,303	$14,248,112

In addition, we had contractual commitments under interest rate swap agreements as of September 30, 2015.  These agreements were for a total notional amount of $4.8 billion, had an average rate of 0.94% and a weighted average term of 15 months.

From time to time we may make forward commitments to purchase our agency securities.  These commitments generally require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We purchase ARM TBA contracts and 15-year TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fifteen-year fixed TBA securities are a highly liquid security, and may be physically settled, net settled or traded as an investment.  Fifteen-year TBA contracts may also be financed in the dollar roll market.  We also purchase ARM agency securities and mortgage loans directly from loan originators.  Such purchase commitments are entered into on a “best-efforts” basis, which allows for the fact that such originators cannot guarantee that the loans in their pipelines (or the resulting agency securities such loans will be packaged into, if applicable) will actually come to fruition.  As of September 30, 2015, we had the following contractual obligations related to such forward purchases of investments:

	Face / UPB	Cost	Fair Market Value	Due to Brokers / Originators
ARMs - originators	$205,275	$209,881	$211,990	$209,881
15-year TBA dollar roll securities	2,655,000	2,736,748	2,735,012	2,723,165
Whole mortgage loans	79,794	81,216	81,641	81,216
Total purchase commitments	$2,940,069	$3,027,845	$3,028,643	$3,014,262

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of September 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As described in Note 2 of our consolidated financial statements, PLS has been determined to be a variable interest entity (“VIE”) and is structured into silos (separate pools of assets and liabilities).  Owners of variable interests in a given PLS silo are entitled to all of the returns and risk of loss on the investments and operations in that silo and have no substantive recourse to assets contained in any other silo.  Our consolidated financial statements exclude a PLS silo in which we have no variable interest.

As of September 30, 2015 and December 31, 2014, we had TBA dollar roll transactions outstanding of $2,736,748 and $3,509,871, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, FHLB advances, warehouse lines, dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At September 30, 2015, we had uncommitted repurchase facilities with 36 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 26 of these counterparties.  We also have three warehouse lines supporting our whole loan investment activities, as discussed further under “—Liquidity Sources—Borrowings—Warehouse Lines of Credit.”

We generally maintain liquidity to pay down our borrowings thereby reducing our financing costs and otherwise efficiently manage our long-term investment capital.  Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.  We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase.  When the value of the securities pledged to secure a loan decreases to the point where the positive difference between the collateral value and the loan amount exceeds a negotiated threshold, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call.  Under our borrowing facilities, our lenders have full discretion to determine the value of the collateral we pledge to them.  Lenders also issue margin calls each month when the new factors (amount of principal remaining on the assets pledged as collateral) and scheduled and unscheduled paydowns are published by the issuing agency.

Similar to the valuation margin calls that we receive on our borrowing agreements, we also receive margin calls on our derivative instruments when their value declines.  This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved.  The amount of any margin call will generally be dollar for dollar, on a daily basis.  Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the value of our interest rate hedges increases, our counterparty will post collateral with us.

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

Liquidity Sources—Borrowings

We utilize repurchase facilities, lines of credit with financial institutions and advances from the FHLB as part of our financing strategy with the most significant being repurchase facilities.

The table below sets forth the average amount of borrowings outstanding during each quarter and the amount of borrowings outstanding as of the end of each quarter for the last three years.  The amounts at a period end can be both above and below the average amounts for the quarter.  We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end.  These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

	Average Daily Borrowings	Borrowings at Period End	Highest Daily Borrowing Balance During Quarter	Lowest Daily Borrowing Balance During Quarter
September 30, 2015	$14,807,631	$14,288,113	$15,098,710	$14,266,407
June 30, 2015	15,071,081	14,993,065	15,273,283	14,961,293
March 31, 2015	15,482,427	15,108,538	15,873,532	14,982,204
December 31, 2014	15,235,739	15,759,831	15,817,877	14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947
December 31, 2012	23,692,240	22,866,429	24,396,444	22,824,383

Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business.  For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  While we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long-term excess liquidity.  Currently, we have not entered into any committed facilities under which the lender would be required to enter into new repurchase agreements during a specified period of time.  At September 30, 2015 and December 31, 2014, we had repurchase agreement borrowings outstanding of $14,240,809 and $15,759,831, respectively.  As of September 30, 2015 and December 31, 2014, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 4.4% (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our pledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of September 30, 2015 and December 31, 2014, we had approximately $1.3 billion and $1.5 billion, respectively in MBS, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

One risk to our liquidity is the collateral, or haircut, held by our lenders.  In the event of insolvency by a repurchase agreement lender, our claim to our haircut becomes that of a general unsecured creditor.  Because of this risk, we monitor the credit quality of our lenders and diversify our lenders to mitigate risk.  Due to the varying stability of some sovereigns, part of our risk management includes regional monitoring.  We have no direct exposure to any non-U.S. credit, but some of our lenders are subsidiaries of foreign-owned parents.

The following table shows our exposure by region to foreign banks as of September 30, 2015.

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
Asia	5	$121,307	5.5%
Europe	7	$128,250	5.8%
North America	14	$497,206	22.7%
	26	$746,763	34.1%

(1) Exposure represents our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged assets.

We also have interest rate hedging relationships with subsidiaries of foreign-owned banks.  We make cash payments or pledge securities as collateral as part of a margin arrangement in connection with these hedges that are in a loss position.  In the event that a counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

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

Warehouse Lines of Credit

We maintain three warehouse lines of credit in support of our whole loan investment activities: one related to mortgage loans held for investment and two related to mortgage loans held for sale.  These lines of credit are with three different counterparties.  They expire within one year and are collateralized by mortgage loans that we own.  These borrowings are charged interest at a specified margin over the one-month LIBOR interest rate.  At September 30, 2015, we had $33,172 of borrowings outstanding under our warehouse lines of credit, and $266,828 of unused borrowing capacity under these lines.  We did not utilize warehouse lines of credit in 2014.

If the value of the underlying collateral (as determined by the counterparty) securing these borrowings decreases, we may be subject to margin calls during the period the borrowing is outstanding.  To satisfy these margin calls, we may have to pledge additional collateral or repay portions of the borrowings.

FHLB Advances

Also during the third quarter of 2015, one of our wholly-owned subsidiaries became a member of the FHLB.  FHLB offers a variety of products and services, including secured advances, which charge interest and a specified margin over the one-month LIBOR interest rate.  At September 30, 2015, we had $14,132 of borrowings outstanding with the FHLB, and $985,868 of unused borrowing capacity under this facility.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
September 30, 2015	$3,559,674	$2,723,165	$3,846,630	$2,723,165
June 30, 2015	4,307,588	3,846,630	4,455,020	3,846,630
March 31, 2015	4,027,774	4,455,020	4,681,289	3,518,289
December 31, 2014	3,687,748	3,518,289	3,741,918	3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

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

No shares of common or preferred stock have been issued since 2012 other than shares issued under our equity incentive plan and in connection with our acquisition of Pingora.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During the first quarter of 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of $1,912.  During third quarter of 2015, we repurchased 373,883 shares in at-the-market transactions at a total cost of $6,280.  As of September 30, 2015, there is repurchase capacity available under the Repurchase Program of 7,040,670 shares.  We are authorized by our board of directors to repurchase or offer to repurchase shares of common stock under the Repurchase Program and may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels.  If such limits are exceeded we could be declared in default on the applicable derivative obligations.  At September 30, 2015 we were in compliance with these requirements. At September 30, 2015 and December 31, 2014, our total on-balance sheet borrowings were approximately $14.3 billion and $15.8 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.5:1 and 6.5:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 7.8:1 and 8.0:1 as of September 30, 2015 and December 31, 2014, respectively.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at September 30, 2015 and December 31, 2014, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

September 30, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	6.55%	(0.28%)
+ 0.50%	5.01%	(0.05%)
- 0.50%	0.42%	(0.10%)
- 1.00%	(4.32%)	(0.38%)

December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+ 1.00%	4.23%	(0.35%)
+ 0.50%	2.83%	(0.11%)
- 0.50%	3.74%	(0.13%)
- 1.00%	(1.09%)	(0.45%)

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

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at September 30, 2015 and December 31, 2014, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

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

Based on management’s evaluation as of September 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015 and our subsequent Quarterly Reports on Form 10-Q.

Our investments in mortgage servicing rights may expose us to additional risks.

Our investments in mortgage servicing rights may subjects us to certain additional risks, including the following:

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

We may not be able to raise the capital required to finance our assets and grow our business.

The growth of our operating businesses may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, such as MSR, for which financing has historically been difficult or costly to obtain. Our inability to obtain financing for our target assets could require us to seek debt or equity capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely affect our liquidity position, business, results of operations and financial condition.

In addition, as discussed in the notes to our consolidated financial statements, the acquisition of Pingora on August 31, 2015 was accounted for using the acquisition method.  Substantially all of the $23.5 million purchase price for Pingora was allocated to intangible assets including approximately $4.0 million of goodwill. Pingora’s inability to raise debt or equity capital or obtain financing on favorable terms could materially adversely affect its business and profitability, and could require us to recognize an impairment on these intangible assets.

The assets in our portfolio are recorded at fair value, but there may be substantial uncertainty as to the value of certain assets.

Some of the assets in our portfolio are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with the Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value Measurements and Disclosures, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the mortgage loans held for investment and MSR we acquire are recorded at fair value on our balance sheet based upon significant estimates and assumptions. The determination of the fair value of mortgage loans held for investment and MSR requires management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with the assets based upon assumptions involving interest rates as well as the prepayment rates, delinquency levels and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of mortgage loans held for investment and MSR may be materially different than the fair values of such assets as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, results of operations and financial condition. Accordingly, there may be material uncertainty about the fair value of any mortgage loans and MSR we acquire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2015 – July 31, 2015	373,883	$ 16.78	373,883	7,040,670
August 1, 2015 – August 31, 2015	-	$ -	-	7,040,670
September 1, 2015 – September 30, 2015	-	$ -	-	7,040,670
Total	373,883	$ 16.78	373,883	7,040,670
(1)	During the third quarter of 2015, we repurchased 373,883 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $6,280.
(2)	Excludes commissions
(3)

On June 18, 2013, we announced that our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  The timing of purchases and the exact number of shares to be purchased depend on liquidity and market conditions.  The authorization did not include specific price targets or an expiration date. We are currently authorized by our board of trustees to repurchase or offer to repurchase shares of common stock under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of Inducement Restricted Stock Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (2)
101.SCH XBRL	Taxonomy Extension Schema Document (2)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 28, 2015 and incorporated herein by reference.

(2)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: October 30, 2015	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Inducement Restricted Stock Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (2)
101.SCH XBRL	Taxonomy Extension Schema Document (2)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (2)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (2)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (2)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (2)

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 28, 2015 and incorporated herein by reference.
(2)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2015.