Form 10-K
period 2015-12-31
Hatteras Financial Corp
filed 2016-02-24
CIK 1419521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,577,685,818 based on the closing price on the New York Stock Exchange as of June 30, 2015.

Number of the registrant’s common stock outstanding as of February 23, 2016:  94,533,206

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part II, Item 5 and Part III, Items 10,11,12,13 and 14 hereof as noted therein.

HATTERAS FINANCIAL CORP.

Cautionary Note Regarding Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include, in particular, statements about our plans, intentions, expectations, beliefs, and strategies as they relate to our business as described herein.  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases.  Forward‑looking statements in this report include, among others, statements about our future financial condition, results of operations, our investment, financing and hedging strategies and objectives, the effects of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income, the effect of increased prepayment rates on the value of our assets, and expected liquidity needs and sources (including our ability to obtain financing or raise capital).

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

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;
•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;
•	our ability to build and maintain successful relationships with loan originators;
•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;
•	our ability to securitize the mortgage loans we acquire;
•	our exposure to legal and regulatory claims, including litigation arising from our involvement in securitization transactions and investments in mortgage servicing rights (“MSR”);
•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee our subservicers; and
•	our ability to borrow or raise capital to finance our assets.

These and other risks, uncertainties and factors, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, as updated by our quarterly and current reports that we file with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Our Company

We are an externally-managed mortgage real estate investment trust (“REIT”) that invests primarily in single-family residential mortgage real estate assets, such as mortgage-backed securities (“MBS”), MSR, residential mortgage loans and other financial assets.  MBS are pass-through securities consisting of a pool of mortgage loans.  To date, the majority of our investments have been MBS issued or guaranteed by a U.S. Government agency, such as Ginnie Mae, or by a U.S. Government-sponsored enterprise, such as Fannie Mae or Freddie Mac.  We refer to these securities as “agency securities.”  We were incorporated in Maryland in September 2007.  We listed our common stock on the New York Stock Exchange (“NYSE”) in April 2008 and trade under the symbol “HTS.”

Our business operations are primarily comprised of the following:

Hatteras Financial Corp., the parent company	Invests primarily in various types of residential mortgage assets with a focus on agency securities.
Onslow Bay Financial LLC	Wholly owned subsidiary formed to acquire, invest in, securitize and manage non-agency mortgage loans.
First Winston Securities, Inc.	Wholly owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority.
Wind River TRS LLC	Wholly owned subsidiary which invests in and manages MSR, both for us and for third parties, via its acquisition of Pingora Asset Management LLC (“PAM”) and Pingora Loan Servicing LLC (“PLS”).

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and generally are not subject to federal taxes on our income to the extent we timely distribute our income to our shareholders and maintain our qualification as a REIT.

Our Strategy

Our principal goal is to provide an attractive risk-adjusted total return to our shareholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of real estate financial assets, with the aim of generating attractive returns throughout interest rate cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our primary investment assets include the following:

•	Agency MBS, meaning MBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac;
•	Other agency issued securities, such as credit-risk transfer (“CRT”) bonds;
•	MSR;
•	Non-agency securities, meaning MBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac;
•	Residential mortgage loans; and
•	Other real estate related assets as permitted by our investment guidelines and REIT requirements.

Our primary business since inception has been owning and managing agency securities, with a primary focus on adjustable-rate mortgage (“ARM”) securities.  We currently intend for agency securities to continue to be the majority of our investment assets.  As part of this strategy we employ financing, or leverage, to increase our returns. Much of this financing is short-term, which exposes us to interest rate risk. To reduce this risk to levels we believe are acceptable, we use various hedges, such as interest rate swaps, swaptions and futures contracts.  We may, subject to maintaining our REIT qualification, also employ other hedging instruments from time to time, including interest rate caps, collars, and “to-be-announced” (“TBA”) securities to protect against adverse interest rate movements.

In August of 2015, Wind River TRS LLC, our wholly owned subsidiary, acquired PAM and PLS (together, “Pingora”).  Pingora owns and manages our MSR portfolio as well as MSR portfolios for third parties.  As an investor in MSR, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with licensed third-party subservicers to handle substantially all servicing functions.  In addition to allowing us to own and manage MSR as an additional asset class, we believe Pingora provides attractive synergies with our other lines of business.

In general, our strategy focuses on managing the interest rate risk related to our mortgage assets along with our exposure to credit risk.  The table below shows the percentage of our capital allocated to each of our investment strategies as of December 31, 2015:

December 31, 2015

Agency investments	78.4%
Non-agency investments	7.6%
Mortgage servicing rights	14.0%
Total	100.0%

Prior to 2015, we had allocated essentially all of our capital to investing in agency securities.  We believe the diversification of our investment strategy will provide us with a more efficient portfolio and additional flexibility to allocate capital to our investments opportunistically based on our expectation of market conditions.

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

Our Assets

Agency Securities – The majority of our invested assets have been in agency MBS, and we currently intend that the majority of our investment assets will continue to be agency MBS.  We invest in both adjustable-rate and fixed-rate MBS.  ARMs are mortgage loans that have floating interest rates that reset on a specific time schedule, such as monthly, quarterly or annually, based on a specified index, such as the 12-month moving average of the one-year constant maturity U.S. Treasury rate (“CMT”) or the London Interbank Offered Rate (“LIBOR”).  The ARMs we generally invest in, sometimes referred to as hybrid ARMs, have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and then reset annually thereafter to an increment over a pre-determined interest rate index.  Until late 2015, all of our fixed-rate MBS have been 10-year and 15-year amortizing fixed-rate securities.  Late in 2015, we began purchasing 30-year fixed-rate securities.  We also invest in CRT securities issued by Fannie Mae and Freddie Mac (“agency CRT securities”).  As of December 31, 2015, our investment portfolio consisted of approximately $14.4 billion in market value of MBS and agency CRT securities, consisting of $13.4 billion of adjustable rate securities and $1.0 billion of fixed-rate securities.

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

Non-agency Investments – We own non-agency investments both in the form whole loans and, at times, MBS.  We invest in prime non-conforming residential whole mortgage loans through our wholly owned subsidiary, Onslow Bay Financial LLC (“Onslow”).  Onslow acquires such loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-agency MBS.  Our intention is to generally retain the related subordinated securities, representing the credit risk tranche associated with these securitization transactions, as well as portions of the AAA tranches.  While we purchase loans with the intent of securitization, depending on our view of the securitization market, we may decide to retain some amount of the whole loans as a direct investment.  We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.  We completed our first securitization during the fourth quarter of 2015 and we may complete additional securitizations in the coming year, subject to market conditions.

Mortgage Servicing Rights – We invest in the income from MSR through ownership interests in our wholly owned subsidiary, PLS.  We view MSR income as a complimentary asset to our overall investment portfolio.  As an asset that is generally inverse in nature to interest rate changes when compared to our agency securities, we believe that the inclusion of MSR in our strategic mix is beneficial not only in providing earnings stability, but also as an offset to value changes in our interest-earning portfolio.  The MSR we own are all on agency loans, and almost all of these loans are fixed-rate in nature.

Our Borrowings

We use leverage as part of our investment strategy.  Borrowing against our assets can increase returns, but also increases the risk associated with our portfolio.  Our primary source of debt is repurchase agreements, which are collateralized borrowings. Our repurchase agreements generally have maturities that range from one month to one year, although occasionally we may enter into longer term borrowing agreements to more closely match the rate adjustment period of our securities.  We also borrow against our mortgage loans using warehouse lines of credit structured as repurchase agreements.  These warehouse lines will generally have annual maturities, with various covenants regarding the amount, type and time that various mortgage loans can remain on the line.  Another source of borrowing that we have for our mortgage loans is our securitization debt.  By securitizing and selling certain portions of the securitization trust, we effectively achieve long-term funding for a portion of our loan portfolio.

We intend that our borrowings will generally be between six and nine times the amount of our shareholders’ equity.  The level of our borrowings may vary periodically above or below this range depending on market conditions.  In addition, dollar roll transactions, as described above, represent a form of financing that can be either on or off balance sheet, depending on whether the security being rolled is a specified pool (results in on-balance sheet financing) or a TBA security (results in off-balance sheet financing).

Our Hedging

Our hedging strategies are designed to reduce the impact on our income and shareholders’ equity caused by the potential adverse effects of changes in interest rates on our assets and liabilities.  Subject to complying with REIT requirements, we use hedging techniques to seek to mitigate the differences between the interest rate adjustments on our assets and borrowings as well as the risk of adverse changes in interest rates on the value of our assets.  These techniques primarily consist of entering into interest rate swap agreements and buying and selling futures contracts.  We may also enter into interest rate cap, floor or collar agreements, purchase put and call options on securities or securities underlying futures contracts, or enter into forward rate agreements.  As of September 30, 2013, we no longer pursue hedge accounting treatment for our interest rate swaps.  As a result, our net income may suffer because losses on the derivatives we enter into may not be offset in net income by changes in the cash flows or fair value of the related hedged transaction, if the hedged item is an available-for-sale security.  Consequently, any declines in the hedged interest rates of available-for-sale securities would result in a charge to net income.

Purpose of and Changes in Strategies

Our investment, financing and hedging strategies are designed to:

•	limit credit risk;
•	manage cash flows so as to provide for regular quarterly distributions to our shareholders;
•	manage financing risks;
•	mitigate the fluctuations in the market value of our mortgage assets due to changing interest rates;
•	reduce the impact that changing interest rates have on our net interest margin;
•	maintain our qualification as a REIT; and
•	comply with available exemptions from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Our Manager

We are externally-managed and advised by our manager, Atlantic Capital Advisors LLC.  We believe our relationship with our manager enables us to leverage our manager’s infrastructure, business relationships and management expertise to execute our investment strategy effectively.  We believe that our manager’s expertise in mortgage REIT operations, agency securities, whole loans and leveraged finance markets enhances our ability to acquire assets opportunistically and to finance those assets in a manner designed to generate consistent risk-adjusted returns for our shareholders.

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

ACA manages both our company and ACM Financial Trust (“ACM”), a privately-held mortgage REIT founded in 1998.  Michael R. Hough, our chief executive officer, is also the chief executive officer of our manager and ACM.  Our president Benjamin M. Hough, chief financial officer Kenneth A. Steele and chief investment officer Frederick J. Boos, II are all also executives of our manager and of ACM.  As of December 31, 2015, ACM owned approximately $1.1 billion in MBS.  We do not own any interest in ACM.

The Management Agreement

Our management functions are provided by our manager, ACA.  Our relationship with ACA is controlled by a management agreement.  The management agreement requires our manager to manage our business affairs in conformity with policies and investment guidelines that are approved by a majority of our independent directors and monitored by our board of directors.  Our manager is subject to the direction and oversight of our board of directors.  Our manager is responsible for (1) the identification, selection, purchase and sale of our investments, (2) our financing and risk management activities, and (3) providing us with investment advisory services.  In addition, our manager is responsible for our day-to-day operations.

The term of the management agreement expires on February 23, 2017.  Under the terms of the agreement, it will automatically renew for an additional one year term on February 23 of each year thereafter unless terminated or otherwise renegotiated.

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

For purposes of calculating the management fee, we define equity as the value, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), of our shareholders’ equity, adjusted to exclude the effects of unrealized gains or losses. Under the terms of the management agreement, we also reimburse ACA for certain expenses relating to our operations.

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

Operating Segments

We manage our business on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and accordingly, have only one reporting and operating segment.

Employees

We are managed by ACA pursuant to the management agreement between ACA and us.  As of the date of this report, we have 44 employees in our operating subsidiaries and our manager has an additional 17 employees.

Additional Information

Our principal offices are located at 751 W. Fourth Street, Suite 400, Winston-Salem, North Carolina 27101.  Our telephone number is (336) 760-9347.

We have made available any materials we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on our website at www.hatfin.com free of charge. Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Hatteras Financial Corp., 751 W. Fourth Street, Suite 400, Winston-Salem, North Carolina 27101, Attention: Corporate Secretary.  Also posted on our website, and available in print upon request, are charters of each committee of our board of directors, our code of business conduct and ethics, our corporate governance guidelines and our whistleblower policy. Within the time period required by the SEC, we will post on our website any amendment to our code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer.  However, the information located on, or accessible from, our website is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the SEC.

All reports, proxy and information statements and other information we file with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all materials we file with the SEC can be obtained at the SEC’s website at www.sec.gov.

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

Each of our executive officers and some of our directors also serve as officers and owners of our manager.  Our manager is also the external manager of ACM, a private mortgage REIT with investment objectives that are similar to ours.  Furthermore, two of our executive officers, Messrs. Michael and Benjamin Hough are also executive officers and directors of ACM.  Mr. Steele serves as our chief financial officer and also as chief financial officer of ACM.  Mr. Boos serves as our chief investment officer and also as chief investment officer of ACM.  Our executive officers, who as of December 31, 2015, collectively and beneficially owned approximately 0.7% of the outstanding common stock of ACM on a diluted basis, intend to continue in such capacities with ACM.  Most investment opportunities that are suitable for us are also suitable for ACM; therefore, these dual responsibilities create conflicts of interest for these officers in the event they are presented with opportunities that may benefit either us or ACM.  Our management agreement requires our manager to allocate investments between us and ACM by determining the entity for which they believe the investment opportunity is most suitable.  In making this determination, our manager considers the investment strategy and guidelines of each entity with respect to acquisition of assets, portfolio needs, market conditions, cash flow and other factors that they deem appropriate.  However, our manager generally has no obligation to make any specific investment opportunities available to us, and the above mentioned conflicts of interest may result in decisions or allocations of securities that may benefit one entity more than the other.  Thus, the executive officers of our manager could direct attractive investment opportunities to ACM instead of to us.  Such events could result in us investing in investments that provide less attractive returns, reducing the level of distributions we may be able to pay to our shareholders.

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

Our board of directors has adopted a policy that currently requires that the majority of our investments be agency securities.  Due to changes in market conditions, subject to our intent to qualify for an exemption from registration under the Investment Company Act and to maintain our qualification as a REIT, our board of directors, with the approval of a majority of our independent directors and without shareholder approval, may vary our investment strategy, our financing strategy or our hedging strategy at any time.  For example, recently we have made investments in MSR and individual prime jumbo whole loans with a goal of securitizing them into non-agency MBS.  Our board of directors could further change our investment policies to permit us to invest more heavily in investments other than agency securities, such as other investment-grade mortgage assets, other real estate-related investments (which may not be investment grade) that management determines are consistent with our asset allocation policy and with our tax status as a REIT, and the securities of other REITs.  If we acquire investments of lower credit quality, our profitability may decline and we may incur losses if there are defaults on assets underlying those investments or if the rating agencies downgrade the credit quality of those investments.

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

Our manager’s management fee is payable regardless of the performance of our portfolio.

Our manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our investment portfolio.  For example, we would pay our manager a management fee for a specific period even if we experienced a net loss during the same period.  Our manager’s entitlement to this compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio.  This in turn could adversely affect our ability to make distributions to our shareholders and the market price of our stock.

Risks Related to Our Business

Difficult conditions in the residential mortgage and real estate markets as well as the broader financial markets and economy generally may adversely affect our business, results of operations and financial condition.

Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, including the market for MBS, as well as the broader financial markets and the economy generally.  In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of financing, and rising government debt levels, as well as inflation, energy costs, U.S. budget debates and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market.  These factors have impacted investor perception of the risk associated with MBS in which we invest.  As a result, values for MBS in which we invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Further increased volatility or stagnation in, or deterioration of, the residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

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

In 2008, after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee payment structure of Fannie Mae and Freddie Mac required examination, and that changes in the structures of the entities were necessary.  The future roles of Fannie Mae and Freddie Mac, if any, could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac, if any, could redefine what constitutes an agency security and could have broad adverse market implications as well as negatively impact us.

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

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the MBS and MSR in which we invest.

Since 2008, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  From time to time, additional programs have been proposed to assist severely trouble borrowers with their mortgage by way of loan modification.  These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the MBS and MSR in which we invest.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our shareholders of the FHFA’s proposed revisions to Fannie Mae’s and Freddie Mac’s existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the Federal Housing Finance Agency (“FHFA”) released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration.  The FHFA has taken steps to establish a common securitization platform (“CSP”) for residential MBS reflecting the feedback from a broad cross-section of industry participants.  In September 2015, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac.  The update looks ahead to the anticipated announcement in 2016 of an implementation date for the initial software release that will allow use of the CSP by Freddie Mac, followed by the second software release that will enable both Freddie Mac and Fannie Mae to use the CSP to issue MBS.

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

A flat or inverted yield curve may adversely affect MBS and mortgage loan prepayment rates and supply.

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

Interest rate mismatches between our interest-earning investments and the borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Historically, we have funded most of our investments with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our investments.  Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our securities adjust.  As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.  Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable-rate MBS and mortgage loans may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate securities typically will be subject to periodic and lifetime interest rate caps.  Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates.  Periodic interest rate caps limit the amount an interest rate can increase during a given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan.  If these interest rate caps apply to the mortgage loans underlying our adjustable-rate securities, the interest distributions made on the related securities will be similarly impacted.  Our borrowings may not be subject to similar interest rate caps.  Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate MBS and mortgage loans.  Further, some of the mortgage loans underlying our adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding.  As a result, we could receive less interest distributions on adjustable-rate MBS, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings.  These factors could lower our net interest margin, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we own MBS with periods of fixed rates, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our MBS and mortgage loans.  If an investment has a fixed rate, or is in a period where the rate is fixed, such as our hybrid ARMs, it generally will be more negatively affected by these increases than an investment with a currently adjustable-rate.  In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage-related assets.  Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net interest margin.

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

Pools of mortgage loans underlie the MBS that we acquire.  We receive principal distributions as payments are made on these underlying mortgage loans.  Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, government actions, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.  Furthermore, specific government programs to support the housing market and U.S. economy, such as the Home Affordable Refinance Program and the three rounds of quantitative easing could cause variability in prepayment rates.  Variations in our expected prepayments could adversely affect our profitability, including in the following ways:

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

The Dodd-Frank Wall Street Reform and Consumer Act (the “Dodd-Frank Act”) established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund, including a mortgage REIT, that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the rules, funds that are considered CPOs solely because of their use of swaps must register with the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

Our business is highly dependent on communications and information systems.  Any failure or interruption of our manager’s systems or cyber-attacks or security breaches of our manager’s networks or systems could cause delays or other problems in our portfolio trading activities, which could have a material adverse effect on our operating results, the market price of our stock and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our portfolio transactions.

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

We have limited experience acquiring mortgage loans in the secondary market and completing securitization transactions.  Our investments in and the securitization of residential mortgage loans are subject to many of the same risks as those related to our other assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, hedging strategies and regulatory changes.  However, there can be no assurance that we will be able to continue our securitization program successfully, or at all.  In addition, the purchase of residential mortgage loans in the secondary market requires us, in some circumstances, to maintain certain licenses and failure to maintain those licenses may adversely affect our ability to acquire mortgage loans and successfully operate our securitization program.  If we are not able to successfully manage these and other risks related to investing in and securitizing non-agency securities, it may adversely affect our business, results of operations and financial condition.

We may not be able to acquire residential mortgage loans.

The success of our mortgage loan conduit program depends upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our mortgage loan conduit program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.

Market conditions and other factors may affect our ability to securitize residential mortgage loans.

Our ability to securitize residential mortgage loans is affected by a number of factors, including:

•	conditions in the securities markets, generally;
•	conditions in the asset-backed securities markets, specifically;
•	yields of our portfolio mortgage loans;
•	the credit quality of our portfolio of mortgage loans; and
•	our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced disruptions and reductions in securitization volumes. Recent conditions in the securitization markets have included reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions may increase our cost of funding and reduce or even eliminate our access to the securitization market. As a result, these conditions may result in our inability to sell securities in the asset-backed securities market.  Further, our lending facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Any future disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.

Our ability to execute securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. These factors could limit, delay, or preclude our ability to execute securitization transactions and could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed will affect our ability to execute securitizations of residential mortgage loans. These laws and regulations could effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions we plan to execute or increased competition from other institutions that execute securitization transactions.

Our ability to profitably execute or participate in future securitizations of residential mortgage loans is dependent on numerous factors, and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations, it could materially and adversely impact our business and financial condition.

There are a number of factors that can impact whether a securitization transaction that we execute or participate in is profitable. One of these factors is the price we pay for the mortgage loans that we securitize, which in the case of residential mortgage loans, is impacted by the level of competition in the marketplace and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans prior to securitization. Such cost is affected by a number of factors, including the availability of this type of financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide short-term financing.

After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Such declines can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable.

Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transaction, deciding not to consent to the inclusion of those ratings in the prospectuses, or by assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria.

The price that investors will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can reduce the profitability of a transaction or cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans, it could materially and adversely impact our business and financial condition.

We are exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.

Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. In addition, our portfolio of mortgage assets may be concentrated in terms of credit risk. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting compliance violations or borrower delinquencies and defaults, and the loan servicing companies that service the mortgage loans may not comply with loss mitigation regulations or applicable investor requirements. Prior to acquiring loans, we perform due diligence, including re-underwriting and compliance with applicable laws, and we rely on resources and data available to us from the seller, which may be limited. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. If our underwriting process is not adequate, and we fail to detect certain loan defects or compliance issues related to origination or servicing, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. As a result, we could incur losses that would materially and adversely affect our financial condition and results of operations.

Our past and future securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.

In connection with our mortgage loan conduit program, we prepare disclosure documentation, including term sheets and offering memorandums, which include disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in, we may experience losses.

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.

We may be subject to counterparty risk in connection with our mortgage loan conduit program and our acquisitions of MSR.

When engaging in securitization transactions and MSR acquisitions, we may be required to make representations and warranties to the purchasers of the underlying residential mortgage loans regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans or MSR, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us or statutes of limitations), we may incur losses.

We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire and the third-party servicers who service the loans underlying the MSR we acquire.

We are dependent on third-party mortgage originators to originate mortgage loans that comply with applicable law and on third-party mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the MSR. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the “ability-to-repay” and “qualified mortgage” regulations of the Consumer Financial Protection Bureau (“CFPB”), which became effective in 2014.  In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators.  These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans or as an investor in MSR or securities backed by these loans, to delays in foreclosure proceedings, increased litigation expenses, monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and in some cases could also result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

The final servicing rules promulgated by the CFPB to implement certain sections of the Dodd-Frank Act include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans.

While some of these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of our MSR. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the mortgage lenders that originated the mortgage loans we hold and the third-party servicers who service the loans for which we own the MSR.

Investments in MSR may expose us to additional risks.

Our investments in MSR may subjects us to certain additional risks, including the following:

•

We have limited experience acquiring MSR and operating a servicer and while ownership of MSR and the operation of a servicer includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate it into our business operations.

•

Our subsidiary’s status a Fannie Mae, Freddie Mac and Ginnie Mae approved servicer is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion.  The failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s status as an approved servicer.

•

Our subsidiary is presently licensed in all states to hold MSR, and to purchase whole loans, where a license is necessary to carry on such activities, with the exception of New York.  Such state licenses may be revoked by a state regulatory authority, and we may lose MSR under the regulatory jurisdiction of such state regulatory authority for which we will have little or no recourse.

•

Our rights to the excess servicing spread are subordinate to the interests of Fannie Mae and Freddie Mac and are subject to extinguishment.  Fannie Mae and Freddie Mac each require approval of the sale of excess servicing spreads pertaining to their respective MSR.  A condition to the grant of such consent is the execution of an acknowledgement agreement or subordination of interest agreement.  Under such agreements, our rights and interest in the excess servicing spread is subject and subordinate to the interests of Fannie Mae and Freddie Mac and are subject to extinguishment.

•	Changes in minimum servicing amounts for agency loans could occur at any time and could negatively impact the value of the income derived from MSR.
•

Investments in MSR are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell MSR in the future should we desire to do so.

If we are not able to successfully manage these and other risks related to investing and managing MSR, it may adversely affect our business, results of operations and financial condition.

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

We have elected to not qualify for hedge accounting treatment under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 (“ASC 815”), Derivatives and Hedging, for our current derivative instruments.  The economics of our derivative hedging transactions are not affected by this election; however, our GAAP net income may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair values of the derivatives.

Risks Related to Debt Financing

We incur significant debt to finance our investments, which subjects us to increased risk of loss.

We generally borrow between six and nine times the amount of our shareholders’ equity, although our borrowings may at times be above or below this amount.  As of December 31, 2015, our borrowings were approximately $13.6 billion, and our debt-to-shareholders’ equity ratio was approximately 6.3:1, while our effective leverage ratio, which includes the impact of off-balance sheet financing related to TBA dollar roll transactions, was 7.6:1.  We incur leverage by borrowing against our MBS and mortgage loans.  Incurring debt subjects us to many risks, including the risks that:

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

A majority of our borrowings are and will be secured by our securities, generally under repurchase agreements.  The amount borrowed under a repurchase agreement is based on the market value of the security pledged to secure the borrowings.  Our repurchase agreements allow our lenders to revise the market value of the securities pledged as collateral from time to time to reflect then–current market conditions.  Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of securities in which our investment portfolio is concentrated, may cause a decline in the market value of the securities used to secure these debt obligations, which could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings or repay a portion of the outstanding borrowings, on minimal notice.  In that situation, we could be required to sell securities under adverse market conditions in order to obtain the additional collateral required by the lender or to pay down our borrowings.  If these sales are made at prices lower than the carrying value of the securities, we would experience losses, thus adversely affecting our operating results and net profitability.  In recent years, a number of companies owning mortgage securities have been required by lenders to pledge additional collateral as the market value of their mortgage securities declined.  In the ordinary course of our business, we experience margin calls, which require us to pledge additional collateral or pay down our borrowings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2015, a majority of our borrowings bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty.  The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically from 30 days to less than one year, but which may have terms in excess of one year.  The cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities, which is referred to as the haircut.  If the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further discussion regarding risks related to exposure to foreign-owned financial institution counterparties in light of recent market conditions. We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount.  Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our shareholders.

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

We believe that we conduct our business in a manner that allows us to avoid having to register as an investment company under the Investment Company Act. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests and 80% in real estate-related investments (including our qualifying real estate interests). We refer to this exemption as the “Mortgage Exemption.” In order to constitute a qualifying real estate interest under the 55% requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the Investment Company Act. Accordingly, we intend to maintain at least 55% of our assets in whole pools of agency and non-agency securities. However, competition for investments may prevent us from acquiring mortgage securities that meet the 55% requirement at favorable yields or from acquiring sufficient qualifying securities to comply with the Mortgage Exemption under the Investment Company Act.

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

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to shareholders.  If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our portfolio at disadvantageous prices or find another alternative source of funds in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.  These alternatives could increase our costs or reduce our equity.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our equity compensation plans and other related shareholder matters is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ Meeting.

Market Information

Our common stock has been listed on the NYSE under the symbol “HTS” since April 30, 2008.  The following table presents the high and low sales prices for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Quarter ended March 31, 2014	$19.85	$16.82
Quarter ended June 30, 2014	20.40	18.74
Quarter ended September 30, 2014	19.90	17.96
Quarter ended December 31, 2014	19.29	18.14
Quarter ended March 31, 2015	18.82	17.58
Quarter ended June 30, 2015	18.79	16.30
Quarter ended September 30, 2015	17.17	15.07
Quarter ended December 31, 2015	15.95	13.15

The per-share closing price for our common stock, as reported by the NYSE on February 16, 2016, was $12.48.

Holders of Our Common Stock

As of February 17, 2016, there were approximately 30 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock.  Future dividends will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant.  For 2015, we paid $1.90 per share of common stock in dividends, all of which represented ordinary income for tax purposes.  For 2014, we paid $2.00 per share of common stock in dividends, all of which represented ordinary income for tax purposes.  The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
Quarter ended March 31, 2014	$0.50
Quarter ended June 30, 2014	0.50
Quarter ended September 30, 2014	0.50
Quarter ended December 31, 2014	0.50
Quarter ended March 31, 2015	0.50
Quarter ended June 30, 2015	0.50
Quarter ended September 30, 2015	0.45
Quarter ended December 31, 2015	0.45

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from December 31, 2010 to the NYSE closing price per share on December 31, 2015 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”).  Total return values were calculated assuming a $100 investment on December 31, 2010 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Hatteras Financial Corp.	100.00	100.28	106.20	78.24	97.96	78.63
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT Mortgage REIT	100.00	97.58	116.99	114.70	135.21	123.21

Issuer Purchases of Equity Securities

On June 18, 2013, our board of directors authorized a share repurchase program (the “Repurchase Program”), which allowed us to repurchase up to 10,000,000 shares of our common stock as liquidity and market conditions permit. During the year ended December 31, 2015, we repurchased 1,443,283 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of approximately $20.8 million.  From inception to December 31, 2015, we had repurchased 4,028,730 shares under the Repurchase Program for a total cost of $66.5 million.  The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, corporate and regulatory requirements, market conditions, applicable SEC rules and other corporate liquidity requirements and priorities.  The Repurchase Program does not include specific price targets or an expiration date and may be suspended, modified or terminated at any time for any reason without prior notice.  The Repurchase Program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2015 – October 31, 2015	-	$ -	-	7,040,670
November 1, 2015 – November 30, 2015	197,400	$ 13.98	197,400	6,843,270
December 1, 2015 – December 31, 2015	872,000	$ 13.41	872,000	5,971,270
Total	1,069,400	$ 13.51	1,069,400	5,971,270
(1)	During the fourth quarter of 2015, we repurchased 1,069,400 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $14,472.
(2)	Excludes commissions.
(3)

On June 18, 2013, we announced that our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock as liquidity and market conditions permit.  The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, corporate and regulatory requirements, market conditions, applicable SEC rules and other corporate liquidity requirements and priorities.  The Repurchase Program does not include specific price targets or an expiration date and may be suspended, modified or terminated at any time for any reason without prior notice.  We are currently authorized by our board of trustees to repurchase or offer to repurchase shares of common stock under the Repurchase Program.

Item 6.Selected Financial Data

The following table sets forth our selected historical operating and financial data.  The selected historical operating and financial data for the five years ended December 31, 2015 have been derived from our historical financial statements.

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

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2015	2014	2013	2012	2011
Statement of Income Data
Interest income on securities	$305,717	$354,436	$450,708	$504,800	$424,713
Interest income on mortgage loans	5,509	35	-	-	-
Interest income on mortgage loans in securitization trusts	446	-	-	-	-
Interest income on short-term cash investments	1,367	1,283	1,560	1,508	1,407
Total interest expense	(91,438)	(132,495)	(197,709)	(197,064)	(144,662)
Net interest margin	221,601	223,259	254,559	309,244	281,458

Other income (loss):
Servicing income	20,111	-	-	-	-
Management fee income	2,027	-	-	-	-
Net realized gain (loss) on sale of securities	32,731	5,196	(283,012)	64,347	20,576
Impairment of MBS	-	-	(8,102)	-	-
Net gain on mortgage loans, MSRs and other	10,451	8	-	-	-
Net gain (loss) on derivative instruments	(188,416)	(141,433)	(69,715)	-	-
Total other income (loss)	(123,096)	(136,229)	(360,829)	64,347	20,576

Expenses:
Servicing expenses	(3,022)	-	-	-	-
Securitization deal costs	(1,473)	-	-	-	-
Other operating expenses	(42,390)	(30,669)	(27,866)	(24,346)	(17,661)
Total expenses	(46,885)	(30,669)	(27,866)	(24,346)	(17,661)

Net income (loss)	51,620	56,361	(134,136)	349,245	284,373
Dividends on preferred stock	(21,922)	(21,922)	(21,922)	(7,551)	-
Net income (loss) available to common shareholders	$29,698	$34,439	$(156,058)	$341,694	$284,373

Comprehensive income (loss) available to common shareholders	$(77,409)	$248,256	$(426,964)	$431,226	$351,804

Earnings (loss) per share of common stock, basic and diluted	$0.31	$0.36	$(1.59)	$3.67	$3.97

Comprehensive income (loss) per share of common stock, basic and diluted	$(0.80)	$2.57	$(4.34)	$4.63	$4.91

Weighted average shares outstanding, basic and diluted	96,665,489	96,603,634	98,337,362	93,185,520	71,708,058

Distributions per common share	$1.90	$2.00	$2.45	$3.30	$3.90

Selected Balance Sheet Data
Interest-earning portfolio	$14,755,382	$17,618,470	$17,642,532	$23,919,251	$17,741,873
Total assets	$16,137,526	$18,516,800	$19,077,360	$26,404,118	$18,586,719
Total borrowings	$13,575,722	$15,759,831	$16,481,509	$22,866,429	$16,162,375
Shareholders' equity	$2,143,357	$2,420,796	$2,364,101	$3,072,864	$2,080,188

Key Statistics (1)
Average interest-earning portfolio	$16,302,242	$16,943,788	$23,010,281	$22,167,760	$14,932,378
Average borrowings	$14,823,829	$15,291,888	$21,249,868	$20,468,353	$13,692,704
Average equity	$2,348,657	$2,433,070	$2,731,439	$2,732,423	$1,899,211
Average interest-earning portfolio yield (2)	1.91%	2.09%	1.96%	2.28%	2.84%
Average cost of funds (3)	0.62%	0.87%	0.93%	0.96%	1.06%
Interest rate spread (4)	1.29%	1.22%	1.03%	1.32%	1.78%
TBA dollar roll income	$83,397	$92,008	$5,605	$-	$-

(Dollars in thousands, except share-related amounts)
	Years Ended December 31
	2015	2014	2013	2012	2011
Average TBA dollar roll position	$3,652,988	$3,320,499	$185,451	$-	$-
Average interest-earning yield, including TBA dollar roll income (5)	1.98%	2.20%	1.97%	2.28%	2.84%
Effective interest expense (6)	$163,907	$166,315	$204,366	$197,064	$144,662
Effective cost of funds (6)	1.11%	1.09%	0.96%	0.96%	1.06%
Effective net interest margin (7)	$232,529	$281,447	$253,507	$309,244	$281,458
Effective interest rate spread (8)	0.87%	1.11%	1.01%	1.32%	1.78%
Core earnings (9)	$188,501	$228,856	$203,719	$277,347	$263,797
Core earnings per share, basic and diluted (9)	$1.95	$2.37	$2.07	$2.98	$3.68
Average annual securities portfolio repayment rate (10)	24.98%	20.93%	25.70%	26.39%	24.54%
Debt to equity (at period end) (11)	6.3:1	6.5:1	7.0:1	7.4:1	7.8:1
Debt to paid-in capital (at period end) (12)	5.0:1	5.8:1	6.0:1	8.2:1	8.5:1
Effective debt to equity (at period end) (13)	7.6:1	8.0:1	7.3:1	7.4:1	7.8:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)

Average interest-earning portfolio yield was calculated by dividing our interest income on MBS, agency CRT securities and mortgage loans held for investment, net of amortization as applicable, by our average MBS, agency CRT securities and mortgage loans held for investment.

(3)	Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average balance outstanding under our borrowings for the period.
(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average interest-earning portfolio yield.
(5)

Average interest-earning portfolio yield, including TBA dollar roll income was calculated the same as average interest-earning portfolio yield other than to include TBA dollar roll income in the numerator and our average TBA dollar roll position in the denominator.

(6)

Effective interest expense includes certain interest rate swap adjustments and gains/losses on maturities of Eurodollar futures.  Effective cost of funds is effective interest expense for the period divided by average borrowings for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2015, 2014 and 2013.  For 2011 through 2012, effective interest expense is identical to interest expense determined in accordance with GAAP.

(7)

Effective net interest margin includes certain interest rate swap adjustments, gains/losses on maturities of Eurodollar futures and TBA dollar roll income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information including reconciliations for 2015, 2014 and 2013.  For 2011 and 2012, effective net interest margin is identical to net interest margin determined in accordance with GAAP.

(8)	Effective interest rate spread was calculated by subtracting our effective cost of funds from our average interest-earning portfolio yield including TBA dollar roll income.
(9)

Core earnings consists of effective interest margin plus servicing income net of amortization, management fee income and gain from mortgage loans held for sale, reduced by adjusted operating expenses and dividends on preferred stock for the period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information, including reconciliations for 2015, 2014 and 2013.  For 2011 and 2012, core earnings consists of net interest margin determined in accordance with GAAP reduced by operating expenses and dividends on preferred stock, as applicable.

(10)	Our average annual portfolio repayment rate was calculated by dividing our total principal payments received during the year on securities (scheduled and unscheduled) by our average securities.
(11)	Our debt to equity ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by our shareholders’ equity at period end.
(12)

Our debt to paid-in capital ratio was calculated by dividing the amounts outstanding under our repurchase agreements and dollar roll liability at period end by the sum of the carrying value of our preferred stock, the par value of our common stock and additional paid in capital at period end.

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $2,730,705, $3,518,289 and $684,484 as of December 31, 2015, 2014 and 2013, respectively.  For 2011 and 2012, effective debt to equity is identical to our debt to equity ratio determined in accordance with GAAP.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Dollar amounts other than share-related amounts are presented in thousands, unless otherwise noted.

Overview

We are an externally-managed mortgage REIT incorporated in Maryland in September 2007 to invest in single-family residential mortgage real estate assets. Currently, the majority of these assets consist of mortgage pass-through securities guaranteed or issued by a U.S. Government agency (such as Ginnie Mae), or by a U.S. Government-sponsored enterprise (such as Fannie Mae or Freddie Mac). Our principal goal is to generate net income for distribution to our shareholders through regular quarterly dividends and protect and grow our shareholders’ equity (which we also refer to as our “book value”) through prudent interest rate risk management. Our net income is determined primarily by the difference between the interest income we earn on our mortgage assets, net of premium or discount amortization as applicable and the cost of our borrowings and hedging activities, which we also refer to as our net interest spread or net interest margin. We utilize substantial borrowings in financing our investment portfolio, which can enhance potential returns but can also exacerbate losses. In general, our book value is most affected by our issuance or purchase of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio and our hedging instruments.

We define “earning assets” as the sum of our MBS, agency CRT securities, mortgage loans held for investment (including those held in securitization trusts) and MSR.  The following table represents key quarterly data regarding our company for the three years ended December 31, 2015:

As of	Earning Assets	Borrowings	Equity	Shares Outstanding	Book Value Per Share	Earnings Per Share
December 31, 2015	$15,025,308	$13,575,722	$2,143,357	95,774	$19.38	$1.45
September 30, 2015	15,908,308	14,288,113	2,192,442	96,771	19.69	(0.93)
June 30, 2015	16,852,703	14,993,065	2,326,187	96,791	21.06	0.20
March 31, 2015	17,048,305	15,108,538	2,422,142	96,791	22.05	(0.41)
December 31, 2014	17,618,470	15,759,831	2,420,796	96,771	22.05	(0.32)
September 30, 2014	16,890,424	14,920,959	2,444,492	96,720	22.30	0.75
June 30, 2014	16,651,220	15,019,880	2,433,011	96,517	22.23	(0.19)
March 31, 2014	17,137,956	15,183,457	2,392,714	96,515	21.81	0.12
December 31, 2013	17,642,532	16,129,683	2,364,101	96,602	21.50	(0.16)
September 30, 2013	19,843,830	18,829,771	2,373,641	97,909	21.31	(2.72)
June 30, 2013	25,256,043	23,077,252	2,479,089	98,830	22.18	0.66
March 31, 2013	25,162,730	22,586,932	3,072,265	98,830	28.18	0.62

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

Market and Interest Rate Trends and the Effect on our Portfolio

Interest Rates

Mortgage markets in general, and our strategy in particular, are interest rate sensitive.  The relationship between several interest rates is generally determinant of the performance of our company. In the United States, interest rates are highly determined by the U.S. Federal Reserve actions and outlooks for setting their benchmark rate.  Current speculation about when, and with what frequency, the U.S. Federal Reserve will change short-term interest rates has increased volatility in asset pricing and nervousness among interest rate investors.  The lack of certainty about the rate environment tends to decrease the value of our assets.

Our borrowings in the repurchase market have historically closely tracked LIBOR and the U.S. Federal Funds Effective Rate.  Significant volatility in these rates or a divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio.  The investments we buy are affected by the shape of the yield curve, particularly along the area between two-year Treasury rates and 10-year Treasury rates.  The values of the hedges we employ are affected by the interest rate spread over the corresponding Treasury rates of two-year, three-year and five-year swaps, with the two-year currently being most representative of our portfolio composition.

The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30- day LIBOR	Fed Funds Effective Rate	Two-Year Treasury	10-Year Treasury	Two-Year Swap Spread
December 31, 2015	0.43%	0.20%	1.06%	2.27%	0.12%
September 30, 2015	0.19%	0.07%	0.64%	2.06%	0.12%
June 30, 2015	0.19%	0.08%	0.64%	2.35%	0.26%
March 31, 2015	0.18%	0.06%	0.56%	1.94%	0.25%
December 31, 2014	0.17%	0.06%	0.67%	2.17%	0.23%
September 30, 2014	0.16%	0.07%	0.58%	2.52%	0.25%
June 30, 2014	0.16%	0.09%	0.47%	2.53%	0.13%
March 31, 2014	0.15%	0.06%	0.44%	2.73%	0.13%
December 31, 2013	0.17%	0.07%	0.38%	3.04%	0.11%
September 30, 2013	0.18%	0.06%	0.33%	2.64%	0.14%
June 30, 2013	0.19%	0.07%	0.36%	2.49%	0.16%
March 31, 2013	0.20%	0.09%	0.24%	1.85%	0.18%

While short-term rates have been relatively stable over this period, long-term rates have been less so.  This primarily affects the values of our investments and hedges, and prepayment rates on our investments.  Swap spreads have been more volatile in recent years, with three-year and five-year swap spreads entering the single digits (in terms of basis points) and even turning negative at times.  In periods where swap spreads tighten or widen, our hedges will be less effective in their ability to mitigate changes in the values of our investments.

Principal Repayment Rate

Our net interest margin is primarily a function of the difference between the yield on our interest-earning assets and the financing cost of owning those assets.  Since we tend to purchase securities at a premium to par, the main item that can affect the yield on our securities after they are purchased is the rate at which the mortgage borrowers repay the loan.  While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, are less so.  Estimates of repayment rates are critical to the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, as well as the extent to which we extend the duration of our liabilities in connection with hedging activities.

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for our securities portfolio for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
December 31, 2015	5.85%	23.40%	17.2
September 30, 2015	7.24%	28.96%	21.1
June 30, 2015	6.65%	26.60%	19.5
March 31, 2015	5.26%	21.04%	15.4
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
March 31, 2013	6.50%	26.01%	19.0

(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.
(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

Our investments in mortgage loans are also subject to prepayment risk.  However, we account for our mortgage loans under the fair value option and recognize interest income thereon based on the contractual rate of the loans.  Thus, the reported yield on our mortgage loan portfolio is not impacted by prepayments, other than to the extent they impact the weighted-average contractual rate of the portfolio.  Instead, prepayments (and forward-looking prepayment assumptions) impact our earnings through changes in the fair value of our mortgage loans.

Our investments in MSR are also subject to prepayment risk.  Revenue on MSR consists primarily of a servicing fee expressed in a number of basis points on the unpaid principal balance (“UPB”) of the underlying mortgage loans.  Prepayments in the underlying loans decrease future servicing revenue by reducing the UPB upon which servicing revenue is calculated.  Because MSR essentially represent interest-only strips on the underlying loans, there is no early return of principal when prepayments occur, unlike investments in MBS and mortgage loans.  This makes prepayment risk particularly important for MSR.  Since we account for our MSR under the fair value option, prepayments primarily affect our fair value changes on MSR.

Book Value per Share

As of December 31, 2015, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for Series A Preferred Stock divided by shares of common stock outstanding) was $19.38, a decrease of $2.67, from $22.05 at December 31, 2014.  In 2015, the decrease in our book value was primarily a result of our comprehensive loss along with dividends declared on common and preferred stock.  Our comprehensive loss was driven by higher interest rates, which decreased the value of our assets, and by tightening in swap spreads that prevented our hedges from effectively mitigating the decline in the fair value of our investments.  The following table shows the components of our book value on a per share basis at each period end:

As of	Book Value Per Share
December 31, 2015	$19.38
September 30, 2015	19.69
June 30, 2015	21.06
March 31, 2015	22.05
December 31, 2014	22.05
September 30, 2014	22.30
June 30, 2014	22.23
March 31, 2014	21.81
December 31, 2013	21.50
September 30, 2013	21.31
June 30, 2013	22.18
March 31, 2013	28.18

Mortgage-backed Securities and Agency CRT Securities

We invest in both adjustable and fixed-rate agency securities, non-agency securities. which are not issued or guaranteed by a U.S. Government agency or a U.S. Government entity, and agency CRT securities issued by Fannie Mae and Freddie Mac (collectively, “securities”).  While agency CRT securities are debt obligations of Fannie Mae and Freddie Mac, the payment of principal on these securities is not guaranteed and we may incur a loss if the loans in the associated reference pools experience delinquencies exceeding specified thresholds. We assess the credit risk associated with our investment in agency CRT securities by assessing the current performance of the loans in the associated reference pool.  Over time, our investments in non-agency securities and agency CRT securities may increase further, depending on our view of the relative risk-return attributes of these instruments.

At December 31, 2015 and 2014, we owned $14.4 billion of securities.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of December 31, 2015 and 2014, our securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.72 and 102.91, respectively, of face value.  As of December 31, 2015 and 2014, we had approximately $379.6 million and $490.2 million, respectively, of unamortized premium included in the cost basis of our securities.

During the year ended December 31, 2015, we purchased approximately $3.6 billion of securities (at face amount) with a weighted average coupon of 2.85%.  We also sold approximately $2.7 billion of securities (at face amount) with a weighted average coupon of 3.09%.  During the year ended December 31, 2014, we purchased approximately $5.2 billion of securities with a weighted average coupon of 2.90%.  We also sold approximately $1.7 billion of securities with a weighted average coupon of 2.83%.  In 2014 the purchases and sales represented a sizable repositioning of our portfolio as well as a net reduction in overall size.  These actions were taken to better position the portfolio for the expected risk environment by reducing our leverage ratio and the duration of our assets.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our securities portfolio and consisted of the following at December 31, 2015:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$7,392,021	$(14,465)	$102,247	$7,479,803	52.3%
Fixed-Rate	1,005,458	(8,148)	-	997,310	7.0%
Total Fannie Mae	8,397,479	(22,613)	102,247	8,477,113

Freddie Mac Certificates
ARMs	5,806,425	(22,551)	41,243	5,825,117	40.7%
Fixed-Rate	-	-	-	-	0.0%
Total Freddie Mac	5,806,425	(22,551)	41,243	5,825,117

Total Agency MBS	$14,203,904	$(45,164)	$143,490	$14,302,230	100.0%

Agency CRT Securities	$111,217	$(1,830)	$-	$109,387

  Our securities portfolio consisted of the following at December 31, 2014:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893	53.3%
Fixed-Rate	1,111,288	-	5,177	1,116,465	6.4%
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881	39.0%
Fixed-Rate	158,402	-	1,767	160,169	0.9%
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency MBS	17,279,316	(35,531)	267,623	17,511,408	99.6%

Total Non-Agency MBS (ARMs)	75,454	-	148	75,602	0.4%

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010	100.0%

Adjustable-rate securities

As of December 31, 2015 our investment portfolio included adjustable-rate securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	17.7%	$2,257,422	2.84%	$101.95	$2,301,436	$105.30	$2,377,014
13-24	10.9%	1,405,584	2.69%	$102.75	1,444,298	$104.41	1,467,597
25-36	12.6%	1,626,999	2.87%	$102.67	1,670,489	$104.03	1,692,591
37-48	35.8%	4,679,280	2.50%	$103.03	4,821,273	$102.70	4,805,462
49-60	10.0%	1,311,237	2.43%	$102.47	1,343,689	$102.10	1,338,716
61-72	7.6%	986,205	2.95%	$102.39	1,009,803	$102.96	1,015,398
73-84	5.1%	670,062	2.73%	$102.28	685,338	$102.11	684,191
109-120	0.3%	32,772	2.85%	$101.72	33,337	$101.73	33,338
Total ARMS and Agency CRTs	100.0%	$12,969,561	2.67%	$102.62	$13,309,663	$103.43	$13,414,307

As of December 31, 2014, our investment portfolio included adjustable-rate securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	14.0%	$2,128,967	3.02%	$102.24	$2,176,760	$106.76	$2,272,988
13-24	11.0%	1,696,057	2.97%	$102.44	1,737,488	$106.09	1,799,368
25-36	12.4%	1,934,060	2.73%	$102.78	1,987,805	$104.77	2,026,261
37-48	13.9%	2,178,095	2.89%	$102.69	2,236,582	$104.16	2,268,665
49-60	35.9%	5,694,326	2.52%	$103.06	5,868,751	$102.83	5,855,524
61-72	5.4%	861,146	2.52%	$102.65	883,954	$102.19	880,039
73-84	7.4%	1,165,719	2.98%	$102.40	1,193,740	$103.59	1,207,531
Total ARMS	100.0%	$15,658,370	2.75%	$102.73	$16,085,080	$104.16	$16,310,376
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

As of December 31, 2015, excluding any fixed-rate securities, the ARMs underlying our adjustable rate MBS had fixed interest rates for an average period of approximately 37 months after which time the interest rates reset and become adjustable annually.  At December 31, 2015, 93.1% of our ARMs were still in their initial fixed-rate period and 6.9% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  At December 31, 2015, an additional 10.9% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

After the reset date, interest rates on our ARMs float based on spreads over various indices, usually LIBOR or the one-year CMT.  These interest rate adjustments are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.  Our ARMs typically have a maximum initial one-

time adjustment of 2% or 5%, and the average annual interest rate increase (or decrease) to the interest rates on our MBS is 2% per year.  The average lifetime cap on increases (or decreases) to the interest rates on our MBS is 5% from the initial stated rate.

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  Until late 2015, all of our fixed-rate MBS purchased to date had been 10-year and 15-year amortizing fixed rate securities.  At December 31, 2015, we owned $1.0 billion of 30-year fixed-rate MBS. The expected life of a 30-year fixed-rate MBS typically ranges from 4.5 to 7 years depending on market conditions.  The following table details our fixed rate portfolio at December 31, 2015.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
349-360	100.0%	965,972	3.50%	$104.09	1,005,458	$103.24	997,310
Total Fixed-Rate	100.0%	$965,972	3.50%	$104.09	$1,005,458	$103.24	$997,310

The following table details our fixed rate portfolio at December 31, 2014.

Wtd. Avg Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
121-132	5.8%	$69,483	3.50%	$105.13	$73,048	$106.23	$73,814
133-144	46.1%	555,754	3.50%	$104.99	583,488	$105.99	589,051
145-156	48.1%	580,976	3.43%	$105.54	613,154	$105.64	613,769
Total Fixed-Rate	100.0%	$1,206,213	3.47%	$105.26	$1,269,690	$105.84	$1,276,634
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

The following table shows MBS forward purchases as of December 31, 2015.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$145,246	$147,749	$147,914	$165
Fixed-rate TBA dollar roll securities	2,655,000	2,736,748	2,704,375	(32,373)
Total MBS purchase commitments	$2,800,246	$2,884,497	$2,852,289	$(32,208)

The following table shows MBS forward purchases as of December 31, 2014.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
Fixed-rate TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Total MBS purchase commitments	$3,797,031	$3,915,097	$3,931,162	$16,065
Mortgage Loans

We invest in individual jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  Dependent on market conditions, our intent is to securitize the loans through the issuance of non-agency MBS.  Our intention is to generally retain the related subordinated securities, representing the credit risk piece associated with these deals as well as a portion of the AAA tranches.  Depending on our view of the securitization and secondary markets, we may decide to retain a portion of the whole loans as a direct investment, or to sell loans in the secondary market.  During 2015, we completed our first securitization transaction.  We consolidate the related securitization trust, because we are deemed to be its primary beneficiary.

As of December 31, 2015 we own mortgage loans with a fair value of $343,765, of which $226,908 are held in the securitization trust. See Note 6 of our consolidated financial statements included in this Form 10-K for further information, including activity rollforwards and portfolio characteristics.

Mortgage Servicing Rights

In the third quarter of 2015, and in conjunction with our acquisition of Pingora, we began investing in MSR.  To date, all of our MSR relate to agency mortgage loans.  As of December 31, 2105, we own MSR with a fair value of $269,926.  The following table provides further information regarding our MSR portfolio:

Investor	UPB
Fannie Mae	$10,865,110
Freddie Mac	4,294,764
Ginnie Mae	8,481,503
$23,641,377

Average Loan Size	$ 246

Weighted Average Coupon	4.00%
<=3.5	11%
3.5-4.0	43%
4.0-4.5	40%
>4.5%	6%

Average Loan-to-value	82%

Average FICO	734

Liabilities

We have entered into repurchase agreements to finance most of our securities.  Our repurchase agreements are secured by our securities and bear interest at rates that have historically moved in close relationship to LIBOR.  As of December 31, 2015, we had established 36 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at December 31, 2015 of $13.4 billion with 25 counterparties.  We had an outstanding balance of $15.8 billion at December 31, 2014 with 25 different counterparties.

During the third quarter of 2015, we began funding a portion of our securities with FHLB advances and a portion of our mortgage loans with warehouse lines of credit, as discussed further under “Liquidity Sources—Borrowings.”  At December 31, 2015, we had $60,096 of borrowings outstanding under warehouse lines of credit, which are collateralized by the mortgage loans financed thereon.  At December 31, 2015, we had $14,132 of borrowings outstanding with the FHLB, which was repaid in January 2016.  Based on the current status of FHFA rulemaking, we will be required to surrender our membership in the FHLB in 2016.  We do not expect the new regulations to materially adversely affect our core business and operations.

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

As of December 31, 2015, we had 24 interest rate swap agreements with 8 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $4.6 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of December 31, 2015 were as follows:

Effective Dates	Wtd -Avg. Futures Contract Notional	Wtd-Avg Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd-Avg Swap Rate	Total	Wtd-Avg Rate
1Q 2016	9,689,000	1.41%	4,400,000	0.92%	14,089,000	1.26%
2Q 2016	9,447,000	1.68%	3,800,000	0.92%	13,247,000	1.46%
3Q 2016	8,528,000	1.91%	3,200,000	0.91%	11,728,000	1.63%
4Q 2016	8,390,000	2.15%	2,600,000	0.90%	10,990,000	1.86%
2017	7,613,250	2.73%	1,125,000	0.90%	8,738,250	2.49%
2018	5,903,500	3.27%	50,000	0.96%	5,953,500	3.25%
2019	2,317,250	3.33%	-	-	2,317,250	3.33%
2020	1,257,250	4.02%	-	-	1,257,250	4.02%
2021	292,000	3.98%	-	-	292,000	3.98%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our interest-earning portfolio.  As of December 31, 2015, we had six interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$727	6	$3,065,000	3.23%	3 month LIBOR	6

As of December 31, 2014, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

On September 30, 2013, we discontinued hedge accounting for our interest rate swap agreements by de-designating the swaps as cash flow hedges.  No swaps were terminated in conjunction with this action, and our risk management and hedging practices are unimpacted.  However, our accounting for these transactions changed effective October 1, 2013.  All of our swaps had previously been accounted for as cash flow hedges under ASC 815, Derivatives and Hedging.  As a result of discontinuing hedge accounting, beginning October 1, 2013 changes in the fair value of our interest rate swap agreements have been recorded in “Loss on derivative instruments, net” in our consolidated statements of income, rather than in other comprehensive income.  Also, net interest paid or received under the swaps, which up through September 30, 2013 was recognized in “interest expense,” is now recognized in “Loss on derivative instruments, net.”

Results of Operations

Use of GAAP and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, the discussions of our results of operations and liquidity and capital resources include certain non-GAAP financial information.  The non-GAAP measures we employ are 1) effective interest expense, 2) effective net interest margin, 3) core earnings and core earnings per share, and financial metrics derived from these non-GAAP measures, such as effective cost of funds and effective leverage.  We use these measures internally to assess our results and financial condition.  Therefore, we believe that providing these measures gives users of financial information additional clarity regarding our performance and financial condition and better enables them to see “through the eyes of management.”

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

Amortization on MSR represents the portion of the change in MSR fair value that is attributable to the realization of cash flows, and is a non-GAAP measure because we account for MSR at fair value, not at amortized cost.

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

These measures involve differences from results computed in accordance with GAAP, and should be considered supplementary to, and not as a substitute for, our results computed in accordance with GAAP.  None of the non-GAAP measures we present represents cash provided by operating activities determined in accordance with GAAP, and none is a measure of liquidity or an indicator of our ability to pay cash dividends. Further, our definitions of these non-GAAP measures may not be comparable to similarly-titled measures of other companies, and therefor comparative analysis may be difficult.  Reconciliations of each non-GAAP measure to its nearest directly comparable measure calculated in accordance with GAAP are included below.

Please “Item 6.  Selected Financial Data” for definitions of other metrics we use below, including average portfolio yield and average portfolio repayment rate.

Overview

Our results since 2013 have been largely dominated by U.S. Federal Reserve actions, primarily the discussion around the timing of the end of its quantitative easing program and the beginning of increases in the Fed Funds Target Rate.  In 2013, speculation as to the imminence and pace of these events steepened the yield curve, leading to a significantly slower pace of home loan refinancings, benefiting our portfolio yield, but also causing the value of our securities to decline.  More specifically, the market dislocation that occurred late in the second quarter of 2013 carried forward into the third quarter of 2013, resulting in significantly higher interest rates and a significant decrease in the value of our portfolio.  In response to the elevated risk profile of our investments that existed at that time, in the second half of 2013 we rebalanced our portfolio to decrease the duration of our assets and our leverage.  This generated sizable realized losses in net income, thus impacting 2014 versus 2013 variances in net income.  In 2014, the yield curve generally flattened, leading to improved valuations of MBS early in the year, but also an increase in refinancings, particularly over the summer months. During 2015, interest rates rose, especially over the second half of year, and MBS spreads over treasury rates widened, decreasing the value of our interest-earning portfolio.  Further exacerbating these conditions, interest rate spreads between our hedging instruments (interest rate swaps and Futures Contracts) and treasury rates tightened significantly, preventing our hedging portfolio from effectively mitigating the decline in the value of our investments.

During 2015, we made substantial progress in our efforts to diversify our investment portfolio to include jumbo ARM whole mortgage loans and MSRs.  As of December 31, 2015, the unpaid principal balance and the fair value of our mortgage loans held for investment were $338.2 million and $343.8, respectively, inclusive of mortgage loans held by a consolidated financing entity (“CFE”).  In December 2015, we completed our first securitization of jumbo whole loans.  We retained approximately 75% of the beneficial interests issued by the securitization trust, thereby retaining the credit exposure therein within our portfolio.  See Note 6 of our consolidated financial statements, contained in this Form 10-K, for further information regarding whole mortgage loans owned as of December 31, 2015 and December 31, 2014.

In August 2015, our wholly owned subsidiary, Wind River TRS LLC, purchased Pingora, a specialized asset manager focused on investing in new-production performing MSR and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  Pingora currently manages an MSR portfolio of over $72 billion UPB including approximately $49 billion UPB managed for unrelated third-party investors.

In conjunction with our acquisition of Pingora, we began investing in MSR.  During 2015, we purchased $259 million of MSR though Pingora.  Over time, we expect that incorporating MSRs into our investment portfolio will benefit us in several ways, including further improvement to the risk profile of our balance sheet by providing an income generating asset with a fair value that is inversely correlated to interest rates and our interest-earning portfolio. See Note 7 of our consolidated financial statements for further information.

Even with the diversification activities described above, the primary drivers of our comprehensive income for the near term continue to be 1) our net investment income, and 2) the net impact of changes in the fair value of our earning assets and of our hedging instruments, both of which are driven primarily by changes in interest rates.  However, we anticipate growth within our residential whole mortgage loan and MSR initiatives in the coming years, with servicing income, in particular, expected to become a larger percentage of our earnings.

Our summarized results of operations for the three years December 31, 2015, along with related key metrics, were as follows:

Comprehensive Income

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Statement of Income Data
Total interest income	$313,039	$355,754	$452,268	-12%	-21%
Interest expense	(91,438)	(132,495)	(197,709)	-31%	-33%
Net interest margin	221,601	223,259	254,559	-1%	-12%

Other income (loss):
Servicing income	20,111	-	-	NM	NM
Management fee income	2,027	-	-	NM	NM
Net realized gain on sale of securities	32,731	5,196	(283,012)	530%	102%
Impairment of MBS	-	-	(8,102)	NM	100%
Net gain on mortgage loans, MSRs and other	10,451	8	-	NM	NM
Loss on derivative instruments, net	(188,416)	(141,433)	(69,715)	33%	103%
Total other income (loss)	(123,096)	(136,229)	(360,829)	-10%	-62%

Expenses:
Servicing expenses	(3,022)	-	-	NM	NM
Securitization deal costs	(1,473)	-	-	NM	NM
Operating expenses	(42,390)	(30,669)	(27,866)	38%	10%
Total expenses	(46,885)	(30,669)	(27,866)	53%	10%

Net income (loss)	51,620	56,361	(134,136)	8%	142%
Dividends on preferred stock	(21,922)	(21,922)	(21,922)	0%	0%
Net income (loss) available to common shareholders	$29,698	$34,439	$(156,058)	-14%	122%

Earnings (loss) per share of common stock, basic and diluted	$0.31	$0.36	$(1.59)	-14%	122%

Other comprehensive income (loss)	$(107,107)	$213,817	$(270,906)	-150%	179%

Comprehensive income (loss) available to common shareholders	$(77,409)	$248,256	$(426,964)	-131%	158%

Comprehensive income (loss) available to common shareholders per share, basic and diluted	$(0.80)	$2.57	$(4.34)	-131%	159%

Core earnings	$188,501	$228,856	$203,719	-18%	12%

Core earnings per share, basic and diluted	1.95	$2.37	$2.07	-18%	14%

Weighted average shares outstanding	96,665,489	96,603,634	98,337,362	0%	-2%

NM – Not meaningful

2015 vs. 2014

Comprehensive income decreased due primarily to:

•

Lower valuations of our investments in 2015 combined with tightening of swap spreads, which diminished the effectiveness of our hedging portfolio at mitigating the investment decline.  The declines in the value of our investments were due to higher interest rates, particularly over the second half of 2015. See “Overview” above for further discussion of investment markets in each period; and
•	Lower core earnings.

Core earnings decreased due primarily to:

•

Lower effective net interest margin, driven by the smaller average size of our interest-earning portfolio and lower average interest-earning portfolio yield including TBA dollar roll income, stemming from a higher rate of premium amortization due to higher portfolio prepayments; and

•	Higher expenses.

These decreases to core earnings were partially offset by:

•	Servicing income and management fee income stemming from our acquisition of Pingora effective August 31, 2015.

2014 vs. 2013

Comprehensive income increased due primarily to:

•

The significant favorable swing in other comprehensive income driven by gains in MBS valuation during 2014 due to lower interest rates, versus significant declines in MBS valuation during 2013, as described in “Overview” above; and

•	The favorable swing in net realized gain (loss) on sale of MBS in net income, due to significant repositioning of the portfolio during 2013, as described in “Overview” above.

These increases in comprehensive income were partially offset by:

•	The unfavorable swing in loss on derivative instruments, net in the current period, which by design, generally moves in the opposite direction of MBS values.

Core earnings increased due primarily to:

•	Higher effective net interest margin, driven by higher average portfolio yield, including TBA dollar roll income, stemming from:
o	A lower rate of premium amortization due to lower portfolio prepayments compared to elevated 2013 levels; and
o	Incremental earnings from our TBA dollar roll position in excess of the interest rate spread that would have been achieved had we invested in similar securities financed with repurchase agreements.

These increases to effective net interest margin were partially offset by:

•	The smaller average size of our earning assets portfolio, which includes our off-balance sheet TBA dollar roll assets.

Total Interest Income

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Gross interest income	$430,693	$457,733	$618,192	-6%	-26%
Net premium amortization on MBS	(117,654)	(101,979)	(165,924)	15%	-39%
Total interest income	$313,039	$355,754	$452,268	-12%	-21%

Average interest-earning portfolio	$16,302,242	$16,943,788	$23,010,281	-4%	-26%
Weighted-average coupon on securities	2.70%	2.78%	2.76%	-3%	1%
Average interest-earning portfolio yield	1.91%	2.09%	1.96%	-9%	7%
Average annual securities portfolio repayment rate	24.98%	20.93%	25.70%	19%	-19%

The major drivers of our interest income are the coupon rates on the investments we own, the size of our portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

2015 vs. 2014

Total interest income decreased due primarily to:

•	The smaller average size of our interest-earning portfolio, which was a result of carrying lower average leverage and our diversification into MSR investments; and
•	A higher rate of premium amortization, driven by higher prepayments in our securities portfolio.

2014 vs. 2013

Total interest income decreased due primarily to:

•	The smaller average size of our securities portfolio, which was a result of carrying lower average leverage.

The decrease in total interest income was partially offset by:

•	A lower rate of premium amortization as refinancings slowed, driven by lower prepayments in our securities portfolio.

Interest Expense

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Borrowings	$60,672	$51,137	$81,856	19%	-38%
Swaps settlements and amortization	51	226	91,525	-77%	-100%
Reclassification of deferred hedge loss	30,715	81,132	24,328	-62%	233%
Interest expense	$91,438	$132,495	$197,709	-31%	-33%

Effective interest expense	$163,907	$166,315	$204,366	-1%	-19%

Average borrowings	$14,823,829	$15,291,888	$21,249,868	-3%	-28%
Average rate on borrowings	0.55%	0.33%	0.39%	65%	-15%
Average cost of funds	0.62%	0.87%	0.93%	-29%	-6%
Effective cost of funds	1.11%	1.09%	0.96%	1%	13%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  Note that our cessation of hedge accounting for our interest rate swaps caused changes in the classification of monthly swaps settlements, effective October 1, 2013.  See “Reconciliations of Non-GAAP Measures” below for a reconciliation of interest expense to effective interest expense.  The following are key components of the change between periods:

2015 vs. 2014

Interest expense decreased due primarily to:

•	Lower reclassifications of deferred hedge loss out of accumulated other comprehensive income into interest expense; and
•

The decrease in our average borrowings, as a result of carrying lower average leverage in light of the prospect of rising interest rates and due to our investment diversification into MSR, which are not leveraged.

These decreases in interest expense were partially offset by:

•

The higher average rate of our borrowings.  This increase was due to the general rise in short-term interest rates, but also due to the diversification of our financing sources, which now include warehouse lines of credit for the financing of mortgage loans as well as collateralized debt.

Effective interest expense decreased slightly due primarily to:

•

Lower average monthly net settlements on interest rate swaps in excess of higher losses on maturities of Futures Contracts, consistent with the continued run-off of our swap portfolio and our increased use of Futures Contracts; and

•	Lower average borrowings, partially offset by the slightly higher effective cost of funds, which was driven by a higher hedge ratio.

These decreases in effective interest expense were partially offset by:

•	The higher average rate of our borrowings, as described in the explanations of interest expense.

2014 vs. 2013

Interest expense decreased due primarily to:

•

The decrease in our average debt, as a result of lower average leverage in light of the prospect of rising interest rates and our increased use of TBA dollar roll financing (which is off balance sheet and is accounted for as a derivative);

•	The lower average rate on our debt (primarily repurchase agreements); and
•	Lower swap expenses classified in interest expense in the current period, due to our termination of hedge accounting.

Effective interest expense decreased due primarily to:

•	Lower average debt partially offset by the higher effective cost of funds, which was driven by a higher hedge ratio.

Net Interest Margin and Interest Rate Spread

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Net interest margin	$221,601	$223,259	$254,559	-1%	-12%
Effective net interest margin	$232,529	$281,447	$253,507	-17%	11%

Average interest-earning portfolio yield	1.91%	2.09%	1.96%	-9%	7%
Average cost of funds	0.62%	0.87%	0.93%	-29%	-6%
Average interest rate spread	1.29%	1.22%	1.03%	6%	18%

Average interest-earning portfolio yield, including TBA dollar roll income	1.98%	2.20%	1.97%	-10%	12%
Effective cost of funds	1.11%	1.09%	0.96%	1%	13%
Effective interest rate spread	0.87%	1.11%	1.01%	-21%	10%

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

Other Income (Loss)

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Other income (loss):
Servicing income	$20,111	$-	$-	NM	-
Management fee income	2,027	-	-	NM	-
Net realized gain(loss) on sale of securities	32,731	5,196	(283,012)	530%	-102%
Impairment of MBS	-	-	(8,102)	-	-100%
Net gain on mortgage loans	(1,034)	8	-	NM	NM
Net gain on mortgage servicing rights	10,711	-	-	NM	-
Net loss on derivative instruments	(188,416)	(141,433)	(69,715)	33%	103%
Net miscellaneous gains	774	-	-	NM	-
Total other income (loss)	$(123,096)	$(136,229)	$(360,829)	-10%	-62%

NM – Not meaningful

Our other income has historically consisted of realized gains and losses on our MBS and realized and unrealized gains and losses on derivative instruments.  Beginning in the third quarter of 2015, other income also includes our earnings from MSR investments and other revenues from Pingora.  With our election of the fair value option of accounting for mortgage loans in late 2014, and this same election for MSR and certain securities in 2015, fair value adjustments on these investments have become meaningful components of other income as well.  Realized gains and losses on sale of securities and fair value adjustments on investments and derivatives tend to be uneven, varying with interest rates and other market movements and/or management actions to re-position our portfolio.  The values of MSR and our derivative instruments are positively correlated with movements in interest rates, such that changes therein should serve to partially hedge changes in the value of our interest-earning portfolio. The following are key components of the change between periods:

2015 vs. 2014

Other income (loss) was a smaller loss due primarily to:

•	Larger realized gains on sale of securities in 2015; and
•	Earnings from our investments in MSR via Pingora, beginning in the third quarter of 2015. See “Mortgage Servicing Rights” for discussion of our MSR investments.

These favorable changes were partially offset by:

•

Higher losses on derivative instruments, driven by an ($80,804) unfavorable swing in losses on TBA dollar roll securities due to higher interest rates in 2015.  This decline was partially offset by favorable changes of $42,419 in the year-over-year earnings impacts of our hedging instruments (Futures Contracts, swaps and swaptions), driven by higher interest rates in 2015.

2014 vs. 2013

Other income (loss) was a smaller loss due primarily to:

•	Substantial realized losses on sale of securities in 2013, as described in “Overview.”

This favorable change was partially offset by:

•

Higher losses on derivative instruments, driven by losses on Futures Contracts.  As interest rates trended lower in 2014, our Futures Contracts lost value.  Net realized and unrealized losses on these contracts were $(206,339) and $(58,883) for 2014 and 2013, respectively.  Note that a portion of the higher loss in 2014 was due to growth in the size of our Futures Contracts portfolio, as a product of our 2013 decision to switch to Futures Contracts as our primary hedging instrument.  Our TBA dollar roll securities generated a net gain of $120,618 in 2014, consisting of realized and unrealized gains of $28,610 and TBA dollar roll income of $92,008, partially offsetting the losses from Futures Contracts.  We did not begin financing TBA securities in the dollar roll markets until 4Q13.

Expenses

We attempt to efficiently manage our expenses as they directly affect our return on investment.  Our total expenses grew over the three year period due to initiatives to diversify our investment portfolio, as illustrated by the following:

	Years Ended December 31			Change vs. Prior Year
	2015	2014	2013	2015	2014
Management fee	$16,235	$16,532	$18,180	-2%	-9%
Share-based compensation	4,256	3,612	2,594	18%	39%
Servicing expenses	3,022	-	-	NM	NM
General and administrative	21,899	10,525	7,092	108%	48%
Securitization deal costs	1,473	-	-	NM	NM
Total	$46,885	$30,669	$27,866	53%	10%

Average equity	$2,348,657	$2,433,070	$2,731,439	-3%	-11%
Expenses as a percentage of average equity, annualized	2.00%	1.26%	1.02%	58%	24%

Expenses by Asset Class:
Agency	$32,296	$28,792	$27,793	12%	4%
Non-Agency	5,154	1,877	73	175%	NM
MSR	9,435	-	-	NM	NM
Total	$46,885	$30,669	$27,866	53%	10%

2015 vs. 2014

Expenses increased due primarily to:

•	Expenses of Pingora, which was acquired on August 31, 2015 (i.e. the MSR asset class in the table above) and which includes substantially all the servicing expenses in the table above;
•	Deal costs of $1,978 we incurred to affect the acquisition of Pingora, which are included in the agency asset class in the table above; and
•

Expenses incurred in connection with our non-agency mortgage loan conduit, which include $1,473 of deal costs incurred in executing our December 2015 securitization of mortgage loans.  As described on “Overview,” the amount of mortgage loans held for investment grew substantially during 2015.

2014 vs. 2013

Expenses increased due primarily to:

•

Expenses related to additional employees, particularly those associated with developing our non-agency platform, increased technology (particularly software), insurance and professional fees. These increases are due in part to further enhancement of our risk management capabilities along with initiatives to add new asset classes and/or lines of business.

The increase in expenses was partially offset by:

•

The decline in our management fee.  Our management fee is calculated as a percentage of our equity, adjusted to exclude unrealized gains and losses.  Realized losses on securities in 2013 and realized losses on derivatives from 3Q13 and forward have served to reduce the equity base on which the management fee is calculated.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three years ended December 31, 2015:

	2015	2014	2013
Net interest margin	$221,601	$223,259	$254,559
Reclassification of deferred swap losses included in interest expense (after hedge de-designation)	30,715	81,132	24,328
Interest rate swaps – monthly net settlements (after hedge de-designation)	(55,064)	(113,919)	(30,985)
Losses on maturing Futures Contracts	(48,120)	(1,033)	-
TBA dollar roll income	83,397	92,008	5,605
Effective net interest margin	232,529	281,447	253,507
Servicing income, net of amortization (1)	17,224	-	-
Management fee income	2,027	-	-
Net gain on mortgage loans held for sale (2)	552	-	-
Net operating revenue	252,332	281,447	253,507
Total expenses (3)	(41,909)	(30,669)	(27,866)
Dividends on preferred stock	(21,922)	(21,922)	(21,922)
Core earnings	$188,501	$228,856	$203,719
(1)	Reduced by ($2,887) of MSR fair value change that represents estimated amortization of the MSR asset for the twelve months ended December 31, 2015.
(2)	Excludes gain (loss) on mortgage loans held for investment.
(3)

Excludes ($3,451) of expenses related to the Company’s acquisition of Pingora and the Company’s whole loan securitization, ($757) of amortization of intangible assets, and ($768) of change in representation and warranty reserve on MSR for the twelve months ended December 31, 2015.

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three years ended December 31, 2015:

	2015		2014		2013
	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$91,438	0.62%	$132,495	0.87%	$197,709	0.93%
Less: reclassification of deferred swap losses included in interest expense (after hedge de-designation)	(30,715)	-0.20%	(81,132)	-0.53%	(24,328)	-0.12%
Interest rate swaps – monthly net settlements (after hedge de-designation)	55,064	0.37%	113,919	0.74%	30,985	0.15%
Losses on maturing Futures Contracts	48,120	0.32%	1,033	0.01%	-	0.00%
Effective interest expense and effective cost of funds	$163,907	1.11%	$166,315	1.09%	$204,366	0.96%
(1)	Dollar amount as a percentage of our average repurchase agreements and dollar roll liability

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2015:

	December 31, 2015
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$12,693,883	0.64%	$4,629	$12,698,512
30 days to 3 months	-	0.00%	-	-
Over 90 days	750,000	0.75%	2,349	752,349
	$13,443,883	0.65%	$6,979	$13,450,862

In addition, we had contractual commitments under interest rate swap agreements as of December 31, 2015.  These agreements were for a total notional amount of $4.6 billion, had a weighted-average rate of 0.91% and a weighted average term of 12 months.

From time to time we may make forward commitments to purchase agency securities.  The commitments generally require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade. We purchase ARM TBA contracts and fixed-rate TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fifteen-year fixed TBA securities are a highly liquid security, and may be physically settled, net settled or traded as an investment.  Fifteen-year TBA contracts may also be financed in the dollar roll market.  We also purchase ARM agency securities and mortgage loans directly from loan originators.  Such purchase commitments are entered into on a “best-efforts” basis, which allows for the fact that such originators cannot guarantee that the loans in their pipelines (or the resulting agency securities such loans will be packaged into, if applicable) will actually come to fruition.  As of December 31, 2015, we had the following contractual obligations related to such forward purchases of investments:

	Face / UPB	Cost	Fair Market Value	Due to Brokers / Originators
ARMs - originators	$145,246	$147,749	$147,914	$147,749
Fixed-rate TBA dollar roll securities	2,655,000	2,736,748	2,704,375	2,730,705
Whole mortgage loans	26,523	26,700	26,725	26,700
Total purchase commitments	$2,826,769	$2,911,197	$2,879,014	$2,905,154

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of December 31, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As of December 31, 2015 and December 31, 2014, we had TBA dollar roll transactions outstanding with cost bases of $2,736,748 and $3,509,871, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, warehouse lines, dollar roll transactions, and monthly principal and interest payments on our investments.  Other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At December 31, 2015, we had uncommitted repurchase facilities with 36 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 25 of these counterparties.  We also have three warehouse lines supporting our whole loan investment activities, as discussed further under “—Liquidity Sources—Borrowings—Warehouse Lines of Credit.”

We generally maintain liquidity to pay down our borrowings thereby reducing borrowing costs and otherwise efficiently managing our long-term investment capital.  Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.  We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Effects of Margin Requirements, Leverage and Credit Spreads

Our securities have values that fluctuate according to market conditions and, as discussed above, the market value of our securities will decrease as prevailing interest rates or credit spreads increase.  When the value of the securities pledged to secure a loan decreases to the point where the positive difference between the collateral value and the loan amount fails to exceed a negotiated threshold (often referred to as the “haircut”), our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call.  Under our borrowing facilities, our lenders have full discretion to determine the value of the collateral we pledge to them.  Lenders also issue margin calls each month when the new factors (amount of principal remaining on the securities pledged as collateral) and scheduled and unscheduled paydowns are published by the issuing agency.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for securities, we may experience margin calls daily.  In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities.  We refer to this position as our liquidity.  The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our investments.  If interest rates increase as a result of a yield curve shift or for another reason, such as if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will likely experience margin calls, and we will use our liquidity to meet the margin calls.  There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.  If our haircuts increase, our liquidity will proportionately decrease.  In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to remain substantially invested.  We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which could force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

Liquidity Sources—Borrowings

We have utilized repurchase facilities, lines of credit with financial institutions and advances from the FHLB as part of our financing strategy with the most significant being repurchase agreements.

The table below sets forth the average amount of borrowings outstanding during each quarter and the amount of borrowings outstanding as of the end of each quarter for the last three years.  The amounts at a period end can be either above or below the average amounts for the quarter.  We do not manage our portfolio to have a pre-designated amount of borrowings at quarter end.  These numbers will differ as we implement our portfolio management strategies and risk management strategies over changing market conditions.

	Average Daily Borrowings	Borrowings at Period End	Highest Daily Borrowing Balance During Quarter	Lowest Daily Borrowing Balance During Quarter
December 31, 2015	$13,963,798	$13,575,722	$14,982,707	$13,520,444
September 30, 2015	14,807,631	14,288,113	15,098,710	14,266,407
June 30, 2015	15,071,081	14,993,065	15,273,283	14,961,293
March 31, 2015	15,482,427	15,108,538	15,873,532	14,982,204
December 31, 2014	15,235,739	15,759,831	15,817,877	14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758
March 31, 2013	22,342,818	22,586,932	23,017,196	21,337,947

Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business.  For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  While we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long-term excess liquidity.  Currently, we have not entered into any committed facilities under which the lender would be required to enter into new repurchase agreements during a specified period of time.  As of December 31, 2015 and December 31, 2014, we had repurchase agreement borrowings outstanding of $13,443,883 and $15,759,831, respectively.  As of December 31, 2015 and December 31, 2014, the weighted-average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount (the haircut), under all our repurchase agreements, was approximately 4.4% and 4.5%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a

“factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100,000 and $250,000.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unpledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of December 31, 2015 and December 31, 2014, we had approximately $1.1 billion and $1.5 billion, respectively in securities, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

The following table shows our repurchase agreement counterparty exposure by region as of December 31, 2015:

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
Asia	5	$99,750	4.7%
Europe	7	$109,234	5.1%
North America	13	$439,823	20.5%
	25	$648,807	30.3%

(1)  Exposure represent our total assets pledged as collateral in excess of our obligations, including any accrued interest receivable on the pledged asses.

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

Management monitors our exposure to our repurchase agreement and interest rate swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of the swaps with our counterparties.  We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

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

Warehouse Lines of Credit

We maintain three warehouse lines of credit in support of our whole loan investment activities: one related to mortgage loans held for investment and two related to mortgage loans held for sale.  These lines of credit are with three different counterparties.  They expire within one year and are collateralized by mortgage loans that we own.  These borrowings are charged interest at a specified margin over the one-month LIBOR interest rate.  At December 31, 2015, we had $60,096 of borrowings outstanding under our warehouse lines of credit, and $239,904 of unused borrowing capacity under these lines.  We did not utilize warehouse lines of credit in 2014.

If the value of the underlying collateral (as determined by the counterparty) securing these borrowings decreases, we may be subject to margin calls during the period the borrowing is outstanding.  To satisfy these margin calls, we may have to pledge additional collateral or repay portions of the borrowings.

FHLB Advances

During the third quarter of 2015, one of our wholly-owned subsidiaries became a member of the FHLB.  FHLB offers a variety of products and services, including secured advances, which charge interest and a specified margin over the one-month LIBOR interest rate.  At December 31, 2015, we had $14,132 of borrowings outstanding with the FHLB, and $985,868 of unused borrowing capacity under this facility.  Based on the current status of FHFA rulemaking, we will be required to surrender our membership in the FHLB in 2016.  We have no plans to utilize our FHLB membership beyond January 2016.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
December 31, 2015	$2,732,180	$2,730,705	$2,737,774	$2,723,165
September 30, 2015	3,559,674	2,723,165	3,846,630	2,723,165
June 30, 2015	4,307,588	3,846,630	4,455,020	3,846,630
March 31, 2015	4,027,774	4,455,020	4,681,289	3,518,289
December 31, 2014	3,687,748	3,518,289	3,741,918	3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

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

No shares of common or preferred stock have been issued since 2012 other than shares issued under our equity incentive plans and in connection with our acquisition of Pingora.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized the Repurchase Program to acquire up to 10,000,000 shares of our common stock.  Over the remainder of 2013, we repurchased 2,485,447 shares of common stock in at-the-market transactions.  During the first quarter of 2014, we repurchased 100,000 shares in at-the-market transactions at a total cost of $1,912.  During 2015, we repurchased

1,443,283 shares in at-the-market transactions at a total cost of $20,752.  As of December 31, 2015, there is repurchase capacity available under the Repurchase Program of 5,971,270 shares.  We are authorized by our board of directors to repurchase or offer to repurchase shares of common stock under the Repurchase Program and may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations. At December 31, 2015 and December 31, 2014, our total on-balance sheet borrowings were approximately $13.6 billion and $15.8 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.3:1 and 6.5:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 7.6:1 and 8.0:1 as of December 31, 2015 and December 31, 2014, respectively.

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

Market Valuation of Investments:  We invest in MBS representing interests in or obligations backed by pools of single-family adjustable-rate mortgage loans.  Guidance under FASB ASC Topic 320, Investments, requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income.

The estimated fair values of securities are determined by management by obtaining valuations thereon from independent sources, which are then evaluated for reasonableness. Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.  Firm purchase commitments to acquire “when issued” or TBA securities are recorded at fair value in accordance with ASC 815, Derivatives and Hedging.  The fair value of these purchase commitments is included in other assets or liabilities in the accompanying balance sheets.

We also invest in agency CRT securities, whole mortgage loans and MSR, all of which are accounted for under the fair value option.  The estimated fair values of agency CRT securities and mortgage loans are determined by management by obtaining valuations thereon from independent sources, and evaluating such valuations for reasonableness including underlying assumptions, as applicable.  MSR valuations are determined based on an internal, proprietary model with valuations from a third party used as an independent point of comparison.

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

Derivative Instruments:  We account for derivative instruments in accordance with the guidance included in the ASC 815, Derivatives and Hedging.  This guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.  The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of income or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  We use derivative instruments to manage our exposure to changing interest rates, generally with Futures Contracts and interest rate swap agreements.

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

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the yields earned on our investments and the cost of our borrowing and hedging activities.  The cost of our borrowings will generally be based on prevailing market interest rates.  During periods of rising interest rates, our borrowing costs tend to increase while the income earned on our interest-earning portfolio may remain substantially unchanged until the interest rates reset.  This results in a narrowing of the net interest spread between the assets and related borrowings and may even result in losses.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

We seek to mitigate interest rate risk through utilization of longer term repurchase agreements and hedging instruments, primarily interest rate swaps and Futures Contracts.  These instruments are intended to serve as a hedge against future interest rate increases on our variable rate borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our interest-earning investments.  If prepayments are slower or faster than assumed, the life of the investments will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

Interest Rate Cap Risk

The ARMs that underlie our adjustable-rate MBS and the mortgage loans we invest in directly are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period.  However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions.  Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate increases on our adjustable-rate and hybrid MBS and mortgage loans could effectively be limited by caps.  MBS backed by ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in our receipt of less cash from such investments than we would need to pay the interest cost on our related borrowings.  These factors could lower our net interest margin or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund and hedge a substantial portion of our acquisition of interest-earnings investments with borrowings that are based on, or move similarly to, LIBOR. The interest rates on our adjustable-rate MBS and mortgage loans are generally indexed to LIBOR or another index rate, such as the one-year CMT rate.  However, our borrowing rate may increase relative to LIBOR or one-year CMT rates thus resulting in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these investments.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.  To seek to mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our manager’s experience, estimates and assumptions, including estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from our manager’s estimates and assumptions.

Prepayment Risk

The majority of our assets are subject to prepayment risk.  As we receive repayments of principal on our interest-bearing assets (MBS and mortgage loans) from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income.  Premiums arise when we acquire assets at prices in excess of the principal balance of these interest-bearing asset.  Conversely, discounts arise when we acquire assets at prices below the principal balance of the asset.  To date, most of our interest-bearing assets have been purchased at a premium.

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

Our MSR assets are also subject to prepayment risk.  The amount of servicing revenue that we receive is determined by multiplying the underlying UPB of the mortgage loans times the contractual servicing fee.  When the mortgages underlying the MSR repay faster than our estimates, we will earn less than we expected when we purchased the MSR, and may even lose money.  Conversely, when the underlying mortgage loans repay slower than our estimates, our rate of return on the MSR increases.

Extension Risk

We invest in MBS that are either fixed-rate or backed by hybrid ARMs and in mortgage loans which have interest rates that are fixed for the early years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically.  We compute the projected weighted-average life of our portfolio based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans.  In general, when investments are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related investments.  This strategy is designed to protect us from rising interest rates by fixing a portion of our borrowing costs for the duration of the fixed-rate period of the investment.

We may structure our interest rate hedges to expire in conjunction with the estimated weighted average life of the fixed period of the mortgage loans underlying our MBS.  However, in a rising interest rate environment, the weighted average life of the mortgage loans underlying our MBS could extend beyond the term of the interest rate swap or other hedging instrument.  This is sometimes referred to as “tail risk.”  This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining MBS would remain fixed for a period of time.  This situation may also cause the market value of our investments to decline, with little or no offsetting gain from the related hedging transactions.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our investments.  We face the risk that the market value of our investments will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at December 31, 2015 and December 31, 2014, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

         December 31, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	18.32%	(0.45%)
+ 0.50%	10.86%	(0.17%)
- 0.50%	(2.78%)	(0.04%)
- 1.00%	(4.93%)	(0.24%)

         December 31, 2014

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	4.23%	(0.35%)
+ 0.50%	2.83%	(0.11%)
- 0.50%	3.74%	(0.13%)
- 1.00%	(1.09%)	(0.45%)

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

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Eurodollars Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at December 31, 2015 and December 31, 2014, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio and related debt against the effects of major interest rate changes.  We generally seek to manage our interest rate risk by:

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, interest rate caps and gross reset margins of our investments and the interest rate indices and adjustment periods of our borrowings; and

•	monitoring and managing, on an aggregate basis, our liquidity and leverage to maintain tolerance for market value changes.

Credit Risk

Although we do not believe that we are exposed to credit risk in our agency MBS portfolio, we are exposed to credit risk through our credit-sensitive residential mortgage investments, in particular non-agency MBS and residential whole loans, and to a lesser extent our investments in MSR and CRT securities.  Our exposure to credit risk from our credit sensitive investments is discussed in more detail as follows:

Non-agency MBS and Residential Whole Loans – We are also exposed to credit risk from our investments in residential whole loans. We believe that our investment strategy will generally keep our risk of credit losses low to moderate.  However, we intend to retain the risk of potential credit losses on all of the loans underlying the non-agency securities we originate and on our mortgage loans.  With respect to our non-agency securities, credit support contained in MBS deal structures provide a level of protection from losses.  We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-agency securities and mortgage loans.  In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, the shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.  We further mitigate credit risk in our mortgage loan portfolio through (1) selecting servicers whose specialties are well matched against the underlying attributes of the mortgage borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program.  At times, we may enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk.  Nevertheless, unanticipated credit losses could adversely affect our operating results.

CRT Securities – We are exposed to potential credit losses from our investments in CRT securities issued by Fannie Mae and Freddie Mac. While CRT securities are debt obligations of these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if the loans in the associated reference pool experience delinquencies exceeding specified thresholds or other specified credit events occur. We assess the credit risk associated with our investment in CRT securities by assessing the current performance of the loans in the associated reference pool.

MSR – We are exposed to potential credit losses on our MSR.  While the underlying loans are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, when we take ownership of the MSR we inherit potential liabilities regarding the representation and warranties of the original loans.  While we generally have recourse to the originator for these defects, there is no assurance that we can collect any amounts we are due.  Further, if the borrower were to default during this process, we may be forced to purchase and service the loan pending our recovery from the originator.  We manage these risks by maintaining a strong approval process for our originators, and by doing extensive oversight of their processes and our sub-servicers performance.

Item 8.Financial Statements and Supplementary Data

The required response under this Item is submitted in a separate section of this report.  See our financial statements beginning on on page F-1.

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

Based on management’s evaluation as of December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the recency of their acquisition, the scope of our evaluation excluded the internal controls of Pingora Asset Management, LLC and Pingora Loan Servicing, LLC, which constituted $340.7 million and $125.6 million of total assets and shareholders’ equity, respectively, as of December 31, 2015, and $23.6 million and $8.7 million of other income and net income, respectively, for the year then ended.  Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, a registered independent accounting firm, has audited our financial statements included in this annual report on Form 10-K and, as part of its audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015.  This report appears on page F-37 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1.	Financial Statements

Included herein at pages F-1 through F-36.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (including all articles of amendment and articles supplementary) (4)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Form of 7.625% Series A Cumulative Redeemable Preferred Stock Certificate (5)

10.1	Management Agreement, by and among Hatteras Financial Corp. and Atlantic Capital Advisors, LLC dated February 23, 2012 (6)

10.2	2010 Equity Incentive Plan* (3)

10.3	2015 Equity Incentive Plan* (8)

10.4	Form of Amended and Restated Restricted Stock Award Agreement for executive officers * (1)

10.5	Form of Restricted Stock Award Agreement for independent directors * (1)

10.6	Form of Indemnification Agreement * (1)

10.7	First Addendum and Amendment to Restricted Stock Agreements between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

10.8	Consulting Agreement between William H. Gibbs, Jr. and Hatteras Financial Corp. effective June 26, 2013 * (7)

12.1	Statement of computation of ratios of earnings to fixed charges and combined fixed charges and preferred stock dividends

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Submitted electronically herewith as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on April 22, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2012 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A filed with the SEC on August 23, 2012 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2012 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: February 24, 2016	By:	/s/ Michael R. Hough
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

Date	Signature

February 24, 2016	/s/ Michael R. Hough	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Michael R. Hough
February 24, 2016	/s/ Benjamin M. Hough	President, Chief Operating Officer and Director
Benjamin M. Hough
February 24, 2016	/s/ David W. Berson	Director
David W. Berson
February 24, 2016	/s/ Ira G. Kawaller	Director
Ira G. Kawaller
February 24, 2016	/a/ Vicki W. McElreath	Director
Vicki W. McElreath
February 24, 2016	/a/ Jeffrey D. Miller	Director
Jeffrey D. Miller

February 24, 2016	/s/ William V. Nutt, Jr.	Director
William V. Nutt, Jr.
February 24, 2016	/s/ Thomas D. Wren	Director
Thomas D. Wren
February 24, 2016	/s/ Kenneth A. Steele	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth A. Steele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited the accompanying consolidated balance sheets of Hatteras Financial Corp. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Hatteras Financial Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 24, 2016

Charlotte, North Carolina

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)

	December 31, 2015	December 31, 2014
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $13,932,415 and $16,538,214, respectively)	$14,302,230	$17,587,010
Agency CRT securities, at fair value	109,387	-
Mortgage loans held for investment, at fair value
(including pledged assets of $50,143 and $0, respectively)	116,857	31,460
Mortgage loans held for investment in securitization trusts, at fair value	226,908	-
Mortgage loans held for sale, at fair value
(including pledged assets of $17,542 and $0, respectively)	17,542	-
Mortgage servicing rights, at fair value	269,926	-
Cash and cash equivalents (including pledged cash of $376,081 and $323,791, respectively)	816,715	627,595
Unsettled purchased mortgage-backed securities, at fair value	12,582	24,792
Receivable for securities sold	-	5,197
Accrued interest receivable	45,008	54,274
Principal payments receivable	108,201	111,439
Other investments	51,930	41,252
Derivative assets, at fair value	2,914	27,151
Other assets	57,326	6,630
Total assets (1)	$16,137,526	$18,516,800

Liabilities and shareholders’ equity
Borrowings:
Repurchase agreements	$13,443,883	$15,759,831
Warehouse lines of credit	60,096	-
Federal Home Loan Bank advances	14,132	-
Collateralized borrowings in securitization trusts, at fair value	57,611	-
Total borrowings	13,575,722	15,759,831
Payable for unsettled securities	12,582	24,750
Accrued interest payable	4,938	6,968
Derivative liabilities, at fair value	325,233	244,591
Dividends payable	47,824	53,014
Other liabilities	27,870	6,850
Total liabilities (1)	13,994,169	16,096,004

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding, respectively ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 95,773,767 and 96,771,158 shares issued and outstanding, respectively	96	97
Additional paid-in capital	2,438,223	2,454,718
Accumulated deficit	(671,872)	(518,036)
Accumulated other comprehensive income	98,658	205,765
Total shareholders’ equity	2,143,357	2,420,796
Total liabilities and shareholders’ equity	$16,137,526	$18,516,800
(1)

The consolidated balance sheet as of December 31, 2015 includes $227,444 of assets of a consolidated collateralized financing entity (“CFE”) that can only be used to settle obligations of the CFE as well as liabilities of $57,784 of the CFE for which creditors do not have recourse to Hatteras Financial Corp.

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

For the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands, except share related amounts)

	2015	2014	2013
Interest income:
Securities	$305,717	$354,436	$450,708
Mortgage loans	5,509	35	-
Mortgage loans in securitization trusts	446	-	-
Short-term cash investments	1,367	1,283	1,560
Total interest income	313,039	355,754	452,268

Interest expense:
Repurchase agreements	90,744	132,495	197,709
Warehouse lines	597	-	-
Collateralized borrowings in securitization trusts	97	-	-
Total interest expense	91,438	132,495	197,709

Net interest margin	221,601	223,259	254,559

Other income (loss):
Servicing income	20,111	-	-
Management fee income	2,027	-	-
Net realized gain on sale of securities	32,731	5,196	(283,012)
Impairment of mortgage-backed securities	-	-	(8,102)
Net gain (loss) on mortgage loans	(1,034)	8	-
Net gain on mortgage servicing rights	10,711	-	-
Net gain (loss) on derivative instruments	(188,416)	(141,433)	(69,715)
Net miscellaneous gains and losses	774	-	-
Total other income (loss)	(123,096)	(136,229)	(360,829)

Expenses:
Management fee	16,235	16,532	18,180
Share-based compensation	4,256	3,612	2,594
Servicing expenses	3,022	-	-
General and administrative	21,899	10,525	7,092
Securitization deal costs	1,473	-	-
Total expenses	46,885	30,669	27,866

Net income (loss)	51,620	56,361	(134,136)
Dividends on preferred stock	21,922	21,922	21,922
Net income (loss) available to common shareholders	$29,698	$34,439	$(156,058)

Earnings (loss) per share - common stock, basic	$0.31	$0.36	$(1.59)
Earnings (loss) per share - common stock, diluted	$0.31	$0.36	$(1.59)

Dividends per share of common stock	$1.90	$2.00	$2.45

Weighted average common shares outstanding, basic	96,665,489	96,603,634	98,337,362
Weighted average common shares outstanding, diluted	96,665,489	96,603,634	98,337,362

See accompanying notes.

Hatteras Financial Corp

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013

Net income (loss)	$51,620	$56,361	$(134,136)

Other comprehensive income (loss):

Net unrealized gains (losses) on securities
available for sale	(133,867)	122,824	(391,590)
Net unrealized gains on derivative instruments	26,760	90,993	120,684
Other comprehensive income (loss)	(107,107)	213,817	(270,906)

Comprehensive income (loss)	(55,487)	270,178	(405,042)

Dividends on preferred stock	21,922	21,922	21,922

Comprehensive income (loss) available to
common shareholders	$(77,409)	$248,256	$(426,964)
See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2012	$278,252	$99	$2,494,303	$37,356	$262,854	$3,072,864
Repurchase of common stock	-	(2)	(43,879)	-	-	(43,881)
Share-based compensation expense	-	-	2,594	-	-	2,594
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(240,512)	-	(240,512)
Net loss	-	-	-	(134,136)	-	(134,136)
Other comprehensive loss	-	-	-	-	(270,906)	(270,906)
Balance at December 31, 2013	278,252	97	2,453,018	(359,214)	(8,052)	2,364,101
Repurchase of common stock	-	-	(1,912)	-	-	(1,912)
Share-based compensation expense	-	-	3,612	-	-	3,612
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(193,261)	-	(193,261)
Net income	-	-	-	56,361	-	56,361
Other comprehensive income	-	-	-	-	213,817	213,817
Balance at December 31, 2014	$278,252	$97	$2,454,718	$(518,036)	$205,765	$2,420,796
Repurchase of common stock	-	(1)	(20,752)	-	-	(20,753)
Share-based compensation expense	-	-	4,256	-	-	4,256
Dividends declared on preferred stock	-	-	-	(21,922)	-	(21,922)
Dividends declared on common stock	-	-	-	(183,534)	-	(183,534)
Net income	-	-	-	51,620	-	51,620
Other comprehensive loss	-	-	-	-	(107,107)	(107,107)
Balance at December 31, 2015	$278,252	$96	$2,438,223	$(671,872)	$98,658	$2,143,357

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

Operating activities	2015	2014	2013
Net income (loss)	$51,620	$56,361	$(134,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	117,654	101,979	165,924
Reclassification of deferred swap net loss	30,715	81,132	25,816
Share-based compensation expense	4,256	3,612	2,594
Net realized (gain) loss on sale of securities	(32,731)	(5,196)	283,012
Net unrealized gain on MSR	(10,711)	-	-
Net unrealized (gain) loss on mortgage loans held for investment	1,065	(8)	-
Purchase of mortgage loans held for sale	(130,362)	-	-
Sale of mortgage loans held for sale	117,664	-	-
Net loss on derivative instruments	188,416	141,433	68,205
Impairment loss on mortgage-backed securities	-	-	8,102
Other	(753)	226	106
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	9,266	882	21,957
Increase in other assets	(19,318)	(2,963)	(2,432)
Increase (decrease) in accrued interest payable	(2,030)	(1,311)	687
Increase in other liabilities	13,480	2,336	572
Net cash provided by operating activities	338,231	378,483	440,407

Investing activities
Purchases of securities	(3,764,409)	(5,126,375)	(10,180,894)
Principal repayments on securities	3,920,850	3,423,756	5,782,709
Sales of securities	2,796,515	1,993,707	11,280,146
Purchases of mortgage loans held for investment	(357,996)	(31,462)	-
Principal repayments on mortgage loans held for investment	44,105	10	-
Purchases of mortgage servicing rights	(259,181)	-	-
Acquisition of Pingora, net of cash acquired	(21,473)	-	-
Net payments on derivative instruments	(87,933)	(53,192)	(67,656)
Purchase of equity investment	-	(6,000)	-
Purchase of broker/dealer	-	(1,349)	0
Net cash provided by investing activities	2,270,478	199,095	6,814,305

Financing activities
Repurchase of common stock	(20,752)	(1,912)	(43,881)
Cash dividends paid	(210,646)	(215,098)	(283,309)
Proceeds from borrowings	157,899,476	151,439,951	226,824,755
Principal repayments on borrowings	(160,145,185)	(151,809,803)	(233,561,501)
Proceeds from collateralized trust borrowing	59,466	-	-
Repayments on collateralized trust borrowing	(1,948)	-	-
Proceeds from dollar roll financing	-	241,121	1,784,998
Repayments on dollar roll financing	-	(592,947)	(1,433,172)
Payment on termination of interest rate swaps and swaptions	-	-	(3,342)
Net cash used in financing activities	(2,419,589)	(938,688)	(6,715,452)

Net increase (decrease) in cash and cash equivalents	189,120	(361,110)	539,260
Cash and cash equivalents, beginning of period	627,595	988,705	449,445
Cash and cash equivalents, end of period	$816,715	$627,595	$988,705

Supplemental disclosure of cash flow information
Cash paid for interest	$117,767	$166,368	$197,022

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for unsettled purchases of securities	$12,582	$24,750	$-
Receivable for securities sold	$-	$5,197	$231,214
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$43,196	$48,386	$48,301

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2015

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

On August 31, 2015, the Company closed on its acquisition of the voting interests of Pingora Asset Management, LLC (“PAM”) and Pingora Loan Servicing, LLC (“PLS,” and together, “Pingora”), a specialized asset manager focused on investing in new-production performing mortgage servicing rights (“MSR”) and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  The acquisition provides the Company with MSR portfolio management and master-servicing oversight capabilities to the Company, accelerating the Company’s entry into investing in MSR.  The impact of the Company’s investments in MSR is not reflected in the opening balance sheet below (see Note 7 for further discussion).  In addition to being an income-producing investment, the Company expects that MSR will serve as a natural hedge against the impact of changes in interest rates on the fair value of the Company’s interest-earning portfolio.  The Company acquired 100% of the voting interests of Pingora for cash consideration of approximately $23.5 million.  In conjunction with the transaction, the Company also issued approximately $4.4 million of equity interests to Pingora management, a significant portion of which is subject to future vesting.  The Company has accounted for the transaction as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  The acquired operations generated other income of $23.6 million and net income of $8.7 million during the period from the acquisition date through December 31, 2015.

The opening balance sheet of Pingora as of the acquisition date consisted of the following assets and liabilities:

Assets / (Liabilities)
Mortgage loans held for sale, at fair value	$4,292
Cash and cash equivalents	1,937
Ascent software platform	2,000
Customer relationships intangible	16,000
Licenses	2,000
Goodwill	3,498
Warehouse lines of credit	(3,989)
Deferred tax liabilities	(2,060)
Other net liabilities	(215)
Net assets	$23,463

The acquisition is subject to certain post-closing adjustments and the Company’s allocation of the purchase price to the assets and liabilities acquired may be adjusted accordingly.  The goodwill recorded is representative of the value of the assembled workforce along with operating synergies the Company expects to achieve.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of investments and derivative instruments.

Certain prior period amounts have been reclassified to conform to the current period classification.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company also considers the provisions of FASB ASC Topic 810, Consolidation, in determining whether consolidation is appropriate for any interests held in variable interest entities. All significant intercompany balances and transactions have been eliminated.

The Company consolidates a securitization trust, also known as a collateralized financing entity (“CFE”) that purchased individual whole mortgage loans from one of the Company’s subsidiaries and issued MBS that are backed by the loans.  This securitization occurred in December 2015.  An owner of a variable interest in a variable interest entity (“VIE”) must consolidate the VIE if that owner has: (i) the power to direct the activities that most significantly impact the VIE’s economic performance (“power”), and (ii) the obligation to absorb losses of, or to receive benefits from, the VIE that could potentially be significant to the VIE.  Because the Company purchased the majority of the MBS that were issued by the CFE, including all the subordinate tranches, and because a subsidiary of the Company continues to be the named servicer of the loans in the trust, the criteria for consolidation of the CFE are met.  See Note 3 for further information related to the CFE.

PLS, which meets the definition of a business pursuant to GAAP, has also been determined to be a VIE.  Further, PLS has structured its operations, and the funding and capitalization thereof, into three pools of assets and liabilities referred to as “silos.”  Owners of variable interests in a given PLS silo are entitled to all of the returns and risk of loss on the investments and operations in that silo and have no substantive recourse to assets contained in any other silo.  While the Company has power over all PLS silos because it owns 100% of the voting interests of PLS, it only has variable interests in two of the three silos.  In the two silos in which it has a variable interest, the Company holds 100% of the variable interests, making it the primary beneficiary thereof.  These silos have been included in the Company’s consolidated financial statements.  The Company’s consolidated financial statements exclude the PLS silo in which the Company has no variable interest.

The Company is required to reassess the consolidation of VIEs quarterly, and changes in facts and circumstances may change the Company’s determination.  This could result in a material impact to the Company’s consolidated financial statements during subsequent reporting periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of cash equivalents approximate their fair value.  Cash and cash equivalents includes cash pledged to derivative counterparties, which is held in margin accounts at various counterparties as collateral related to interest rate swaps, Eurodollar Futures Contracts (“Futures Contracts”) and forward commitments to purchase to-be-announced (“TBA”) securities.

Financial Instruments

The Company considers its cash and cash equivalents, MBS and agency credit risk transfer (“CRT”) securities (settled and unsettled), mortgage loans, forward purchase commitments, debt security held-to-maturity, receivable for securities sold, accrued interest receivable, principal payments receivable, payable for unsettled securities, derivative instruments, borrowings and accrued interest payable to meet the definition of financial instruments.  The carrying amount of cash and cash equivalents, receivable for securities sold, accrued interest receivable and payable for unsettled securities approximate their fair value due to the short maturities of these instruments and would be valued using Level 1 inputs.  The carrying amount of repurchase agreements is deemed to approximate fair value given their short-term duration and would be valued using Level 2 inputs. See Note 5 for discussion of the fair value of MBS and agency CRT securities. See Note 6 for discussion of the fair value of mortgage loans.  See Note 8 for discussion of the fair value of the held-to-maturity debt security.  See Note 10 for discussion of the fair value of derivative instruments, including forward purchase commitments.

The Company limits its exposure to credit losses on its portfolio of securities by purchasing predominantly agency securities.  In addition, the Company’s portfolio is diversified to avoid undue exposure to loan originator, geographic and other types of concentration. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of expected prepayment characteristics.  See Note 5 for additional information on MBS.

The Company is engaged in various trading and brokerage activities including repurchase agreements, dollar roll transactions, interest rate swap agreements, interest rate swaptions and Futures Contracts in which counterparties primarily include broker-dealers, banks, and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counterparty and retain collateral when appropriate.  See Note 9 for additional information on repurchase agreements and Note 10 for additional information on dollar roll transactions, interest rate swap agreements, interest rate swaptions and Futures Contracts.

Mortgage-Backed Securities and Agency CRT Securities

The Company invests primarily in MBS representing interests in or obligations backed by pools of single-family residential mortgage loans.  GAAP requires the Company to classify its investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  The Company currently classifies all of its MBS as available-for-sale.  All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss).  Agency CRT securities are credit risk transfer securities issued by government sponsored entities, which are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  The Company has elected to account for agency CRT securities under the fair value option, which simplifies accounting for these particular securities due to the potential for embedded derivatives therein.  The estimated fair values of MBS and agency CRT securities are determined by management utilizing valuations obtained from independent sources. Security purchase and sale transactions are recorded on the trade date.  Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Forward purchase commitments to acquire “when issued” or TBA securities are recorded at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of these forward purchase commitments is included in derivative assets or derivative liabilities in the accompanying consolidated balance sheets.  If the Company intends to take physical delivery of the securities, as is the case for forward purchase commitments to acquire TBA securities from mortgage originators, the commitment is designated as an all-in-one cash flow hedge and its unrealized gains and losses are recorded in other comprehensive income.  If the Company does not intend to take physical delivery of the securities, as is the case with most TBA dollar roll transactions, the commitment is not designated as an accounting hedge and unrealized gains and losses are recorded in “Gain (loss) on derivative instruments, net.”  See Note 10 for additional information on forward purchase commitments.

The Company assesses its available-for-sale securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date the impairment is designated as either “temporary” or “other-than-temporary.”  In deciding on whether or not a security is other-than-temporarily impaired, the Company uses a two-step evaluation process.  First, the Company determines whether it has made any decision to sell a security that is in an unrealized loss position, or, if not, the Company determines whether it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis.  If the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired.  See Note 5 for discussion of an other-than temporary impairment recognized during the year ended December 31, 2013.

Mortgage Loans Held for Investment

The Company does not originate any loans, but purchases individual prime jumbo adjustable-rate whole mortgage loans with the intention of holding them as investments.  In order to finance its investment in the loans, the Company may securitize the loans into MBS not issued or guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.  The Company would then purchase the majority of the MBS that the securitization trusts would issue, and would expect to consolidate the trusts pursuant to GAAP.  The Company completed such a securitization transaction during 2015.

The Company has elected to account for these loans under the fair value option, pursuant to FASB ASC Topic 825, Financial Instruments (“ASC 825’).  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss), consistent with the accounting for the related hedging instruments, thereby enhancing the usefulness of the Company’s financial statements.  See “Interest Income” below for discussion of the recognition of the interest income on mortgage loans.  Other changes in fair value are reported in “Net gain (loss) on mortgage loans” in the consolidated statements of income  Given the Company’s intent to hold the mortgage loans as investments, purchases and sales or paydowns of mortgage loans held for investment are classified as investing cash flows in the consolidated statements of cash flows.

Mortgage Loans Held for Investment in Securitization Trusts

As discussed under “Principles of Consolidation,” the Company consolidates a CFE that securitized individual prime jumbo adjustable-rate whole mortgage loans it had purchased from a subsidiary of the Company.  These securitized mortgage loans are legally isolated from the Company, are beyond the reach of the Company’s creditors, and may only be used to settle obligations of the CFE.  The Company has elected to account for the assets and liabilities of the CFE under the fair value option, pursuant to ASC 825.  As a result, mortgage loans held for investment in securitization trusts are carried at fair value.  See “Interest Income” below for discussion of the recognition of the interest income on mortgage loans.  Paydowns on these mortgage loans are classified as investing cash flows in the consolidated statements of cash flows.  See Note 3 for further information regarding the CFE.

Mortgage Loans Held for Sale

The Company purchases certain individual whole loans with the intention of selling them to Ginnie Mae for inclusion in securitizations.  The Company has elected to account for these loans under the fair value option, pursuant to ASC 825, because it better reflects the short-term nature of the Company’s holdings in these loans.  As a result of electing the fair value option, the mortgage loans are carried at fair value with changes therein reflected in consolidated net income (loss).  Changes in fair value are reported in “Net gain (loss) on mortgage loans” in the consolidated statements of income.  Cash flows related to mortgage loans held for sale are classified as operating cash flows in the consolidated statements of cash flows.

Mortgage Servicing Rights

The Company purchases MSR with the intention of holding them as investments.  The Company and its subsidiaries do not originate or directly service mortgage loans.  Rather, it utilizes duly licensed subservicers to perform substantially all servicing functions for the loans underlying the MSR.  The Company has elected to account for its investments in MSR at fair value pursuant to FASB ASC Topic 860, Transfers and Servicing.  As a result, MSR are carried at fair value with changes therein reported in “Net gain on mortgage servicing rights” in the consolidated statements of income.  Servicing income and expenses are reported on a gross basis in the consolidated statements of income.

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

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (AOCI) from interest rate swap activity up through

September 30, 2013 remains in AOCI and is recognized in the Company's consolidated statements of income as "interest expense" over the remaining term of the interest rate swaps.  See Note 10 for further information.

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

Federal Home Loan Bank Advances

During the third quarter of 2015, a wholly-owned subsidiary of the Company became a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).  The FHLB offers a variety of products and services, including short-term and long-term secured advances.  FHLB advances are carried at their contractual amounts.  Based on the current status of recent rulemaking by the Federal Housing Finance Agency (“FHFA”), the Company will need to surrender its membership in the FHLB in 2016.

Collateralized Borrowings in Securitization Trusts, at Fair Value

As discussed under “Principles of Consolidation,” the Company consolidates a CFE that securitized individual prime jumbo adjustable-rate whole mortgage loans it had purchased from a subsidiary of the Company.  Investors in the collateralized borrowings issued by the CFE have recourse against the assets within the CFE, but have no recourse against the Company itself.  The Company has elected to account for the assets and liabilities of the CFE under the fair value option, pursuant to ASC 825.  As a result, collateralized borrowings in securitization trusts are carried at fair value.  The debt certificates issued by the CFE are tradeable MBS, and the fair value of the debt is determined by management by obtaining valuations from independent sources, consistent with how the Company values its investment portfolio.  Paydowns on this debt are classified as financing cash flows in the consolidated statements of cash flows.  See Note 3 for further information regarding the CFE.

Offsetting of Assets and Liabilities

The Company’s derivative agreements and repurchase agreements generally contain provisions that allow for netting or the offsetting of receivables and payables with each counterparty.  The Company reports amounts in its consolidated balance sheets on a gross basis without regard for such rights of offset or master netting arrangements.

Interest Income

Interest income on MBS and agency CRT securities is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms.  Premiums and discounts associated with the purchase of MBS are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.  Interest income on agency CRT securities, which are accounted for under the fair-value option, is recognized based on their stated coupon rates.

The Company recognizes interest income on mortgage loans held for investment and mortgage loans held for investment in securitization trusts based on their stated coupon rates.  If a loan becomes 90 days past due, it is considered non-performing and is placed in non-accrual status.  Accrual of interest income ceases and any existing interest receivables are reversed.  Any cash received while a loan is in non-accrual status is first applied to unpaid principal and then to unpaid interest.  In general, non-performing loans are only restored to accrual status when no principal or interest remains due and unpaid.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in FASB ASC Topic 718, Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $4,256, $3,612, and $2,594 for the years ended December 31, 2015, 2014, and 2013, respectively.

Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income less preferred stock dividends to arrive at net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the two class method, as described in FASB ASC Topic 260, Earnings Per Share, which takes into account certain adjustments related to participating securities.  Participating securities are unvested share-based awards that contain rights to receive nonforfeitable dividends, such as those awarded under the Company’s equity incentive plans.  Net income available to holders of common stock after deducting dividends on unvested participating securities if antidilutive, is divided by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options, if any.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 modifies the principals for consolidation of limited partnerships and similar legal entities (such as limited liability companies) including whether such entities represent variable interest entities or voting interest entities.  ASU 2015-02 eliminates the presumption that a general partner (or a managing member, in the case of an LLC) should consolidate a limited partnership.  It also changes the conditions under which fees paid to a decision maker or a service provider by a legal entity represent a variable interest in that legal entity.  ASU 2015-02 is effective January 1, 2016 for calendar year companies and early adoption is permitted.  The Company early adopted this standard effective July 1, 2015.  The adoption of this standard did not have any impact on previous consolidation evaluations.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”).  ASU 2014-13 provides a practical expedient that allows an entity to measure both the financial assets and financial liabilities of a CFE it consolidates using the fair value of either the CFE’s financial assets or the financial liabilities, whichever is more observable.  This approach eliminates the potential for a non-economic accounting mismatch that could arise if the financial assets and the financial liabilities were valued independently.  ASU 2014-13 is effective January 1, 2016 for calendar year companies and early adoption is permitted.  The Company is still assessing the potential impacts of ASU 2014-13.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”).  Among other things, ASU 2016-1 modifies accounting and impairment assessments for equity investments, eliminates certain disclosures related to financial instruments carried at amortized cost, and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.  ASU 2016-1 is effective January 1, 2018 for calendar year companies and early adoption is permitted.  The Company is still assessing the potential impacts of ASU 2016-1, but it is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Collateralized Financing Entity

As discussed under “Principles of Consolidation” above, the Company consolidates a CFE that purchased individual whole mortgage loans from one of the Company’s subsidiaries and issued MBS that are backed by the loans.  The Company purchased most of the MBS issued by the CFE.  The Company has elected the fair value option for the financial assets and liabilities of the CFE in order to avoid an accounting mismatch and more accurately present the economics of the securitization.  The underlying loans are classified as “Mortgage loans held for investment in securitization trusts, at fair value” and the portion of the related debt that is not eliminated in consolidation is classified as “Collateralized borrowings in securitization trusts, at fair value” in the consolidated balance sheets.  The securitized mortgage loans are legally isolated from the Company, are beyond the reach of the Company’s creditors, and may only be used to settle obligations of the CFE.  Similarly, investors in the collateralized borrowings issued by the CFE have recourse against the assets within the CFE, but have no recourse against the Company itself.  The Company is not contractually required to provide and has not provided any form of financial support to the CFE.

The following table presents the carrying amounts and classifications of the CFE’s assets and liabilities as reflected in the Company’s consolidated balance sheets:

December 31, 2015
Mortgage loans held-for-investment in securitization trusts	$225,285
Accrued interest receivable and other assets	2,955
Total assets	$228,240
Collateralized borrowings in securitization trusts	$57,611
Accrued interest payable	133
Other liabilities	40
Total liabilities	$57,784

The following table presents the statement of income of the CFE as reflected in the Company’s consolidated statements of income:

For the Period from
December 10, 2015
to December 31, 2015
Interest income	$446
Interest expense	(97)
Net interest margin	349
Gain on mortgage loans	3,571
Operating expenses	(8)
Net income	$3,912
4.	Fair Value Measurements

The Company’s valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. FASB Topic 820, Fair Value Measurements, classifies these inputs into the following hierarchy:

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

The Company’s Futures Contracts were valued using Level 1 inputs.  The Company’s MBS, mortgage loans held for sale and derivatives other than Futures Contracts were valued using Level 2 inputs.  Mortgage loans held for investment along with related purchase commitments and MSR were valued using Level 3 inputs.  See Notes 5, 6, 7 and 10, respectively, for a discussion of the valuation of MBS, mortgage loans, MSR and derivatives.

The carrying values and fair values of all the Company’s financial instruments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$14,302,230	$14,302,230	$17,587,010	$17,587,010
Agency CRT securities	109,387	109,387	-	-
Mortgage loans held for investment	116,857	116,857	31,460	31,460
Mortgage loans held for investment in securitization trusts	226,908	226,908	-	-
Mortgage loans held for sale	17,542	17,542	-	-
MSR	269,926	269,926	-	-
Cash and cash equivalents	816,715	816,715	627,595	627,595
Unsettled purchased MBS	12,582	12,582	24,792	24,792
Receivable for securities sold	-	-	5,197	5,197
Accrued interest receivable	45,008	45,008	54,274	54,274
Principal payments receivable	108,201	108,201	111,439	111,439
Debt security, held-to-maturity (1)	15,000	14,871	15,000	14,853
Short-term investments (1)	30,327	30,327	20,252	20,252
Interest rate swaps and swaptions (2)	2,031	2,031	11,050	11,050
Futures Contracts asset (2)	693	693	-	-
Forward purchase commitments (2)	190	190	16,101	16,101
Liabilities
Repurchase agreements	$13,443,883	13,443,883	$15,759,831	$15,759,831
Warehouse lines of credit	60,096	60,096	-	-
FHLB advances	14,132	14,132	-	-
Collateralized borrowings in securitization trusts	57,611	57,611	-	-
Payable for unsettled securities	12,582	12,582	24,750	24,750
Accrued interest payable	4,938	4,938	6,968	6,968
Interest rate swap liability (3)	6,802	6,802	42,052	42,052
Futures Contracts liability (3)	286,058	286,058	202,501	202,501
Forward purchase commitments (3)	32,373	32,373	38	38

(1)Included in other investments on the consolidated balance sheets.

(2)Included in derivative assets on the consolidated balance sheets.

(3)Included in derivative liabilities on the consolidated balance sheets.

5.	Mortgage-Backed Securities and Agency CRT securities

All of the Company’s securities, other than its agency CRT securities, are classified as available-for-sale and are reported at their estimated fair value.  The agency CRT securities are accounted for under the fair value option as discussed in Note 2.  The MBS market is primarily an over-the-counter market.  As such, there are no standard, public market quotations for individual MBS.  The Company estimates the fair value of its securities based on a market approach by obtaining values for its securities from third-party pricing services.  The third-party pricing services gather trade data and use pricing models that incorporate such factors as coupons, primary mortgage rates, prepayment speeds, spread to the U.S. Treasury and interest rate swap curves, periodic and life caps and other similar factors.  The third party pricing services also receive data from traders at broker-dealers that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by the Company.

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

In addition to agency securities, the Company at times invests in MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency” securities).  The following table presents the composition of the Company’s securities portfolio at December 31, 2015.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$7,392,021	$(14,465)	$102,247	$7,479,803
Fixed-Rate	1,005,458	(8,148)	-	997,310
Total Fannie Mae	8,397,479	(22,613)	102,247	8,477,113

Freddie Mac Certificates
ARMs	5,806,425	(22,551)	41,243	5,825,117
Fixed-Rate	-	-	-	-
Total Freddie Mac	5,806,425	(22,551)	41,243	5,825,117

Total Agency MBS	$14,203,904	$(45,164)	$143,490	$14,302,230

Agency CRT Securities	$111,217	$(1,830)	$-	$109,387

The following table presents the composition of the Company’s securities portfolio at December 31, 2014.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency Securities
Fannie Mae Certificates
ARMs	$9,203,741	$(13,737)	$183,889	$9,373,893
Fixed-Rate	1,111,288	-	5,177	1,116,465
Total Fannie Mae	10,315,029	(13,737)	189,066	10,490,358

Freddie Mac Certificates
ARMs	6,805,885	(21,794)	76,790	6,860,881
Fixed-Rate	158,402	-	1,767	160,169
Total Freddie Mac	6,964,287	(21,794)	78,557	7,021,050

Total Agency MBS	17,279,316	(35,531)	267,623	17,511,408

Total Non-Agency MBS (ARMs)	75,454	-	148	75,602

Total MBS	$17,354,770	$(35,531)	$267,771	$17,587,010

The components of the carrying value of the Company’s securities at December 31, 2015 and 2014 are presented below.

	December 31,	December 31,
	2015	2014
Principal balance	$13,935,533	$16,864,583
Unamortized premium	381,851	490,187
Unamortized discount	(2,263)	-
Gross unrealized gains	143,490	267,771
Gross unrealized losses	(46,994)	(35,531)
Carrying value/estimated fair value	$14,411,617	$17,587,010

The following table presents components of interest income on the Company’s securities for the three years ended December 31, 2015:

	Years Ended December 31
	2015	2014	2013
Coupon interest	$423,371	$456,415	$616,632
Net premium amortization	(117,654)	(101,979)	(165,924)
Interest income	$305,717	$354,436	$450,708

Gross gains and losses from sales of available-for sale MBS and agency CRT securities for the three years ended December 31, 2015 were as follows:

	Years Ended December 31
	2015	2014	2013
Gross gains	$36,805	$15,821	$18,717
Gross losses	(4,074)	(10,625)	(301,729)
Net gain (loss)	$32,731	$5,196	$(283,012)

The Company monitors the performance and market value of its MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At December 31, 2015 and 2014, the Company had the following securities in a loss position as presented in the following two tables:

	As of December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	1,712,043	$(7,922)	$511,884	$(6,542)	$2,223,927	$(14,464)
Fixed-Rate	997,310	(8,148)	-	-	997,310	(8,148)
Freddie Mac Certificates
ARMs	1,814,773	(9,246)	861,198	(13,306)	2,675,971	(22,552)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$4,524,126	$(25,316)	$1,373,082	$(19,848)	$5,897,208	$(45,164)
Number of securities in an unrealized loss position		223		52		275

	As of December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	$806,600	$(1,240)	$1,306,153	$(12,497)	$2,112,753	$(13,737)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	498,994	(792)	1,737,760	(21,002)	2,236,754	(21,794)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,305,594	$(2,032)	$3,043,913	$(33,499)	$4,349,507	$(35,531)
Number of securities in an unrealized loss position		56		108		164

The Company did not make the decision to sell the above securities as of December 31, 2015 and 2014, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  The Company recognized an other-than-temporary impairment of $8,102 as of September 30, 2013 on three securities the Company had decided to sell as of that date, prior to the recovery of their amortized cost.  These securities were disposed of in early October 2013.  There were no other impairment losses recognized during the three year period presented herein.

The contractual maturity of the Company’s MBS and agency CRT securities ranges from 15 to 30 years. Because of prepayments on the underlying mortgage loans, the actual weighted-average life is expected to be significantly less than the stated maturity.  The following table presents certain information about the Company’s adjustable rate securities that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
			Weighted			Weighted
			Average			Average
	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
Wtd Average Months to Reset
0 - 12	$2,377,014	17.7%	2.84%	$2,272,988	14.0%	3.02%
13 - 24	1,467,597	10.9%	2.69%	1,799,368	11.0%	2.97%
25 - 36	1,692,591	12.6%	2.87%	2,026,261	12.4%	2.73%
37 - 48	4,805,462	35.8%	2.50%	2,268,665	13.9%	2.89%
49 - 60	1,338,716	10.0%	2.43%	5,855,524	35.9%	2.52%
61 - 72	1,015,398	7.6%	2.95%	880,039	5.4%	2.52%
73 - 84	684,191	5.1%	2.73%	1,207,531	7.4%	2.98%
109 - 120	33,338	0.3%	2.85%	-	-	-
Total ARMS and Agency CRTs	$13,414,307	100.0%	2.67%	$16,310,376	100.0%	2.75%

The following table presents certain information about the Company’s fixed rate MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
			Weighted			Weighted
			Average			Average
Wtd Average Months to Maturity	Fair Value	% of Total	Coupon	Fair Value	% of Total	Coupon
121-132	$-	-	-	$73,814	5.8%	3.50%
133-144	-	-	-	589,051	46.1%	3.50%
145-156	-	-	-	613,769	48.1%	3.43%
349-360	997,310	100%	3.50%	-	-	-
Total Fixed-Rate Securities	$997,310	100.0%	3.50%	$1,276,634	100.0%	3.47%

6.	Mortgage Loans

The Company classifies its mortgage loans held for investment and mortgage loans held for investment in securitization trusts as Level 3 in the fair value hierarchy.  Prices for these instruments are obtained from third party pricing providers which use significant unobservable inputs in their valuations.  These valuations are prepared on an instrument-by-instrument basis and primarily use discounted cash flow models that include unobservable market data inputs including prepayment speeds, delinquency levels, and credit losses.  Model valuations are then compared to external indicators such as market price quotations from market makers for similar instruments and recent transactions in the same or similar instruments.  These valuations may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information.  The valuation of these mortgage loans requires significant judgment by the third-party pricing provider and management.  Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.  Management reviews the valuations received from the third-party pricing provider.  As part of this review, prices are compared against other pricing along with internal valuation expertise to ensure assumptions and pricing is reasonable.

Mortgage Loans Held for Investment, at Fair Value

The Company purchases individual jumbo whole mortgage loans with the intention of securitizing them.  These loans are considered held for investment because the Company expects to consolidate the securitization trusts and are accounted for under the fair value option.  See Note 2 for further discussion.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $114,997 and $116,857, respectively.  As of December 31, 2014, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $30,792 and $31,460, respectively.  The following table provides the geographic distribution of mortgage loans held for investment at December 31, 2015 and December 31, 2014, based on the unpaid principal balance.

	December 31, 2015	December 31, 2014
California	68%	82%
Washington	6%	2%
Texas	5%	3%
Illinois	3%	2%
All other	18%	11%
Total	100%	100%

The following table provides additional data on the Company’s mortgage loan portfolio at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$116 to $1,987	$804	$447 to $1,332	$790
Interest rate	2.63% to 4.00%	3.48%	2.75% to 3.75%	3.43%
Maturity	11/2044 to 2/2046	10/2045	6/2044 to 12/2044	9/2044
FICO score at loan origination	701 to 811	763	705 to 813	762
Loan-to-value ratio at loan origination	20% to 80%	71%	28% to 80%	65%

No loans were 90 days or more past due and none were on nonaccrual status at December 31, 2015 or December 31, 2014.

The following table presents the rollforward of mortgage loans held for investment for the periods presented.  The Company did not invest in mortgage loans prior to 2014.

	Twelve Months Ended December 31
	2015	2014	2013
Fair value, beginning of period	$31,460	$-	$-
Purchased	357,996	31,463	-
Repaid	(42,286)	-	-
Sold to securitization trust	(223,278)	-	-
Change in fair value	(7,035)	(3)	-
Fair value, end of period	$116,857	$31,460	$-

None of the change in the fair value of the mortgage loans was attributable to changes in credit risk.  The portion of the change in fair value included in the Company’s consolidated statements of income that were attributable to mortgage loan held for investment that were held at December 31, 2015 and 2014 was ($106) and ($3), respectively.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	3.0% - 3.5%	3.3%	3.6% - 3.9%	3.8%
Conditional refinance rate	13.6% - 21.7%	16.4%	12.4% - 19.3%	15.3%
Default rate	0% - 2.1%	0.7%	0% - 1.5%	0.4%
Loss severity	10.5% - 22.2%	14.9%	10.2% - 19.9%	13.8%

A significant increase or decrease in any of the above unobservable inputs, in isolation, would likely result in a significantly lower or higher fair value measurement.

Mortgage Loans Held for Investment in Securitization Trusts, at Fair Value

As discussed in Notes 2 and 3, the Company consolidates a CFE that owns whole mortgage loans it purchased from a subsidiary of the Company.  These securitized mortgage loans are legally isolated from the Company, are beyond the reach of the Company’s creditors, and may only be used to settle obligations of the CFE.  These loans are carried at fair value as a result of a fair value option election.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment in securitization trusts was $223,205 and $226,908, respectively.  The following table provides the geographic distribution of mortgage loans held for investment in securitization trusts at December 31, 2015 based on the unpaid principal balance.

December 31, 2015
California	49%
Texas	10%
Illinois	6%
Washington	5%
All other	30%
Total	100%

The following table provides additional data on mortgage loans held for investment in in securitization trusts at December 31, 2015.

	December 31, 2015
		Portfolio
	Portfolio Range	Weighted Average
Unpaid principal balance	$291 to $1,933	$742
Interest rate	2.50% to 4.13%	3.38%
Maturity	6/2044 to 11/2045	3/2045
FICO score at loan origination	700 to 815	769
Loan-to-value ratio at loan origination	24% to 80%	69%

No loans were 90 days or more past due and none were on nonaccrual status at December 31, 2015.

The following table presents the rollforward of mortgage loans held for investment in securitization trusts for the period presented.

2015
Fair value, beginning of period	$-
Purchased	223,278
Repaid	(1,822)
Change in fair value	5,452
Fair value, end of period	$226,908

None of the change in the fair value of these mortgage loans was attributable to changes in credit risk.  The portion of the change in fair value included in the Company’s consolidated statements of income that were attributable to mortgage loan held for investment in securitization trusts that were held at December 31, 2015 was ($1,079), adjusted for the effects of the transfer of these loans into the CFE.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment in securitization trusts at December 31, 2015.

	December 31, 2015
		Weighted-
Unobservable Input	Range	Average
Discount rate	2.2% - 3.6%	3.3%
Conditional refinance rate	0.0% - 21.3%	16.4%
Default rate	0.0% - 2.0%	0.5%
Loss severity	0.0% - 22.9%	14.4%

Mortgage Loans Held for Sale, at Fair Value

The Company purchases individual whole mortgage loans with the intention of selling them to Ginnie Mae for inclusion in securitizations.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for sale were $16,629 and $17,542, respectively.  The Company did not invest in mortgage loans held for sale prior to the acquisition of Pingora on August 31, 2015.

The Company classifies its mortgage loans held for sale as Level 2 in the fair value hierarchy.  Prices for these instruments are obtained from third-party pricing providers and other applicable market data.  If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but may also include unobservable market data inputs, including prepayment speeds, delinquency levels, and credit losses.  No unobservable inputs were significant to the December 31, 2015 valuation.

7.	Mortgage Servicing Rights

In connection with its acquisition of Pingora, as discussed in Note 1, the Company entered agreements with PLS to begin investing in MSR during the third quarter of 2015.  As discussed in Note 2, MSR are carried at fair value.  The following table presents the rollforward of MSR for the year ended December 31, 2015.

Fair value, beginning of period	$-
Purchases	259,215
Change in fair value due to:
Changes in valuation inputs or assumptions	13,598
Other changes, including realization of cash flows	(2,887)
Fair value, end of period	$269,926

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

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s MSR at December 31, 2015 and December 31, 2014.

	December 31, 2015
		Weighted-
Unobservable Input	Range	Average
Discount rate	10%-15%	10.4%
Prepayment rate	5.6%-30.7%	11.9%
Delinquency rate	0%-6.03%	1.4%
Annual cost to service	$80-$101	$88

The Company’s mortgage servicing income consisted of the following for the years ended December 31, 2015:

Servicing income	$19,897
Ancillary income	214
Servicing income	$20,111

A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s MSR, which would result in a decline in the value of the MSR.  The Company’s investment in MBS mitigates the impact of such a decline on the Company’s total portfolio as a decline in interest rates generally leads to an increase in the value of the Company’s MBS.

8.	Other Investments

Other investments consisted of the following items as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Short-term investments	$30,327	$20,252
Debt security, held-to-maturity	15,000	15,000
Equity investments	6,603	6,000
Total other investments	$51,930	$41,252

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,871 and $14,853 at December 31, 2015 and 2014, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security (which represent Level 2 inputs).  The Company accounts for the equity investment in the non-public repurchase lending counterparty under the cost method and concluded there have been no identified events or circumstance that would have a significant adverse effect on the fair value of the investment since the purchase date.  As a member of the FHLB, the Company also has an equity investment of $603 in FHLB.  The amount of investment required is partially dependent on the level of advances taken.  This investment is accounted for under the cost method, because the stock can only be sold at its par value, and only to the FHLB.

9.	Borrowings

Repurchase Agreements

The Company uses repurchase agreements to finance purchases of securities.  These repurchase agreements are collateralized by the Company’s securities and typically bear interest at rates that are closely related to LIBOR.  At December 31, 2015 and 2014, the Company had repurchase indebtedness outstanding with 25 counterparties, with a weighted-average remaining contractual maturity of 0.9 and 1.0 months, respectively.

The following table presents the contractual maturity information regarding the Company’s repurchase agreements:

	December 31, 2015		December 31, 2014
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$12,693,883	0.64%	$13,770,099	0.35%
30 days to 3 months	-	0.00%	1,489,732	0.36%
3 months to 36 months	750,000	0.75%	500,000	0.53%
	$13,443,883	0.65%	$15,759,831	0.36%

The fair value of securities, and accrued interest the Company had pledged under repurchase agreements at December 31, 2015 and 2014 was $14,072,647 and $16,575,106, respectively.

Warehouse Lines of Credit

Beginning in 2015, the Company has access to warehouse lines of credit with three financial institutions to finance purchases of whole mortgage loans.  Borrowings under these facilities are charged interest at a specified margin over the one-month LIBOR interest rate.  At December 31, 2015, the Company has outstanding borrowings with two counterparties totaling $60,096 with maturity dates between March 2016 and September 2016.  The Company has pledged mortgage loans with a fair value of $67,685 as collateral pursuant to these lines of credit.  The borrowing limit under these lines of credit is $300 million.

Federal Home Loan Bank Advances

As discussed in Note 2, during 2015, a subsidiary of the Company became a member of the FHLB.  As of December 31, 2015, the Company had $14,132 in advances outstanding with the FHLB at a borrowing rate of 0.4% with a maturity date of January 2016.  The advances are secured by the pledge of agency MBS with a fair value of $15,714.  The Company’s aggregate borrowing capacity with the FHLB is $1 billion.  Unused capacity may be adjusted at the sole discretion of the FHLB.  The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain covenants.  Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, which the FHLB may revise from time to time.  Based on the current status of recent FHFA rulemaking, the Company will need to surrender its membership in the FHLB in 2016.

Collateralized Borrowing in Securitization Trusts

As discussed in Notes 2 and 3, the Company consolidates a CFE that has issued MBS backed by mortgage loans.  The portion of the CFE’s collateralized borrowings that is not eliminated in consolidation is carried at fair value as a result of a fair value option election.  Investors in the collateralized borrowings issued by the CFE have recourse against the assets within the CFE, but have no recourse against the Company itself.  As of December 31, 2015, the collateralized borrowings has an outstanding principal amount of $58,052 and a weighted-average interest rate of 2.75%.  The final scheduled distribution date thereof is November 2045.  The actual maturity of the collateralized borrowing is based on the principal repayments of the underlying mortgage loans.  As a result, the actual maturity of the borrowing may be substantially sooner than the final scheduled distribution date.

10.	Derivatives and Other Hedging Instruments

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate swaptions are based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on inputs from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 5.  The fair value of forward purchase commitments for whole loans was determined using the same methodologies as mortgage loans as described in Note 6.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments regarding loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Derivative Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014

Interest rate swaps and swaptions	Derivative assets	$2,031	$11,050
Futures contracts	Derivative assets	693	-
Forward purchase commitments - MBS	Derivative assets	165	16,101
Forward purchase commitments - mortgage loans	Derivative assets	25	-
		$2,914	$27,151

Interest rate swaps	Derivative liabilities	$6,802	$42,052
Futures contracts	Derivative liabilities	286,058	202,501
Forward purchase commitments - MBS	Derivative liabilities	32,373	36
Forward purchase commitments - mortgage loans	Derivative liabilities	-	2
		$325,233	$244,591

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

Until September 30, 2013, the Company elected cash flow hedge accounting for its interest rate swaps.  Under cash flow hedge accounting, effective hedge gains or losses are initially recorded in AOCI and subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings.  Ineffective hedge gains and losses are recorded on a current basis in earnings.  The hedge ineffectiveness is attributable primarily to differences in the reset dates on the Company’s interest rate swaps versus the refinancing dates of its repurchase agreements.  See “Financial Statement Presentation” below for quantification of gains and losses on interest rate swaps for the three years ended December 31, 2015.

On September 30, 2013, the Company de-designated its interest rate swaps as cash flow hedges, thus terminating cash flow hedge accounting.  As long as the forecasted rollovers of the related repurchase agreements are still expected to occur, amounts in AOCI related to the cash flow hedges through September 30, 2013 will remain in AOCI and will continue to be reclassified to interest expense as interest is accrued and paid on the related repurchase agreements.  During the next 12 months, the Company estimates that an additional $1,864 will be reclassified out of AOCI as an increase to interest expense.

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

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Years Ended December 31
	2015	2014
Beginning of period	$8,300,000	$10,500,000
Additions	-	-
Expirations and terminations	(3,700,000)	(2,200,000)
End of period	$4,600,000	$8,300,000

During 2015, the Company terminated swaps with $1,400,000 of notional value for a payment of $5,210.  The terminated swaps had original maturities extending through December 31, 2015.

Information regarding the Company’s interest rate swaps as of December 31, 2015 follows.

		Wtd. Avg.
		Remaining	Wtd. Avg.
	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate in Contract

12 months or less	$2,400,000	6	0.92%
Over 12 months to 24 months	1,800,000	17	0.89%
Over 24 months to 36 months	400,000	26	0.96%

Total	$4,600,000	12	0.91%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of December 31, 2015, the Company had six interest rate swaptions outstanding, all of which were entered into during 2015:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$727	6	$3,065,000	3.23%	3 month LIBOR	6

As of December 31, 2014, the Company had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$20,080	$4,561	6	$992,300	2.74%	3 month LIBOR	7

During 2015, the Company terminated the swaptions held as of December 31, 2014 and received proceeds of $2,049

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following tables present the composition of the Company’s Futures Contracts as of December 31, 2015 and 2014, respectively.

	Fair Value
	December 31, 2015	December 31, 2014
Futures Contracts designed to replicate swaps	$(285,711)	$(202,202)
Futures Contracts designed to hedge value changes in forward purchases	346	(299)
Total fair value of Futures Contracts	$(285,365)	$(202,501)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Years Ended December 31
	2015	2014
Beginning of period	130,074	95,327
New positions opened	55,494	136,610
Early settlements	(41,813)	(93,053)
Settlements at maturity	(34,931)	(8,810)
End of period	108,824	130,074

 Each Futures Contract embodies $1 million of notional value and corresponds to a Eurodollar contract for a specific three month timeframe.  The effective dates of the Eurodollar contracts underlying the Company’s Futures Contracts range from 2015 through 2021.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the years ended December 31, 2015 and 2014.
To-Be-Announced Securities Purchases and Mortgage Loan Commitments

The Company purchases certain of its investment securities in the forward market.  The Company purchases ARM TBA contracts and fixed-rate TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fixed-rate TBA contracts are a highly liquid security, and may be physically settled, net settled or traded as an investment.  The Company also has commitments with various mortgage origination companies to purchase their production as it becomes securitized.  Forward purchases do not qualify for trade date accounting and are considered derivatives for financial statement purposes, as described in Note 2.  The net fair value of the forward commitment is reported on the balance sheet as an asset or liability.  Whether the unrealized gain (or loss) recognized in net income or other comprehensive income depends on whether or not the commitment has been designated as an accounting hedge, as discussed in Note 2.  Forward purchase commitments on ARMs are designated as all-in-one cash flow hedges and the related unrealized gain or loss is recorded in other comprehensive income.  Unrealized gains and losses on forward purchase commitments on mortgage loans and fixed-rate TBA dollar roll securities are recorded in net income.

The following table summarizes the Company’s forward purchase commitments as of December 31, 2015.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$145,246	$147,749	$147,914	$165
Fixed-rate TBA dollar roll securities	2,655,000	2,736,748	2,704,375	(32,373)
Whole mortgage loans	26,523	26,700	26,725	25
Total purchase commitments	$2,826,769	$2,911,197	$2,879,014	$(32,183)

The following table summarizes the Company’s forward purchase commitments as of December 31, 2014.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$376,936	$384,673	$388,829	$4,156
ARMs - dealers	20,095	20,553	20,517	(36)
Fixed-rate TBA dollar roll securities	3,400,000	3,509,871	3,521,816	11,945
Whole mortgage loans	11,656	11,937	11,935	(2)
Total purchase commitments	$3,808,687	$3,927,034	$3,943,097	$16,063

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2015.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$1,304	$-	$1,304
Interest rate swaptions	727	(1,106)	(379)
Futures Contracts	693	-	693
Forward purchase commitments	190	-	190

Interest rate swaps	$(6,802)	$14,626	$7,824
Futures Contracts	(286,058)	335,084	49,026
Forward purchase commitments	(32,373)	25,687	(6,686)

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

The following table shows the components of “Loss on derivative instruments, net” for the three years ended December 31, 2015, 2014 and 2013.  Impacts from the Company’s interest rate swaps subsequent to the September 30, 2013 hedge de-designation are included herein.

	Years Ended December 31
	2015	2014	2013
Interest rate swaps – net realized and unrealized gains	$24,851	$73,729	$25,036
Interest rate swaptions – net realized and unrealized losses	(12,597)	(15,520)	-
Interest rate swaps – monthly net settlements	(55,064)	(113,919)	(30,985)
Futures Contracts – fair value adjustments	(82,864)	(176,916)	(25,585)
Futures Contracts – losses from maturities	(48,120)	-	-
Futures Contracts – other realized losses	(45,836)	(29,423)	(33,298)
Mortgage loan purchase commitments - fair value adjustments	11	(2)	-
TBA dollar roll income	83,397	92,008	5,605
TBA dollar rolls - net realized and unrealized gains (losses)	(52,194)	28,610	(10,488)
Net gain (loss) on derivative instruments	$(188,416)	$(141,433)	$(69,715)

See Note 2 for a discussion of TBA dollar roll transactions and TBA dollar roll income.

As discussed above, effective September 30, 2013, the Company discontinued cash flow hedge accounting for its interest rate swaps.  The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s net income and other comprehensive income for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31
	2015	2014	2013
Amount of gain recognized in OCI (effective portion)	$-	$-	$15,030
Amount of loss reclassified from OCI into net income as interest expense (effective portion)	(30,715)	(81,132)	(116,847)
Amount of loss recognized in net income as interest expense (ineffective portion)	-	-	(205)

The following table presents the impact of the Company’s interest rate swap agreements on the Company’s AOCI for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31
	2015	2014	2013
Beginning balance	$(30,042)	$(111,174)	$(243,051)
Unrealized gain on interest rate swaps	-	-	15,030
Reclassification of net losses included in income statement	30,715	81,132	116,847
Ending balance	$673	$(30,042)	$(111,174)

Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  At December 31, 2015, the Company was in compliance with these requirements.

As of December 31, 2015, the fair value of derivatives in a net liability position related to these agreements was $6,802.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of December 31, 2015.

11.	Capital Stock

Issuance of Preferred Stock

The Company’s charter authorizes 25,000,000 shares of preferred stock, par value $0.001 per share.  The board of directors has the authority to increase the authorized amounts, or to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

In 2012, the Company issued 11,500,000 shares (including 1,500,000 shares issued pursuant to the full exercise of the underwriters’ overallotment option) of its 7.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001 per share and a liquidation preference of $25.00 per share (total liquidation preference of $287,500) plus accrued and unpaid dividends (whether or not declared).  Holders of shares of the Series A Preferred Stock are entitled to cumulative cash dividends at the rate of 7.625% per year of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $1.90625 per share). The Company may not redeem the Series A Preferred Stock before August 27, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT and except as described in the Company’s articles supplementary upon the occurrence of a change of control (as defined in the articles supplementary).  After August 27, 2017, the shares are redeemable at the Company’s option.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding-up of the Company’s affairs.  Holders of shares of the Series A Preferred stock generally have no voting rights, unless dividends are in arrears for six or more consecutive quarters.  Through December 31, 2015, the Company has declared and paid all required quarterly dividends on the Series A Preferred Stock.

Stock Repurchase Program

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the years ended December 31, 2015 and 2014, the Company repurchased 1,443,283 and 100,000, respectively, of shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $20,753 and $1,912, respectively.  As of December 31, 2015, there are 6,345,153 shares of repurchase capacity available under the Repurchase Program.

12.	Earnings per Share

The following table details the Company’s calculation of earnings per share for the three years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Basic earnings per share:
Net income (loss)	$51,620	$56,361	$(134,136)
Less preferred stock dividends	(21,922)	(21,922)	(21,922)
Net income (loss) available to common shareholders	$29,698	$34,439	$(156,058)

Weighted average shares	96,665,489	96,603,634	98,337,362

Basic earnings (loss) per share	$0.31	$0.36	$(1.59)

Diluted earnings per share:
Net income (loss)	$51,620	$56,361	$(134,136)
Less preferred stock dividends	(21,922)	(21,922)	(21,922)
Net income (loss) available to common shareholders	$29,698	$34,439	$(156,058)

Weighted average shares	96,665,489	96,603,634	98,337,362
Potential dilutive shares from exercise of stock options	-	-	-
Diluted weighted average shares	96,665,489	96,603,634	98,337,362

Diluted earnings (loss) per share	$0.31	$0.36	$(1.59)

There were no potentially dilutive shares for the three years ended December 31, 2015.

13.	Equity Incentive Plans

The Company’s shareholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) at the 2015 annual meeting of shareholders held on May 6, 2015, which provides for the grant of awards to all employees, officers, directors and other individuals providing bona fide services to the Company, the Company’s manager, or any affiliate of the Company or its manager.  Awards may consist of stock options (including incentive stock options qualifying under Code section 422 and nonstatutory stock options), stock appreciation rights, restricted stock awards, phantom stock, other stock-based awards, or any combination of the foregoing.  The awards granted under the 2015 Plan typically vest over a period of five years from grant date.  The 2015 Plan is administered by the compensation and governance committee or by any other committee appointed by the board of directors or, in the absence of such a committee, by the board of directors.  At December 31, 2015, 1,176,333 awards relating to shares of common stock remained available for grant under the 2015 Plan.  Unless previously terminated by the board of directors, awards may be granted under the 2015 Plan until the tenth anniversary of the date that the Company’s board of directors adopted such plan.  Upon the approval of the 2015 Plan by the shareholders on May 6, 2015, the 2015 Plan replaced the 2010 Equity Incentive Plan (the “2010 Plan”).  The Company will no longer make any grants under the 2010 Plan (although awards previously made under the 2010 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).

Restricted Stock Awards

During the year ended December 31, 2015, the Company issued an aggregate of 19,383 shares of restricted common stock to independent directors of the Company under the 2010 Plan, an aggregate of 323,667 shares of restricted common stock to executive officers and employees of the Company and its manager under the 2015 Plan, and 102,462 shares of restricted common stock to certain employees of PAM as employment inducement awards in accordance with New York Stock Exchange standards.  For the year ended December 31, 2015, the Company issued an aggregate of 445,512 shares of restricted common stock, including the 102,462 shares issued in conjunction with the Pingora acquisition, and recognized an expense of $408 related to the vesting of these shares.  The outstanding share grants vest over a five year period.  The fair market value of the shares granted was determined by the closing stock market price on the date of grant.  The Company also recognized $3,848 of compensation expense in the current year related to restricted shares issued in prior years.  At December 31, 2015, the Company had unrecorded compensation expense of $15,080 related to the unvested shares of restricted common stock granted.  This expense is expected to be recognized over a weighted average remaining period of 3.8 years as of December 31, 2015.  The following table presents information about the Company’s restricted stock awards for the periods presented:

	2015		2014
		Weighted		Weighted
	Shares of	Average	Shares of	Average
	Restricted	Price on	Restricted	Price on
	Stock	Grant Date	Stock	Grant Date
Shares non-vested at beginning of year	653,291	$21.37	542,248	$23.22
Granted	445,512	15.68	269,635	19.30
Cancelled/forfeited	-	-	-	-
Vested	(187,661)	22.77	(140,592)	24.32
Shares non-vested at end of year	911,142	$18.30	653,291	$21.37

The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014 and 2013 were $2,961, $2,658 and $1,871, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

14.Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”).  All of the Company’s executive officers are also employees of ACA. ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes six independent directors.  The Management Agreement expires on February 23, 2017 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances.  ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

	Years Ended December 31
	2015	2014	2013
Management fee	$16,235	$16,532	$18,180
Reimbursable expenses	5,110	4,239	3,200
Total	$21,345	$20,771	$21,380

Share-based compensation	$4,256	$3,612	$2,594

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At December 31, 2015 and 2014, the Company owed ACA $3,063 and $3,198, respectively, for the management fee and reimbursable expenses, which is included in other liabilities.

15.	Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 5 and Note 10.  As discussed in Note 10, the Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative unrealized loss on interest rate swaps in AOCI as of September 30, 2013 is being amortized to net income as the hedged forecasted transactions occur.

The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2015	$232,240	$42	$(595)	$(25,922)	$205,765

Other comprehensive income (loss) before reclassification	(101,141)	875	48	8,275	(91,943)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(918)	-	(12,230)	(13,148)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(32,731)	-	-	-	(32,731)
Amounts reclassified to interest expense	-	-	-	30,715	30,715

Net current period other comprehensive income (loss)	(133,872)	(43)	48	26,760	(107,107)

Accumulated other comprehensive income (loss) at December 31, 2015	$98,368	$(1)	$(547)	$838	$98,658

The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2014.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2014	$109,490	$-	$(627)	$(116,915)	$(8,052)

Other comprehensive income (loss) before reclassification	127,946	558	32	11,789	140,325

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(516)	-	(7,011)	(7,527)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(5,196)	-	-	-	(5,196)
Amounts reclassified for termination of all- in-one cash flow hedge accounting on dollar roll TBAs	-	-	-	5,083	5,083
Amounts reclassified to interest expense	-	-	-	81,132	81,132

Net current period other comprehensive income (loss)	122,750	42	32	90,993	213,817

Accumulated other comprehensive income (loss) at December 31, 2014	$232,240	$42	$(595)	$(25,922)	$205,765

The following table rolls forward the components of AOCI, including reclassification adjustments, for the year ended December 31, 2013.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2013	$499,343	$1,217	$(107)	$(237,599)	$262,854

Other comprehensive income (loss) before reclassification	(680,967)	642	(520)	(21,054)	(701,899)

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(1,859)	-	24,891	23,032

Income Statement Reclassification:
Amounts reclassified to net loss on the sale of MBS	283,012	-	-	-	283,012
Amounts reclassified for impairment loss on mortgage-backed securities	8,102	-	-	-	8,102
Amounts reclassified to interest expense	-	-	-	116,847	116,847

Net current period other comprehensive income (loss)	(389,853)	(1,217)	(520)	120,684	(270,906)

Accumulated other comprehensive income (loss) at December 31, 2013	$109,490	$-	$(627)	$(116,915)	$(8,052)

16.Summarized Quarterly Financial Results

The following is a presentation of the quarterly results of operations for the years ended December 31, 2015 and 2014.

	For the Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2015	2015	2015	2015
(Dollars in thousands, except share related amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Securities	$72,211	$70,874	$76,270	$86,362
Mortgage loans	2,168	1,786	1,088	467
Mortgage loans in securitization trusts	446	-	-	-
Short-term cash investments	433	328	318	288
Total interest income	75,258	72,988	77,676	87,117

Interest expense:
Repurchase agreements	18,724	20,956	23,750	27,314
Warehouse lines	305	292	-	-
Collateralized borrowings in securitization trusts	97	-	-	-
Total interest expense	19,126	21,248	23,750	27,314

Net interest margin	56,132	51,740	53,926	59,803

Other income (loss):
Servicing income	15,549	4,562	-	-
Management fee income	1,503	524	-	-
Net realized gain on sale of securities	15,371	1,216	(309)	16,453
Net gain (loss) on mortgage loans	(1,950)	1,361	(689)	244
Net gain on mortgage servicing rights	11,250	(539)	-	-
Net gain (loss) on derivative instruments	64,085	(130,301)	(19,415)	(102,785)
Net miscellaneous gains and losses	1,686	(912)	-	-
Total other income (loss)	107,494	(124,089)	(20,413)	(86,088)

Expenses:
Management fee	4,020	4,037	4,083	4,095
Share-based compensation	1,211	966	1,034	1,045
Servicing expenses	2,268	754	-	-
General and administrative	9,163	5,786	3,840	3,110
Securitization deal costs	1,473	-	-	-
Total expenses	18,135	11,543	8,957	8,250

Net income (loss)	145,491	(83,892)	24,556	(34,535)
Dividends on preferred stock	5,481	5,480	5,480	5,481
Net income (loss) available to common shareholders	$140,010	$(89,372)	$19,076	$(40,016)

Earnings (loss) per share - common stock, basic	$1.45	$(0.93)	$0.20	$(0.41)
Earnings (loss) per share - common stock, diluted	$1.45	$(0.93)	$0.20	$(0.41)

Dividends per share of common stock	$0.45	$0.45	$0.50	$0.50

Weighted average common shares outstanding, basic	96,546,219	96,545,913	96,790,541	96,783,199
Weighted average common shares outstanding, diluted	96,546,219	96,545,913	96,790,541	96,783,199

	For the Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2014	2014	2014	2014
(Dollars in thousands, except share related amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
Securities	$87,702	$80,969	$89,458	$96,307
Mortgage loans	35	-	-	-
Mortgage loans in securitization trusts	-	-	-	-
Short-term cash investments	324	330	347	282
Total interest income	88,061	81,299	89,805	96,589

Interest expense:
Repurchase agreements	26,966	31,950	35,128	38,451
Warehouse lines	-	-	-	-
Collateralized borrowings in securitization trusts	-	-	-	-
Total interest expense	26,966	31,950	35,128	38,451

Net interest margin	61,095	49,349	54,677	58,138

Other income (loss):
Servicing income	-	-	-	-
Management fee income	-	-	-	-
Net realized gain on sale of securities	2,107	237	(4,584)	7,436
Net gain (loss) on mortgage loans	8	-	-	-
Net gain on mortgage servicing rights	-	-	-	-
Net gain (loss) on derivative instruments	(79,988)	35,430	(55,260)	(41,615)
Net miscellaneous gains and losses	-	-	-	-
Total other income (loss)	(77,873)	35,667	(59,844)	(34,179)

Expenses:
Management fee	4,112	4,122	4,144	4,154
Share-based compensation	1,020	890	842	860
Servicing expenses	-	-	-	-
General and administrative	3,941	2,113	2,324	2,147
Securitization deal costs	-	-	-	-
Total expenses	9,073	7,125	7,310	7,161

Net income (loss)	(25,851)	77,891	(12,477)	16,798
Dividends on preferred stock	5,481	5,480	5,481	5,480
Net income (loss) available to common shareholders	$(31,332)	$72,411	$(17,958)	$11,318

Earnings (loss) per share - common stock, basic	$(0.32)	$0.75	$(0.19)	$0.12
Earnings (loss) per share - common stock, diluted	$(0.32)	$0.75	$(0.19)	$0.12

Dividends per share of common stock	$0.50	$0.50	$0.50	$0.50

Weighted average common shares outstanding, basic	96,728,821	96,563,132	96,515,599	96,606,081
Weighted average common shares outstanding, diluted	96,728,821	96,563,132	96,515,599	96,606,081

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hatteras Financial Corp.

We have audited Hatteras Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hatteras Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pingora Asset Management, LLC  (“PAM”) and Pingora Loan Servicing, LLC (“PLS”, and together, “Pingora”), which is included in the 2015 consolidated financial statements of Hatteras Financial Corp. and constituted $340.7 million and $125.6 million of total assets and shareholders’ equity, respectively, as of December 31, 2015 and $23.6 million and $8.7 million of total other income and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Hatteras Financial Corp. also did not include an evaluation of the internal control over financial reporting of Pingora.

In our opinion, Hatteras Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hatteras Financial Corp.  as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Hatteras Financial Corp. and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 24, 2016

Charlotte, North Carolina