Form 10-Q
period 2016-03-31
Hatteras Financial Corp
filed 2016-05-03
CIK 1419521

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common Stock ($0.001 par value)	94,529,206

PART I.  Financial Information

Item 1.  Financial Statements

Hatteras Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share related amounts)
	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Mortgage-backed securities, at fair value
(including pledged assets of $11,540,366 and $13,932,415)	$12,045,571	$14,302,230
Agency CRT securities, at fair value	111,021	109,387
Mortgage loans held for investment, at fair value
(including pledged assets of $47,176 and $50,143)	152,197	116,857
Mortgage loans held for investment in securitization trusts, at fair value	209,418	226,908
Mortgage loans held for sale, at fair value
(including pledged assets of $25,919 and $17,542)	25,919	17,542
Mortgage servicing rights, at fair value	316,176	269,926
Cash and cash equivalents (including pledged cash of $469,690 and $376,081)	705,920	816,715
Unsettled purchased mortgage-backed securities, at fair value	5,536	12,582
Receivable for securities sold	274,127	-
Accrued interest receivable	38,826	45,008
Principal payments receivable	91,476	108,201
Other investments	51,464	51,930
Derivative assets, at fair value	20,207	2,914
Other assets	46,647	57,326
Total assets (1)	$14,094,505	$16,137,526

Liabilities and shareholders’ equity
Borrowings:
Repurchase agreements	$11,419,354	$13,443,883
Warehouse lines of credit	63,615	60,096
Federal Home Loan Bank advances	-	14,132
Collateralized borrowings in securitization trusts, at fair value	60,550	57,611
Total borrowings	11,543,519	13,575,722
Payable for unsettled securities	5,483	12,582
Accrued interest payable	3,052	4,938
Derivative liabilities, at fair value	419,282	325,233
Dividends payable	47,166	47,824
Other liabilities	30,632	27,870
Total liabilities (1)	12,049,134	13,994,169

Shareholders’ equity:
7.625% Series A Cumulative Redeemable Preferred stock, $.001 par value, 25,000,000 shares authorized, 11,500,000 shares issued and outstanding ($287,500 aggregate liquidation preference)	278,252	278,252
Common stock, $.001 par value, 200,000,000 shares authorized, 94,529,206 and 95,773,767 shares issued and outstanding	95	96
Additional paid-in capital	2,424,741	2,438,223
Accumulated deficit	(791,055)	(671,872)
Accumulated other comprehensive income	133,338	98,658
Total shareholders’ equity	2,045,371	2,143,357
Total liabilities and shareholders’ equity	$14,094,505	$16,137,526
(1)

The consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively, include $216,224 and $228,240 of assets of a consolidated collateralized financing entity (“CFE”) that can only be used to settle obligations of the CFE as well as liabilities of $60,712 and $57,784 of the CFE for which creditors do not have recourse to Hatteras Financial Corp.

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share related amounts)

	Three Months Ended March 31
	2016	2015
Interest income:
Securities	$67,705	$86,362
Mortgage loans	1,149	467
Mortgage loans in securitization trusts	1,819	-
Short-term cash investments	464	288
Total interest income	71,137	87,117

Interest expense:
Repurchase agreements	22,088	27,314
Warehouse lines	252	-
Collateralized borrowings in securitization trusts	406	-
Total interest expense	22,746	27,314

Net interest margin	48,391	59,803

Other income (loss):
Servicing income	18,882	-
Management fee income	1,400	-
Net realized gain on sale of securities	4,287	16,453
Net gain on mortgage loans	2,607	244
Net loss on mortgage servicing rights	(38,111)	-
Net loss on derivative instruments	(92,494)	(102,785)
Net miscellaneous gains and losses	1,315	-
Total other loss	(102,114)	(86,088)

Expenses:
Management fee	3,982	4,095
Share-based compensation	1,293	1,045
Servicing expenses	2,665	-
General and administrative	9,430	3,110
Securitization deal costs	72	-
Total expenses	17,442	8,250

Net loss	(71,165)	(34,535)
Dividends on preferred stock	5,480	5,481
Net loss available to common shareholders	$(76,645)	$(40,016)

Loss per share - common stock, basic	$(0.81)	$(0.41)
Loss per share - common stock, diluted	$(0.81)	$(0.41)

Dividends per share of common stock	$0.45	$0.50

Weighted average common shares outstanding, basic	94,850,791	96,783,199
Weighted average common shares outstanding, diluted	94,850,791	96,783,199

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2016	2015

Net loss	$(71,165)	$(34,535)

Other comprehensive income (loss):

Net unrealized gains on securities
available for sale	31,887	74,546
Net unrealized gains on derivative instruments	2,793	14,167
Other comprehensive income	34,680	88,713

Comprehensive income (loss)	(36,485)	54,178

Dividends on preferred stock	5,480	5,481

Comprehensive income (loss) available to
common shareholders	$(41,965)	$48,697

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2016

(Unaudited)

(Dollars in thousands)
	7.625% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2015	$278,252	$96	$2,438,223	$(671,872)	$98,658	$2,143,357
Repurchase of common stock	-	(1)	(14,775)	-	-	(14,776)
Share-based compensation expense	-	-	1,293	-	-	1,293
Dividends declared on preferred stock	-	-	-	(5,480)	-	(5,480)
Dividends declared on common stock	-	-	-	(42,538)	-	(42,538)
Net loss	-	-	-	(71,165)	-	(71,165)
Other comprehensive income	-	-	-	-	34,680	34,680
Balance at March 31, 2016	$278,252	$95	$2,424,741	$(791,055)	$133,338	$2,045,371

See accompanying notes.

Hatteras Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)
	Three Months Ended March 31
Operating activities	2016	2015
Net loss	$(71,165)	$(34,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium related to mortgage-backed securities	18,943	27,116
Reclassification of deferred swap net loss	1,376	13,438
Share-based compensation expense	1,293	1,045
Net realized gain on sale of securities	(4,287)	(16,453)
Net unrealized loss on MSR	38,111	-
Net unrealized gain on mortgage loans	(2,007)	(244)
Purchase of mortgage loans held for sale	(112,617)	-
Sale of mortgage loans held for sale	104,962	-
Net loss on derivative instruments	92,494	102,785
Other	(1,895)	29
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	6,182	2,654
(Increase) decrease in other assets	11,241	(669)
Decrease in accrued interest payable	(1,886)	(3,956)
Increase in other liabilities	3,843	8,976
Net cash provided by operating activities	84,588	100,186

Investing activities
Purchases of securities	(217,728)	(783,566)
Principal repayments on securities	693,381	877,143
Sales of securities	1,540,791	628,123
Purchases of mortgage loans held for investment	(40,855)	(95,769)
Principal repayments on mortgage loans held for investment	24,870	4,172
Purchases of mortgage servicing rights	(84,361)	-
Net payments on derivative instruments	(15,402)	(25,050)
Net cash provided by investing activities	1,900,696	605,053

Financing activities
Repurchase of common stock	(14,776)	-
Cash dividends paid	(48,676)	(53,868)
Proceeds from borrowings	37,257,993	42,920,560
Principal repayments on borrowings	(39,293,135)	(43,571,853)
Proceeds from collateralized trust borrowing	6,240	-
Repayments on collateralized trust borrowing	(3,725)	-
Net cash used in financing activities	(2,096,079)	(705,161)

Net increase (decrease) in cash and cash equivalents	(110,795)	78
Cash and cash equivalents, beginning of period	816,715	627,595
Cash and cash equivalents, end of period	$705,920	$627,673

Supplemental disclosure of cash flow information
Cash paid for interest	$28,667	$39,226

Supplemental schedule of non-cash investing and financing activities
Obligation to brokers for unsettled purchases of securities	$5,483	$103,995
Receivable for securities sold	$274,127	$13,423
Dividends accrued on preferred stock, not yet paid	$4,628	$4,628
Dividends accrued on common stock, not yet paid	$42,538	$48,396

See accompanying notes.

Hatteras Financial Corp.

Notes to Consolidated Financial Statements

March 31, 2016

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

See Note 15 for information regarding the planned merger of the Company with Annaly Capital Management, Inc., a Maryland corporation (“Annaly”), which is expected to close by the end of the third quarter of 2016.  The closing is subject to various conditions and regulatory approvals, including two-thirds of the outstanding shares of the Company’s common stock being validly tendered into the exchange offer, and therefore, the Company cannot provide any assurance that the merger will close in a timely manner or at all.

On August 31, 2015, the Company closed on its acquisition of the voting interests of Pingora Asset Management, LLC (“PAM”) and Pingora Loan Servicing, LLC (“PLS,” and together, “Pingora”), a specialized asset manager focused on investing in new-production performing mortgage servicing rights (“MSR”) and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  The acquisition provides the Company with MSR portfolio management and master-servicing oversight capabilities to the Company, accelerating the Company’s entry into investing in MSR.  In addition to being an income-producing investment, the Company expects that MSR will serve as a natural hedge against the impact of changes in interest rates on the fair value of the Company’s interest-earning portfolio.  The Company acquired 100% of the voting interests of Pingora for cash consideration of approximately $23.5 million.  In conjunction with the transaction, the Company also issued approximately $4.4 million of equity interests to Pingora management, a significant portion of which is subject to future vesting.  The Company has accounted for the transaction as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  The acquired operations generated other income of $21.8 million and a net loss of $8.2 million during the three months ended March 31, 2016.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Mortgage Servicing Rights

The Company purchases MSR with the intention of holding them as investments.  The Company and its subsidiaries do not originate or directly service mortgage loans.  Rather, it utilizes duly licensed subservicers to perform substantially all servicing functions for the loans underlying the MSR.  The Company has elected to account for its investments in MSR at fair value pursuant to FASB ASC Topic 860, Transfers and Servicing.  As a result, MSR are carried at fair value with changes therein reported in “Net gain (loss) on mortgage servicing rights” in the consolidated statements of income.  Servicing income and expenses are reported on a gross basis in the consolidated statements of income.

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

Share-Based Compensation

Share-based compensation is accounted for under the guidance included in FASB ASC Topic 718, Stock Compensation.  For share and share-based awards issued to employees, a compensation charge is recorded in earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  The Company’s share-based compensation transactions resulted in compensation expense of $1,293 and $1,045 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table presents the carrying amounts and classifications of the CFE’s assets and liabilities as reflected in the Company’s consolidated balance sheets, prior to certain consolidation adjustments:

	March 31, 2016	December 31, 2015
Mortgage loans held-for-investment in securitization trusts	$208,047	$225,285
Accrued interest receivable and other assets	8,176	2,955
Total assets	$216,223	$228,240
Collateralized borrowings in securitization trusts	$60,550	$57,611
Accrued interest payable	125	133
Other liabilities	37	40
Total liabilities	$60,712	$57,784

The following table presents the statement of income of the CFE as reflected in the Company’s consolidated statements of income:

Three Months Ended
March 31, 2016
Interest income	$1,819
Interest expense	(406)
Net interest margin	1,413
Gain on mortgage loans	1,201
Loss on collateralized borrowings	(358)
Operating expenses	(26)
Net income	$2,230

4.	Fair Value Measurements

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

The carrying values and fair values of assets and liabilities that are required to be reported or disclosed at fair value as of March 31, 2016 and December 31, 2015 were as follows.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
MBS	$12,045,571	$12,045,571	$14,302,230	$14,302,230
Agency CRT securities	111,021	111,021	109,387	109,387
Mortgage loans held for investment	152,197	152,197	116,857	116,857
Mortgage loans held for investment in securitization trusts	209,418	209,418	226,908	226,908
Mortgage loans held for sale	25,919	25,919	17,542	17,542
MSR	316,176	316,176	269,926	269,926
Cash and cash equivalents	705,920	705,920	816,715	816,715
Unsettled purchased MBS	5,536	5,536	12,582	12,582
Receivable for securities sold	274,127	274,127	-	-
Accrued interest receivable	38,826	38,826	45,008	45,008
Principal payments receivable	91,476	91,476	108,201	108,201
Debt security, held-to-maturity (1)	15,000	14,477	15,000	14,871
Short-term investments (1)	30,447	30,447	30,327	30,327
Interest rate swaps and swaptions (2)	6	6	2,031	2,031
Futures Contracts asset (2)	-	-	693	693
Forward purchase commitments (2)	20,201	20,201	190	190
Liabilities
Repurchase agreements	$11,419,354	11,419,354	$13,443,883	$13,443,883
Warehouse lines of credit	63,615	63,615	60,096	60,096
FHLB advances	-	-	14,132	14,132
Collateralized borrowings in securitization trusts	60,550	60,550	57,611	57,611
Payable for unsettled securities	5,483	5,483	12,582	12,582
Accrued interest payable	3,052	3,052	4,938	4,938
Interest rate swap liability (3)	11,440	11,440	6,802	6,802
Futures Contracts liability (3)	407,842	407,842	286,058	286,058
Forward purchase commitments (3)	-	-	32,373	32,373

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

In addition to agency securities, the Company at times invests in MBS not issued or guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“non-agency” securities).  The following table presents the composition of the Company’s MBS and agency CRT securities portfolio at March 31, 2016.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMs	$6,680,662	$(4,469)	$94,897	$6,771,090
Fixed-Rate	-	-	-	-
Total Fannie Mae	6,680,662	(4,469)	94,897	6,771,090

Freddie Mac Certificates
ARMs	5,234,739	(7,041)	46,783	5,274,481
Fixed-Rate	-	-	-	-
Total Freddie Mac	5,234,739	(7,041)	46,783	5,274,481

Total Agency MBS	$11,915,401	$(11,510)	$141,680	$12,045,571

Agency CRT Securities	$111,217	$(659)	$463	$111,021

The following table presents the composition of the Company’s MBS and agency CRT securities portfolio at December 31, 2015.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Agency MBS
Fannie Mae Certificates
ARMs	$7,392,021	$(14,465)	$102,247	$7,479,803
Fixed-Rate	1,005,458	(8,148)	-	997,310
Total Fannie Mae	8,397,479	(22,613)	102,247	8,477,113

Freddie Mac Certificates
ARMs	5,806,425	(22,551)	41,243	5,825,117
Fixed-Rate	-	-	-	-
Total Freddie Mac	5,806,425	(22,551)	41,243	5,825,117

Total Agency MBS	$14,203,904	$(45,164)	$143,490	$14,302,230

Agency CRT Securities	$111,217	$(1,830)	$-	$109,387

The components of the combined carrying value the Company’s MBS and agency CRT securities at March 31, 2016 and December 31, 2015 are presented below:

	March 31,	December 31,
	2016	2015
Principal balance	$11,717,636	$13,935,533
Unamortized premium	311,245	381,851
Unamortized discount	(2,263)	(2,263)
Gross unrealized gains	142,143	143,490
Gross unrealized losses	(12,169)	(46,994)
Carrying value/estimated fair value	$12,156,592	$14,411,617

The following table presents components of interest income on the Company’s MBS and agency CRT securities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016	2015
Coupon interest	$86,648	$113,478
Net premium amortization	(18,943)	(27,116)
Interest income	$67,705	$86,362

Gross gains and losses from sales of available-for-sale MBS and agency CRT securities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
	2016	2015
Gross gains	$5,894	$16,510
Gross losses	(1,607)	(57)
Net gain (loss)	$4,287	$16,453

The Company monitors the performance and market value of its available-for-sale MBS portfolio on an ongoing basis, and on a quarterly basis reviews its MBS for impairment.  At March 31, 2016 and December 31, 2015, the Company had the following MBS in a loss position as presented in the following two tables:

	As of March 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	775,829	$(2,022)	$503,197	$(2,447)	$1,279,026	$(4,469)
Fixed-Rate	-	-	-	-	-	-
Freddie Mac Certificates
ARMs	620,483	(1,830)	889,689	(5,211)	1,510,172	(7,041)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$1,396,312	$(3,852)	$1,392,886	$(7,658)	$2,789,198	$(11,510)
Number of securities in an unrealized loss position		84		57		141

	As of December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Fannie Mae Certificates
ARMs	1,712,043	$(7,922)	$511,884	$(6,542)	$2,223,927	$(14,464)
Fixed-Rate	997,310	(8,148)	-	-	997,310	(8,148)
Freddie Mac Certificates
ARMs	1,814,773	(9,246)	861,198	(13,306)	2,675,971	(22,552)
Fixed-Rate	-	-	-	-	-	-
Total temporarily impaired securities	$4,524,126	$(25,316)	$1,373,082	$(19,848)	$5,897,208	$(45,164)
Number of securities in an unrealized loss position		223		52		275

The Company did not make the decision to sell the above MBS as of March 31, 2016 and December 31, 2015, nor was it deemed more likely than not the Company would be required to sell these securities before recovery of their amortized cost basis.  The unrealized losses on the above securities are the result of market interest rates and are not considered to be credit related.  No impairment losses were recognized during the periods presented herein.

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

Mortgage Loans Held for Investment, at Fair Value

The Company purchases individual jumbo whole mortgage loans with the intention of securitizing them.  These loans are considered held for investment because the Company expects to consolidate the securitization trusts and are accounted for under the fair value option.  See Note 2 for further discussion.  As of March 31, 2016, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $148,691 and $152,197, respectively.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment were $114,997 and $116,857, respectively.  The following table provides the geographic distribution of mortgage loans held for investment at March 31, 2016 and December 31, 2015, based on the unpaid principal balance.

	March 31, 2016	December 31, 2015
California	66%	68%
Washington	7%	6%
Texas	5%	5%
Illinois	3%	3%
All other	19%	18%
Total	100%	100%

The following table provides additional data on the Company’s mortgage loan portfolio at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$110 to $1,980	$778	$116 to $1,987	$804
Interest rate	2.63% to 4.00%	3.50%	2.63% to 4.00%	3.48%
Maturity	11/2044 to 4/2046	11/2045	11/2044 to 2/2046	10/2045
FICO score at loan origination	700 to 811	762	701 to 811	763
Loan-to-value ratio at loan origination	20% to 80%	71%	20% to 80%	71%

No loans were 90 days or more past due and none were on nonaccrual status at March 31, 2016 or December 31, 2015.

The following table presents the rollforward of mortgage loans held for investment for the periods presented.

	Three Months Ended March 31
	2016	2015
Fair value, beginning of period	$116,857	$31,460
Purchased	40,855	95,769
Repaid	(6,428)	(4,172)
Change in fair value	913	244
Fair value, end of period	$152,197	$123,301

None of the change in the fair value of the mortgage loans was attributable to changes in credit risk.  The portion of the change in fair value included in the Company’s consolidated statements of income that were attributable to mortgage loan held for investment that were held at March 31, 2016 and December 31, 2015 was $1,034 and $261, respectively.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	2.8% - 3.1%	3.0%	3.0% - 3.5%	3.3%
Conditional refinance rate	14.6% - 21.5%	17.4%	13.6% - 21.7%	16.4%
Default rate	0% - 1.9%	0.4%	0% - 2.1%	0.7%
Loss severity	10.0% - 21.4%	13.3%	10.5% - 22.2%	14.9%

A significant increase or decrease in any of the above unobservable inputs, in isolation, would likely result in a significantly lower or higher fair value measurement.

Mortgage Loans Held for Investment in Securitization Trusts, at Fair Value

As discussed in Notes 2 and 3, the Company consolidates a CFE that owns whole mortgage loans it purchased from a subsidiary of the Company.  These securitized mortgage loans are legally isolated from the Company, are beyond the reach of the Company’s creditors, and may only be used to settle obligations of the CFE.  These loans are carried at fair value as a result of a fair value option election.  As of March 31, 2016, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment in securitization trusts was $204,766 and $209,418, respectively.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for investment in securitization trusts was $223,205 and $226,908, respectively.  The following table provides the geographic distribution of mortgage loans held for investment in securitization trusts at March 31, 2016 and December 31, 2015 based on the unpaid principal balance.

	March 31, 2016	December 31, 2015
California	49%	49%
Texas	11%	10%
Illinois	7%	6%
Washington	5%	5%
All other	28%	30%
Total	100%	100%

The following table provides additional data on mortgage loans held for investment in in securitization trusts at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		Portfolio		Portfolio
	Portfolio Range	Weighted Average	Portfolio Range	Weighted Average
Unpaid principal balance	$220 to $1,926	$731	$291 to $1,933	$742
Interest rate	2.50% to 4.13%	3.38%	2.50% to 4.13%	3.38%
Maturity	6/2044 to 11/2045	3/2045	6/2044 to 11/2045	3/2045
FICO score at loan origination	700 to 813	769	700 to 815	769
Loan-to-value ratio at loan origination	24% to 80%	69%	24% to 80%	69%

No loans were 90 days or more past due and none were on nonaccrual status at March 31, 2016 or December 31, 2015.

The following table presents the rollforward of mortgage loans held for investment in securitization trusts for the period presented.

	Three Months Ended March 31
	2016	2015
Fair value, beginning of period	$226,908	$-
Purchased	-	-
Repaid	(18,439)	-
Change in fair value	949	-
Fair value, end of period	$209,418	$-

None of the change in the fair value of these mortgage loans was attributable to changes in credit risk.  The portion of the change in fair value included in the Company’s consolidated statements of income that were attributable to mortgage loan held for investment in securitization trusts that were held at March 31, 2016 and December 31, 2015 was $1,238 and $0, respectively, adjusted for the effects of the transfer of these loans into the CFE.

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s mortgage loans held for investment in securitization trusts at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	2.7% - 3.2%	3.0%	2.2% - 3.6%	3.3%
Conditional refinance rate	13.9% - 22.3%	17.2%	0.0% - 21.3%	16.4%
Default rate	0% - 1.8%	0.4%	0.0% - 2.0%	0.5%
Loss severity	10.0% - 22.8%	13.4%	0.0% - 22.9%	14.4%

A significant increase or decrease in any of the above unobservable inputs, in isolation, would likely result in a significantly lower or higher fair value measurement.

Mortgage Loans Held for Sale, at Fair Value

The Company purchases individual whole mortgage loans with the intention of selling them to Ginnie Mae for inclusion in securitizations.   As of March 31, 2016, the unpaid principal balance and the fair value of the Company’s mortgage loans held for sale were $25,676 and $25,919, respectively.  As of December 31, 2015, the unpaid principal balance and the fair value of the Company’s mortgage loans held for sale were $16,629 and $17,542, respectively.  The Company did not invest in mortgage loans held for sale prior to the acquisition of Pingora on August 31, 2015.

The Company classifies its mortgage loans held for sale as Level 2 in the fair value hierarchy.  Prices for these instruments are obtained from third-party pricing providers and other applicable market data.  If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but may also include unobservable market data inputs, including prepayment speeds, delinquency levels, and credit losses.  No unobservable inputs were significant to the valuation of these loans as of March 31, 2016 or December 31, 2015.

7.	Mortgage Servicing Rights

In connection with its acquisition of Pingora, as discussed in Note 1, the Company entered agreements with PLS to begin investing in MSR during the third quarter of 2015.  As discussed in Note 2, MSR are carried at fair value.  The following table presents the rollforward of MSR for the three months ended March 31, 2016.

	Three Months Ended March 31
	2016	2015
Fair value, beginning of period	$269,926	$-
Purchases	84,361	-
Change in fair value due to:
Changes in valuation inputs or assumptions	(30,999)	-
Other changes, including realization of cash flows	(7,112)	-
Fair value, end of period	$316,176	$-

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

The following table provides information about the significant unobservable inputs used in the Level 3 valuation of the Company’s MSR at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
Unobservable Input	Range	Average	Range	Average
Discount rate	10%-15%	10.4%	10%-15%	10.4%
Prepayment rate	4.6%-29.6%	11.9%	5.6%-30.7%	11.9%
Delinquency rate	0.3%-13.4%	1.6%	0%-6.03%	1.4%
Annual cost to service	$77-$112	$87	$80-$101	$88

The Company’s mortgage servicing income consisted of the following for the three months ended March 31, 2016:

	Three Months Ended March 31
	2016	2015
Servicing income	$18,474	$-
Ancillary income	408	-
Servicing income	$18,882	$-

A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s MSR, which would result in a decline in the value of the MSR.  The Company’s investment in MBS mitigates the impact of such a decline on the Company’s total portfolio as a decline in interest rates generally leads to an increase in the value of the Company’s MBS.

8.	Other Investments

Other investments consisted of the following items as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Short-term investments	$30,447	$30,327
Debt security, held-to-maturity	15,000	15,000
Equity investments	6,017	6,603
Total other investments	$51,464	$51,930

The Company owns both a $15,000 debt security and a $6,000 equity investment in a non-public repurchase lending counterparty.  The debt security matures on March 24, 2019.  The Company has designated this debt security as a held-to-maturity investment, and as such it is carried at its cost basis.  The debt security pays interest quarterly at the rate of 4.0% above the three-month London Interbank Offered Rate (“LIBOR”).  The Company estimates the fair value of this debt security to be approximately $14,477 and $14,871 at March 31, 2016 and December 31, 2015, respectively, which was determined by calculating the present value of the projected future cash flows using a discount rate from a similar issuer and security (which represent Level 2 inputs).  The Company accounts for the equity investment in the non-public repurchase lending counterparty under the cost method and concluded there have been no identified events or circumstance that would have a significant adverse effect on the fair value of the investment since the purchase date.  As a member of the FHLB, the Company also has an equity investment of $17 in FHLB.  The amount of investment required is partially dependent on the level of advances taken.  This investment is accounted for under the cost method, because the stock can only be sold at its par value, and only to the FHLB.

9.	Borrowings

Repurchase Agreements

The Company uses repurchase agreements to finance purchases of securities.  These repurchase agreements are collateralized by the Company’s securities and typically bear interest at rates that are closely related to LIBOR.  At March 31, 2016 and December 31, 2015, the Company had repurchase indebtedness outstanding with 26 and 25 counterparties with a weighted average remaining contractual maturity of 0.8 and 0.9 months, respectively.

The following table presents contractual maturity information regarding the Company’s repurchase agreements:

	March 31, 2016		December 31, 2015
		Weighted Average		Weighted Average
	Balance	Contractual Rate	Balance	Contractual Rate
Within 30 days	$10,669,354	0.66%	$12,693,883	0.64%
30 days to 3 months	500,000	0.90%	-	0.00%
3 months to 36 months	250,000	0.79%	750,000	0.75%
	$11,419,354	0.67%	$13,443,883	0.65%

The fair value of securities and accrued interest the Company had pledged under repurchase agreements at March 31, 2016 and December 31, 2015 was $11,676,938 and $14,072,647, respectively.

Warehouse Lines of Credit

Beginning in 2015, the Company has access to warehouse lines of credit with three financial institutions to finance purchases of whole mortgage loans.  Borrowings under these facilities are charged interest at a specified margin over the one-month LIBOR interest rate.  At March 31, 2016, the Company has outstanding borrowings with two counterparties totaling $63,615 with maturity dates between June 2016 and December 2016.  The Company has pledged mortgage loans with a fair value of $67,685 as collateral pursuant to these lines of credit.  The borrowing limit under these lines of credit is $300 million.  As of December 31, 2015, the Company had outstanding borrowings of $60,096 under these lines of credit.

Federal Home Loan Bank Advances

As discussed in Note 2, during 2015, a subsidiary of the Company became a member of the FHLB.  As of March 31, 2016 and December 31, 2015, the Company had advances outstanding of $0 and $14,132, respectively.  The advances as of December 31, 2015 were secured by the pledge of agency MBS with a fair value of $15,714.  The Company’s aggregate borrowing capacity with the FHLB is $1 billion.  Unused capacity may be adjusted at the sole discretion of the FHLB.  The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain covenants.  Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, which the FHLB may revise from time to time.  Based on the current status of recent FHFA rulemaking, the Company will need to surrender its membership in the FHLB in 2016.

Collateralized Borrowing in Securitization Trusts

As discussed in Notes 2 and 3, the Company consolidates a CFE that has issued MBS backed by mortgage loans.  The portion of the CFE’s collateralized borrowings that is not eliminated in consolidation is carried at fair value as a result of a fair value option election.  Investors in the collateralized borrowings issued by the CFE have recourse against the assets within the CFE, but have no recourse against the Company itself.  As of March 31, 2016, the collateralized borrowings has an outstanding principal amount of $60,567 and a weighted-average interest rate of 2.75%.  As of December 31, 2015, the collateralized borrowings has an outstanding principal amount of $58,052 and a weighted-average interest rate of 2.75%.  The final scheduled distribution date thereof is November 2045.  The actual maturity of the collateralized borrowing is based on the principal repayments of the underlying mortgage loans.  As a result, the actual maturity of the borrowing may be substantially sooner than the final scheduled distribution date.

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

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate swaptions are based on the fair value of the underlying interest rate swaps that the Company has the option to enter, and are based on inputs from the counterparty and pricing models.  The fair value of Futures Contracts is based on quoted prices from the exchange on which they trade.  The fair value of MBS forward purchase commitments was determined using the same methodology as MBS as described in Note 5.  The fair value of forward purchase commitments for whole loans was determined using the same methodologies as mortgage loans as described in Note 6.  The Company applies fallout assumptions to the third-party pricing of forward purchase commitments regarding loans that the counterparties may not successfully issue.  The table below presents the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Derivative Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015

Interest rate swaps and swaptions	Derivative assets	$6	$2,031
Futures Contracts	Derivative assets	-	693
Forward purchase commitments - MBS	Derivative assets	20,150	165
Forward purchase commitments - mortgage loans	Derivative assets	51	25
		$20,207	$2,914

Interest rate swaps	Derivative liabilities	$11,440	$6,802
Futures Contracts	Derivative liabilities	407,842	286,058
Forward purchase commitments - MBS	Derivative liabilities	-	32,373
		$419,282	$325,233

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

Changes in the fair value of the Company’s interest rate swaps are recorded in “Net gain (loss) on derivative instruments” in the consolidated statements of income.  Monthly net cash settlements under the interest rate swaps are also recorded in “Net gain (loss) on derivative instruments.”

The volume of activity for the Company’s interest rate swap instruments is shown in the table below.

	Notional Value
	Three Months Ended March 31
	2016	2015
Beginning of period	$4,600,000	$8,300,000
Expirations and terminations	(600,000)	(1,000,000)
End of period	$4,000,000	$7,300,000

Information regarding the Company’s interest rate swaps as of March 31, 2016 and December 31, 2015 follows.

	March 31, 2016			December 31, 2015
		Wtd. Avg.			Wtd. Avg.
		Remaining	Wtd. Avg.		Remaining	Wtd. Avg.
	Notional	Term	Fixed Interest	Notional	Term	Fixed Interest
Maturity	Amount	in Months	Rate	Amount	in Months	Rate

12 months or less	$2,400,000	6	0.95%	$2,400,000	6	0.92%
Over 12 months to 24 months	1,600,000	17	0.87%	1,800,000	17	0.89%
Over 24 months to 36 months	-	-	-	400,000	26	0.96%

Total	$4,000,000	11	0.92%	$4,600,000	12	0.91%

A swaption is a derivative instrument that gives the holder the option to enter into a pay-fixed interest rate swap in the future, if it so desires.  As of March 31, 2016, the Company had four interest rate swaptions outstanding, which were entered into during 2015:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$6,813	$6	4	$2,000,000	3.35%	3 month LIBOR	6

As of December 31, 2015, the Company had six interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$727	6	$3,065,000	3.23%	3 month LIBOR	6

During the first quarter of 2015, the Company terminated swaptions held as of December 31, 2014 and received proceeds of $2,049.

Eurodollar Futures Contracts

The Company uses Futures Contracts to 1) synthetically replicate an interest rate swap, or 2) offset the changes in value of its forward purchases of certain MBS and mortgage loans.  The following table presents the composition of the Company’s Futures Contracts as of March 31, 2016 and December 31, 2015, respectively.

	Fair Value
	March 31, 2016	December 31, 2015
Futures Contracts designed to replicate swaps	$(407,408)	$(285,711)
Futures Contracts designed to hedge value changes in forward purchases	(434)	346
Total fair value of Futures Contracts	$(407,842)	$(285,365)

The volume of activity for the Company’s Futures Contracts is shown in the table below.

	Number of Contracts
	Three Months Ended March 31
	2016	2015
Beginning of period	108,824	130,074
New positions opened	1,773	20,518
Early settlements	(5,427)	(13,268)
Settlements at maturity	(9,712)	(8,611)
End of period	95,458	128,713

Each Futures Contract embodies $1 million of notional value and corresponds to a Eurodollar contract for a specific three month timeframe.  The effective dates of the Eurodollar contracts underlying the Company’s Futures Contracts range from 2016 through 2021.

The Company has not designated its Futures Contracts as hedges for accounting purposes.  As a result, realized and unrealized changes in fair value thereon are recognized in net income in the period in which the changes occur.  See “Financial Statement Presentation” below for quantification of gains and losses on Futures Contracts for the three months ended March 31, 2016 and 2015.

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

The following table summarizes the Company’s forward purchase commitments as of March 31, 2016.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$173,605	$177,117	$178,699	$1,582
Fixed-rate TBA dollar roll securities	3,617,000	3,739,204	3,757,772	18,568
Whole mortgage loans	14,010	14,003	14,054	51
Total purchase commitments	$3,804,615	$3,930,324	$3,950,525	$20,201

The following table summarizes the Company’s forward purchase commitments as of December 31, 2015.

	Face / UPB	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$145,246	$147,749	$147,914	$165
Fixed-rate TBA dollar roll securities	2,655,000	2,736,748	2,704,375	(32,373)
Whole mortgage loans	26,523	26,700	26,725	25
Total purchase commitments	$2,826,769	$2,911,197	$2,879,014	$(32,183)

Financial Statement Presentation

The Company does not use either offsetting or netting to present any of its derivative assets or liabilities.  The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of March 31, 2016.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	$-	$-	$-
Interest rate swaptions	6	(25)	(19)
Futures contracts	-	-	-
Forward purchase commitments	20,201	-	20,201

Interest rate swaps	$(11,440)	$16,518	$5,078
Futures contracts	(407,842)	447,624	39,782
Forward purchase commitments	-	5,148	5,148

The following table shows the gross amounts associated with the Company’s derivative financial instruments and the impact if netting were used as of December 31, 2015.

	Assets/(Liabilities)	Cash Collateral Posted (Held)	Net Asset/(Liability)
Interest rate swaps	1,304	-	1,304
Interest rate swaptions	727	(1,106)	(379)
Futures contracts	693	-	693
Forward purchase commitments	190	-	190

Interest rate swaps	(6,802)	14,626	7,824
Futures contracts	(286,058)	335,084	49,026
Forward purchase commitments	(32,373)	25,687	(6,686)

The following table shows the components of “Loss on derivative instruments, net” for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016	2015
Interest rate swaps – net realized and unrealized gains	$(5,942)	$1,116
Interest rate swaptions – net realized and unrealized losses	(721)	(3,027)
Interest rate swaps – monthly net settlements	(5,411)	(21,423)
Futures Contracts – fair value adjustments	(122,477)	(94,016)
Futures Contracts – losses from maturities	(18,630)	(7,493)
Futures Contracts – other realized losses	(9,884)	(22,374)
Mortgage loan purchase commitments - fair value adjustments	(20)	331
TBA dollar roll income	17,602	23,155
TBA dollar rolls – net realized and unrealized gains (losses)	52,989	20,946
Net gain (loss) on derivative instruments	$(92,494)	$(102,785)

See Note 2 for discussion of TBA dollar roll transactions and TBA dollar roll income.

The table below presents the effect of the interest rate swaps that were previously designated as cash flow hedges on the Company’s AOCI for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016	2015
Beginning balance	$673	$(30,042)
Reclassification of net losses to the income statement	1,376	13,438
Ending balance	$2,049	$(16,604)

During the next 12 months, the Company estimates that $109 of net deferred gains will be reclassified out of AOCI as a decrease to interest expense.

 Credit-risk-related Contingent Features

The Company has agreements with its interest rate swap and swaption counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company’s GAAP shareholders’ equity declines by a specified percentage over a specified time period, or if the Company fails to maintain a minimum shareholders’ equity threshold, then the Company could be declared in default on its derivative obligations.  The Company also has agreements with several of those counterparties that contain provisions regarding maximum leverage ratios.  At March 31, 2016, the Company was in compliance with these requirements.

As of March 31, 2016, the fair value of derivatives in a net liability position related to these agreements was $11,440.  The Company has collateral posting requirements with each of its counterparties and all interest rate swap agreements were fully collateralized as of March 31, 2016.

11.	Capital Stock

On June 18, 2013, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of the Company’s common stock.  For the three months ended March 31, 2016, the Company repurchased 1,273,625 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $14,776.  The Company did not repurchase any shares during the three months ended March 31, 2015.  As of March 31, 2016, there are 4,697,645 shares of repurchase capacity available under the Repurchase Program.

12.	Earnings per Share

The following table details the Company’s calculation of earnings per share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016	2015
Basic earnings (loss) per share:
Net income (loss)	$(71,165)	$(34,535)
Less preferred stock dividends	(5,480)	(5,481)
Net income (loss) available to common shareholders	$(76,645)	$(40,016)

Weighted average shares	94,850,791	96,783,199

Basic earnings (loss) per share	$(0.81)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss)	$(71,165)	$(34,535)
Less preferred stock dividends for antidilutive shares	(5,480)	(5,481)
Net income (loss) available to common shareholders	$(76,645)	$(40,016)

Weighted average shares	94,850,791	96,783,199
Potential dilutive shares from exercise of stock options	-	-
Diluted weighted average shares	94,850,791	96,783,199

Diluted earnings (loss) per share	$(0.81)	$(0.41)

There were no potentially dilutive shares for any of the periods presented.

13.Transactions with Related Parties

Management Fees

The Company is externally managed by ACA pursuant to a management agreement (the “Management Agreement”).  All of the Company’s executive officers are also employees of ACA.  ACA manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors which includes six independent directors.  The Management Agreement expires on February 23, 2017 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances.  ACA must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the average annual management fee earned by ACA during the two year period immediately preceding termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.  See Note 15 for information regarding a subsequent related to the Management Agreement.

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

	Three Months Ended March 31
	2016	2015
Management fee	$3,982	$4,095
Reimbursable expenses	1,343	1,293
Total	$5,325	$5,388

Share-based compensation	$1,293	$1,045

None of the reimbursement payments were specifically attributable to the compensation of the Company’s executive officers.  Reimbursable expenses above includes rent paid by ACA for the Company’s office space.  As of October 2014, the Company’s office space is rented from a real estate partnership in which some of the Company’s executive officers have a financial interest, at an annual rate of approximately $300.  At March 31, 2016 and December 31, 2015, the Company owed ACA $3,806 and $3,063, respectively, for the management fee and reimbursable expenses, which is included in other liabilities.

14.	Accumulated Other Comprehensive Income

The Company records unrealized gains and losses on its MBS and its forward purchase commitments securities as described in Note 5 and Note 10.  The Company ceased hedge accounting for its interest rate swaps effective September 30, 2013.  Beginning October 1, 2013, changes in the fair value of interest rate swaps are recorded directly to net income.  The cumulative net unrealized gains and losses on interest rate swaps in AOCI as of September 30, 2013 are being amortized to net income as the hedged forecasted transactions occur.  The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2016.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2016	$98,368	$(1)	$(547)	$838	$98,658

Other comprehensive income (loss) before reclassification	36,025	54	94	1,582	37,755

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	1	-	(165)	(164)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(4,287)	-	-	-	(4,287)
Amounts reclassified to interest expense	-	-	-	1,376	1,376

Net current period other comprehensive income (loss)	31,738	55	94	2,793	34,680

Accumulated other comprehensive income (loss) at March 31, 2016	$130,106	$54	$(453)	$3,631	$133,338

The following table rolls forward the components of AOCI, including reclassification adjustments, for the three months ended March 31, 2015.

	Unrealized gain/(loss) on available for sale MBS	Unrealized gain/(loss) on unsettled MBS	Unrealized gain/(loss) on other investments	Unrealized gain/(loss) on derivative instruments	Total

Accumulated other comprehensive income (loss) at January 1, 2015	$232,240	$42	$(595)	$(25,922)	$205,765

Other comprehensive income before reclassification	90,119	794	129	4,848	95,890

Balance Sheet Reclassification:
Amount reclassified to MBS available for sale	-	(42)	-	(4,120)	(4,162)

Income Statement Reclassification:
Amounts reclassified to net gain on the sale of MBS	(16,453)	-	-	-	(16,453)
Amounts reclassified to interest expense	-	-	-	13,438	13,438

Net current period other comprehensive income	73,666	752	129	14,166	88,713

Accumulated other comprehensive income (loss) at March 31, 2015	$305,906	$794	$(466)	$(11,756)	$294,478

15.	Subsequent Event

Merger Agreement

On April 10, 2016, the Company, Annaly and Ridgeback Merger Sub Corporation, a Maryland corporation and a wholly owned subsidiary of Annaly (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, and upon the terms and conditions thereof, Purchaser will commence an exchange offer (the “Offer”) to purchase all of the Company’s issued and outstanding shares of the Company’s common stock.  In the Offer, holders of the Company’s common stock will have the option to elect from among three forms of consideration for each share (subject to proration as described below):

•	$5.55 in cash and 0.9894 shares of Annaly common stock (the “Mixed Consideration Option”);
•	$15.85 in cash (the “Cash Consideration Option”); or
•	1.5226 shares of Annaly common stock (the “Stock Consideration Option”).

Holders of the Company’s common stock who do not make a valid election will receive the Mixed Consideration Option for their shares.  Holders who elect to receive the Cash Consideration Option or Stock Consideration Option will be subject to proration to ensure that approximately 65% of the aggregate consideration paid to holders of the Company’s common stock in the Offer will be paid in the form of Annaly common stock and approximately 35% of the aggregate consideration paid to holders of the Company’s common stock in the Offer will be paid in cash.

It is a condition to the closing of the Offer that one share more than two-thirds of the outstanding shares of the Company’s common stock, when added to any shares of the Company’s common stock owned by Annaly and Purchaser, are validly tendered and not validly withdrawn.  In addition to the minimum tender condition, completion of the Offer is subject to the satisfaction or waiver of a number of other customary closing conditions as set forth in the Merger Agreement, including the effectiveness of a registration statement on Form S-4 registering the shares of Annaly common stock to be issued in connection with the Offer and the Merger (as defined below) and the receipt of certain regulatory approvals.

Immediately following the closing of the Offer, subject to the terms and conditions set forth in the Merger Agreement, the Company will be merged with and into Purchaser (the “Merger”), with Purchaser surviving the Merger.  The Merger Agreement contemplates that, if the Offer is completed, the Merger will be effected pursuant to Section 3-106.1 of the Maryland General Corporation Law, which permits completion of the Merger without a vote of the holders of the Company’s common stock upon the acquisition by Purchaser of at least two-thirds of shares of the Company’s common stock that are then issued and outstanding.  In the Merger, holders of the Company’s common stock will be entitled to the same election options as described above for the Offer and subject to the same proration rules.

Each share of the Company’s 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), that is outstanding as of immediately prior to the Merger will be converted into one share of a newly-designated series of Annaly preferred stock, par value $0.01 per share, which Annaly expects will be classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a Series A Preferred Stock immediately prior to the Merger.

In general, each award of restricted shares of the Company’s common stock outstanding at the effective time of the Merger will vest and be cancelled in exchange for the right of the holder thereof to receive the Mixed Consideration Option in respect of each share subject to such award, less applicable tax withholding, except that certain awards of restricted shares of the Company’s common stock shall instead be converted at the effective time of the Merger into restricted stock awards with respect to Annaly common stock on the terms set forth in the Merger Agreement.

Prior to closing the transactions contemplated by the Merger Agreement, each of the Company and Annaly will declare a prorated dividend to their respective shareholders with a record and payment date on the last business day prior to the completion of the Offer.  Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to the Company and Annaly shareholders, respectively, and the amount of such prior quarterly dividend, as applicable.

The Merger Agreement also contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger.

The Company’s  board of directors has unanimously agreed, based on the unanimous recommendation of the special committee of the board of directors (composed entirely of independent directors), to recommend that holders of the Company’s common stock tender their shares into the Offer, and has agreed not to solicit alternative transactions, subject to customary exceptions.

The Merger Agreement contains certain termination rights by the Company and Annaly.  If the Merger Agreement is terminated under specified circumstances, including with respect to a change of the recommendation of the Company’s board of directors, the Company will pay Annaly a termination fee equal to $44,949.

Management Agreement Amendment

In connection with the execution of the Merger Agreement, the Company and ACA entered into an amendment (the “Management Agreement Amendment”) to the Management Agreement.  The Management Agreement Amendment provides that upon the completion of the transactions contemplated by the Merger Agreement, the Management Agreement will terminate, and as a result of such termination, the Company will pay to ACA a termination fee of $45,411.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016.

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

Although we believe that our plans, intentions, expectations and beliefs reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions, expectations or beliefs will be achieved.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

•

our ability to consummate the proposed merger transaction on a timely basis or at all and the satisfaction of the conditions precedent to consummation of the proposed transaction, including two-thirds of the outstanding shares of our common stock being validly tendered in the exchange offer and the receipt of certain regulatory approvals required to consummate the proposed merger;

•	unanticipated difficulties, expenditures or legal proceedings relating to the proposed merger and other transactions contemplated by the Merger Agreement (as defined below);
•	changes in interest rates, interest rate spreads or the yield curve;
•	changes in prepayment rates of mortgages underlying our assets;
•	the occurrence, extent and timing of credit losses within our portfolio;
•	the concentration of the credit risks to which we are exposed;
•	legislative and regulatory actions affecting our business;
•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;
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

These and other risks, uncertainties and factors, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our annual report on Form 10-K for the year ended December 31, 2015, as updated by our quarterly and current reports that we file with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Pending Merger

On April 10, 2016, our company, Annaly Capital Management, Inc., a Maryland corporation (“Annaly”), and Ridgeback Merger Sub Corporation, a Maryland corporation and a wholly owned subsidiary of Annaly (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  See Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of the Merger Agreement. The merger is expected to close by the end of the third quarter of 2016, although closing is subject to various conditions and regulatory approvals, including two-thirds of the outstanding shares of our common stock being validly tendered in the exchange offer, and therefore, we cannot provide any assurance that the merger will close in a timely manner or at all.

Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on investing in new assets and raising additional capital. We have incurred and will incur a variety of merger-related expenses, which, while not recurring in nature, will not be recoverable if the merger is not consummated.

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

We own non-agency investments both in the form of whole loans and, at times, MBS.  We invest in prime non-conforming residential whole mortgage loans through our wholly owned subsidiary, Onslow Bay Financial LLC (“Onslow”).  Onslow acquires such loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-agency MBS.  Our intention is to generally retain the related subordinated securities, representing the credit risk tranche associated with these securitization transactions, as well as portions of the AAA tranches.  While we purchase loans with the intent of securitization, depending on our view of the securitization market, we may decide to retain some amount of the whole loans as a direct investment.  We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.  We completed our first securitization during the fourth quarter of 2015 and we may complete additional securitizations in the coming year, subject to market conditions.

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

Prior to 2015, essentially all of our capital was allocated to investing in agency securities.  We believe our efforts to diversify our investments provide us with a more efficient portfolio and additional flexibility to allocate capital opportunistically based on our expectation of market conditions.

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

The following table shows the 30-day LIBOR as compared to these rates at each period end:

	30- day LIBOR	Fed Funds Effective Rate	Two-Year Treasury	10-Year Treasury	Two-Year Swap Spread
March 31, 2016	0.44%	0.25%	0.73%	1.78%	0.12%
December 31, 2015	0.43%	0.20%	1.06%	2.27%	0.12%
September 30, 2015	0.19%	0.07%	0.64%	2.06%	0.12%
June 30, 2015	0.19%	0.08%	0.64%	2.35%	0.26%
March 31, 2015	0.18%	0.06%	0.56%	1.94%	0.25%
December 31, 2014	0.17%	0.06%	0.67%	2.17%	0.23%
September 30, 2014	0.16%	0.07%	0.58%	2.52%	0.25%
June 30, 2014	0.16%	0.09%	0.47%	2.53%	0.13%
March 31, 2014	0.15%	0.06%	0.44%	2.73%	0.13%
December 31, 2013	0.17%	0.07%	0.38%	3.04%	0.11%
September 30, 2013	0.18%	0.06%	0.33%	2.64%	0.14%
June 30, 2013	0.19%	0.07%	0.36%	2.49%	0.16%

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

The following table shows the weighted average principal repayment rate and the one-month constant prepayment rate (“CPR”) for our securities portfolio for the periods presented:

	Weighted-Average Principal Repayment Rate (1)	Weighted-Average Principal Repayment Rate Annualized (2)	Weighted-Average One Month CPR (3)
March 31, 2016	5.21%	20.84%	15.2
December 31, 2015	5.85%	23.40%	17.2
September 30, 2015	7.24%	28.96%	21.1
June 30, 2015	6.65%	26.60%	19.5
March 31, 2015	5.26%	21.04%	15.4
December 31, 2014	5.16%	20.63%	15.4
September 30, 2014	6.33%	25.31%	19.0
June 30, 2014	5.09%	20.36%	15.4
March 31, 2014	4.42%	17.66%	13.0
December 31, 2013	4.89%	19.55%	14.2
September 30, 2013	6.93%	27.72%	19.7
June 30, 2013	7.03%	28.10%	20.8
(1)	Scheduled and unscheduled principal payments as a percentage of the weighted average portfolio.

(2)	Weighted average principal repayment rate annualized.
(3)	CPR measures one month of unscheduled repayments as a percentage of principal on an annualized basis.

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

 Book Value per Share

As of March 31, 2016, our book value per share of common stock (total shareholders’ equity less the aggregate liquidation preference for our preferred stock divided by shares of common stock outstanding) was $18.60, a decrease of $0.78, from $19.38 at December 31, 2015.  The decrease in our book value was the result of our net loss, dividends declared on common and preferred stock and share buybacks partially offset by unrealized gains on our MBS portfolio.  See “Results of Operations” for further discussion.  The following table shows our book value on a per share basis at each period end:

As of	Book Value Per Share
March 31, 2016	$18.60
December 31, 2015	19.38
September 30, 2015	19.69
June 30, 2015	21.06
March 31, 2015	22.05
December 31, 2014	22.05
September 30, 2014	22.30
June 30, 2014	22.23
March 31, 2014	21.81
December 31, 2013	21.50
September 30, 2013	21.31
June 30, 2013	22.18

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

At March 31, 2016 and December 31, 2015, we owned $12.2 billion and $14.4 billion of securities, respectively.  While our strategy focuses on ARM securities, we also own fixed-rate securities with estimated durations that we believe are beneficial to the overall mix of our assets.  As of March 31, 2016 and December 31, 2015, our securities portfolio was purchased at a net premium to par, or face value, with a weighted-average amortized cost of 102.64 and 102.72, respectively, of face value.  As of March 31, 2016 and December 31, 2015, we had approximately $309.0 million and $379.6 million, respectively, of unamortized premium included in the cost basis of our securities.

During the three months ended March 31, 2016, we purchased approximately $0.2 billion of securities (at face amount) with a weighted average coupon of 2.70%.  We also sold approximately $1.8 billion of securities (at face amount) with a weighted average coupon of 3.14%.  During the three months ended March 31, 2015, we purchased approximately $0.9 billion of securities with a weighted average coupon of 2.48%.  We also sold approximately $0.6 billion of securities with a weighted average coupon of 3.11%.  These actions were taken to better position the portfolio for the expected risk environment by reducing our leverage ratio and the duration of our assets.

We typically want to own a higher percentage of Fannie Mae ARMs, than Freddie Mac ARMs as Fannie Mae has better cash flow to the security holder because Fannie Mae pays principal and interest sooner after accrual (54 days) as compared to Freddie Mac (75 days).

Our securities portfolio and consisted of the following at March 31, 2016:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates
ARMs	$6,680,662	$(4,469)	$94,897	$6,771,090	56.2%
Fixed-Rate	-	-	-	-	0.0%
Total Fannie Mae	6,680,662	(4,469)	94,897	6,771,090

Freddie Mac Certificates
ARMs	5,234,739	(7,041)	46,783	5,274,481	43.8%
Fixed-Rate	-	-	-	-	0.0%
Total Freddie Mac	5,234,739	(7,041)	46,783	5,274,481

Total Agency MBS	11,915,401	(11,510)	141,680	12,045,571	100.0%
Total Non-Agency MBS (ARMs)	-	-	-	-	0.0%

Total Agency MBS	$11,915,401	$(11,510)	$141,680	$12,045,571	100.0%

Agency CRT Securities	$111,217	$(659)	$463	$111,021

Our securities portfolio consisted of the following at December 31, 2015:

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	% of Total
Agency MBS
Fannie Mae Certificates
ARMs	$7,392,021	$(14,465)	$102,247	$7,479,803	52.3%
Fixed-Rate	1,005,458	(8,148)	-	997,310	7.0%
Total Fannie Mae	8,397,479	(22,613)	102,247	8,477,113

Freddie Mac Certificates
ARMs	5,806,425	(22,551)	41,243	5,825,117	40.7%
Fixed-Rate	-	-	-	-	0.0%
Total Freddie Mac	5,806,425	(22,551)	41,243	5,825,117

Total Agency MBS	$14,203,904	$(45,164)	$143,490	$14,302,230	100.0%

Agency CRT Securities	$111,217	$(1,830)	$-	$109,387

Adjustable-rate securities

As of March 31, 2016 our investment portfolio included adjustable-rate MBS and agency CRT securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	21.0%	$2,441,051	2.80%	$102.05	$2,491,175	$104.73	$2,556,436
13-24	12.1%	1,416,396	2.88%	$102.75	1,455,363	$104.09	1,474,265
25-36	18.6%	2,178,021	2.70%	$102.83	2,239,713	$103.73	2,259,330
37-48	31.1%	3,670,357	2.45%	$102.99	3,779,949	$103.14	3,785,525
49-60	7.8%	924,273	2.52%	$102.40	946,424	$103.07	952,691
61-72	8.5%	989,371	2.89%	$102.44	1,013,532	$103.81	1,027,066
73-84	0.8%	95,024	2.67%	$102.36	97,267	$103.15	98,022
109-120	0.1%	3,143	3.04%	$101.65	3,195	$103.63	3,257
Total ARMS and Agency CRTs	100.0%	$11,717,636	2.67%	$102.64	$12,026,618	$103.75	$12,156,592

As of December 31, 2015, our investment portfolio included adjustable-rate MBS and agency CRT securities as follows:

Months to Reset	% of ARM Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
0-12	17.7%	$2,257,422	2.84%	$101.95	$2,301,436	$105.30	$2,377,014
13-24	10.9%	1,405,584	2.69%	$102.75	1,444,298	$104.41	1,467,597
25-36	12.6%	1,626,999	2.87%	$102.67	1,670,489	$104.03	1,692,591
37-48	35.8%	4,679,280	2.50%	$103.03	4,821,273	$102.70	4,805,462
49-60	10.0%	1,311,237	2.43%	$102.47	1,343,689	$102.10	1,338,716
61-72	7.6%	986,205	2.95%	$102.39	1,009,803	$102.96	1,015,398
73-84	5.1%	670,062	2.73%	$102.28	685,338	$102.11	684,191
109-120	0.3%	32,772	2.85%	$101.72	33,337	$101.73	33,338
Total ARMS and Agency CRTS	100.0%	$12,969,561	2.67%	$102.62	$13,309,663	$103.43	$13,414,307
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

As of March 31, 2016, excluding any fixed-rate securities, the ARMs underlying our adjustable rate MBS had fixed interest rates for an average period of approximately 33 months after which time the interest rates reset and become adjustable annually.  At March 31, 2016, 90.0% of our ARMs were still in their initial fixed-rate period and 10.0% of our ARMs have already reached their initial reset period and will reset annually for the life of the security.  At March 31, 2016, an additional 11.3% of our ARMs will reach the end of their initial fixed-rate period in the next 12 months.

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

Fixed-rate securities

In addition to adjustable-rate securities, we also invest in fixed-rate securities.  Until late 2015, all of our fixed-rate MBS purchased to date had been 10-year and 15-year amortizing fixed rate securities.  However, at March 31, 2016, we did not own any fixed-rate MBS.  The expected life of a 30-year fixed-rate MBS typically ranges from 4.5 to 7 years depending on market conditions.  The following table details our fixed rate portfolio at December 31, 2015.

Wtd. Avg. Months to Maturity	% of Fixed-Rate Portfolio	Current Face Value (1)	Weighted Avg. Coupon (2)	Wtd. Avg. Amortized Purchase Price (3)	Amortized Cost (4)	Weighted Avg. Market Price (5)	Market Value (6)
349-360	100.0%	965,972	3.50%	$104.09	1,005,458	$103.24	997,310
Total Fixed-Rate	100.0%	$965,972	3.50%	$104.09	$1,005,458	$103.24	$997,310
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

The following table shows MBS forward purchases as of March 31, 2016.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$173,605	$177,117	$178,699	$1,582
Fixed-rate TBA dollar roll securities	3,617,000	3,739,204	3,757,772	18,568
Total MBS purchase commitments	$3,790,605	$3,916,321	$3,936,471	$20,150

The following table shows MBS forward purchases as of December 31, 2015.

	Face	Cost	Fair Market Value	Net Asset (Liability)
ARMs - originators	$145,246	$147,749	$147,914	$165
Fixed-rate TBA dollar roll securities	2,655,000	2,736,748	2,704,375	(32,373)
Total MBS purchase commitments	$2,800,246	$2,884,497	$2,852,289	$(32,208)

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

As of March 31, 2016, we own mortgage loans held for investment with a fair value of $361,615, of which $209,418 are held in the securitization trust. See Note 6 of our consolidated financial statements included in this report for further information, including activity rollforwards and portfolio characteristics.

Mortgage Servicing Rights

In the third quarter of 2015, and in conjunction with our acquisition of Pingora, we began investing in MSR.  To date, all of our MSR relate to agency mortgage loans.  As of March 31, 2016, we own MSR with a fair value of $316,176.  The following table provides further information regarding our MSR portfolio:

Underlying Loan Balances by Investor	UPB
Fannie Mae	$14,509,592
Freddie Mac	5,495,212
Ginnie Mae	11,033,653
Other	5,691
$31,044,148

Average Loan Size	$243

Weighted Average Coupon	3.99%
<=3.5	11%
3.5-4.0	45%
4.0-4.5	38%
>4.5%	6%

Average Loan-to-Value Ratio	82%

Average FICO Score	734

Liabilities

We have entered into repurchase agreements to finance most of our securities.  Our repurchase agreements are secured by our securities and bear interest at rates that have historically moved in close relationship to LIBOR.  As of March 31, 2016, we had established 36 borrowing relationships with various investment banking firms and other lenders.  We had an outstanding balance under our repurchase agreements at March 31, 2016 of $11.4 billion with 26 counterparties.  We had an outstanding balance of $13.4 billion at December 31, 2015 with 25 different counterparties.

During the third quarter of 2015, we began funding a portion of our securities with Federal Home Loan Bank of Atlanta (the “FHLB”) advances and a portion of our mortgage loans with warehouse lines of credit, as discussed further under “Liquidity Sources—Borrowings.”  At March 31, 2016, we had $63,615 of borrowings outstanding under warehouse lines of credit, which are collateralized by the mortgage loans financed thereon.  The $14,132 of borrowings outstanding with the FHLB as of December 31, 2015 was repaid in January 2016.  Based on the current status of Federal Housing Finance Agency(“FHFA”) rulemaking, we will be required to surrender our membership in the FHLB in 2016.  We do not expect the new regulations to materially adversely affect our core business and operations.

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

As of March 31, 2016, we had 21 interest rate swap agreements with 8 counterparties to hedge (on an economic basis) a benchmark interest rate – LIBOR.  This portfolio of hedges is designed to lock in funding costs for specific funding activities associated with specific assets as a way to realize attractive net interest margins.  This hedging strategy incorporates an assumed prepayment schedule, which, if not realized, will cause our results to differ from expectations.  These swap agreements provide for fixed interest rates indexed off of one-month LIBOR and effectively fix the floating interest rates on $4.0 billion of borrowings under our repurchase agreements.  We also use Eurodollar Futures Contracts (“Futures Contracts”), which are based on three month LIBOR, as part of our strategy to mitigate interest rate risk.  The effective notional amounts and rates of our interest rate swaps and Futures Contracts as of March 31, 2016 were as follows:

Effective Dates	Wtd.-Avg. Futures Contract Notional	Wtd.-Avg. Futures Contracts Rate	Wtd.-Avg. Swap Notional	Wtd.-Avg. Swap Rate	Total	Wtd.-Avg. Rate
2Q 2016	9,147,000	1.69%	3,800,000	0.92%	12,947,000	1.46%
3Q 2016	8,146,000	1.92%	3,200,000	0.91%	11,346,000	1.64%
4Q 2016	8,020,000	2.17%	2,600,000	0.90%	10,620,000	1.86%
2017	7,256,750	2.76%	1,125,000	0.90%	8,381,750	2.51%
2018	5,771,000	3.28%	50,000	0.96%	5,821,000	3.26%
2019	2,317,250	3.33%	-	-	2,317,250	3.33%
2020	1,257,250	4.02%	-	-	1,257,250	4.02%
2021	292,000	3.98%	-	-	292,000	3.98%

If the rates on our repurchase agreements do not move in tandem with LIBOR, we will be less effective at fixing this cost and our results will differ from expectations.

We also enter into swaptions as a method to offset a portion of the volatility in the value of our interest-earning portfolio.  As of March 31, 2016, we had four interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$6,813	$6	4	$2,000,000	3.35%	3 month LIBOR	6

As of December 31, 2015, we had six interest rate swaptions outstanding:

	Options			Underlying Swaps
Swaptions	Original Cost	Fair Value	Wtd. Avg. Months to Expiration	Notional	Wtd. Avg. Fixed Pay Rate	Receive Rate	Wtd. Avg. Term (Years)
Fixed payer	$10,813	$727	6	$3,065,000	3.23%	3 month LIBOR	6

Two of the swaps held as of December 31, 2015 expired during the first quarter of 2016.

Summary Financial Data

The following table includes non-GAAP financial measures.  See the section on non-GAAP measures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	(Unaudited)
	Three Months Ended March 31
	2016	2015
Statement of Income Data
Total interest income	$71,137	$87,117
Total interest expense	(22,746)	(27,314)
Net interest margin	48,391	59,803

Other income (loss):
Servicing income	18,882	-
Management fee income	1,400	-
Net realized gain (loss) on sale of securities	4,287	16,453
Net gain (loss) on mortgage loans, MSR and other	(34,189)	244
Net gain (loss) on derivative instruments	(92,494)	(102,785)
Total other loss	(102,114)	(86,088)

Expenses:
Servicing expenses	(2,665)	-
Securitization deal costs	(72)	-
Other operating expenses	(14,705)	(8,250)
Total expenses	(17,442)	(8,250)

Net income (loss)	(71,165)	(34,535)
Dividends on preferred stock	(5,480)	(5,481)
Net income (loss) available to common shareholders	$(76,645)	$(40,016)

Comprehensive income (loss) available to common shareholders	$(41,965)	$48,697

Earnings (loss) per share of common stock, basic and diluted	$(0.81)	$(0.41)

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.44)	$0.50

Weighted average shares outstanding, basic and diluted	94,850,791	96,783,199

Dividends per common share	$0.45	$0.50

Selected Balance Sheet Data
Interest-earning portfolio	$12,518,207	$17,048,305
Total assets	$14,094,505	$18,036,268
Borrowings	$11,543,519	$15,108,538
Shareholders' equity	$2,045,371	$2,422,142

Key Statistics (1)
Average interest-earning portfolio	$13,708,102	$17,049,114
Average borrowings	$12,588,970	$15,482,427
Average equity	$2,099,287	$2,442,640
Average interest-earning portfolio yield (2)	2.06%	2.03%
Average cost of funds (3)	0.72%	0.71%
Interest rate spread (4)	1.34%	1.32%
TBA dollar roll income	$17,602	$23,155
Average TBA dollar roll position	$3,294,832	$4,027,774
Average interest-earning yield, including TBA dollar roll income (5)	2.08%	2.08%
Effective interest expense (6)	$45,411	$42,792
Effective cost of funds (6)	1.44%	1.11%
Effective net interest margin (7)	$43,328	$67,480
Effective interest rate spread (8)	0.64%	0.97%
Core earnings (9)	$35,894	$53,749
Core earnings per share, basic and diluted (9)	$0.38	$0.56
Average annual securities portfolio repayment rate (10)	20.84%	21.04%
Debt to equity (at period end) (11)	5.6:1	6.2:1
Debt to paid-in capital (at period end) (12)	4.2:1	5.5:1
Effective debt to equity (at period end) (13)	7.4:1	8.1:1

(1)	The averages presented herein are computed from our books and records, using daily weighted values. Percentages are annualized, as appropriate.
(2)	Average portfolio yield was calculated by dividing our interest income on MBS, net of premium amortization, by our average MBS.
(3)	Average cost of funds was calculated by dividing our total interest expense (including hedges) by the sum of our average borrowings outstanding for the period.
(4)	Interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
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

(13)

Our effective debt to equity ratio was calculated the same as our debt to equity ratio other than to include our off-balance sheet TBA dollar roll liability at period end in the numerator.  Our off-balance sheet TBA dollar roll liability was $3,849,083 and $4,455,020 as of March 31, 2016 and 2015, respectively.

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

We define core earnings as our effective net interest margin (as defined above) plus MSR income net of amortization, management fee income and gain from mortgage loans held for sale, less adjusted operating expenses (which exclude transaction costs, amortization of intangible assets and change in representation and warranty reserve) and dividends on preferred stock.

Amortization on MSR represents the portion of the change in MSR fair value that is attributable to the realization of cash flows, and is a non-GAAP measure because we account for MSR at fair value, not at amortized cost.

We believe that our presentation of effective interest expense, effective net interest margin and core earnings provide a better basis for understanding our results of operations.

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

Overview

The performance of our investments are significantly affected by the actions of large central banks, primarily the U.S. Federal Reserve.  Due to economic conditions in the United States and abroad, the U.S. Federal reserve has taken actions to keep U.S. interest rates at extraordinarily low levels for a significant amount of time.  Uncertainty around the timing and amount of increases has influenced our decisions regarding our strategy in two primary ways.  First, we have focused on diversifying into new asset classes that are either less sensitive to interest rates in general or will perform well in times of rising rates.  Second, we have been decreasing our leverage so that increases in rates will have less impact on our results.

During 2015, we made substantial progress in our efforts to diversify our investment portfolio to include jumbo ARM whole mortgage loans and MSR.  As of March 31, 2016, the UPB and the fair value of our mortgage loans held for investment were $353.5 million and $361.6, respectively, inclusive of mortgage loans held by a consolidated financing entity (“CFE”).  In December 2015, we completed our first securitization of jumbo whole loans.  We retained approximately 75% of the beneficial interests issued by the securitization trust, thereby retaining the credit exposure therein within our portfolio.  See Note 6 of our consolidated financial statements, contained in this report, for further information regarding whole mortgage loans owned as of March 31, 2016 and December 31, 2015.

In August 2015, our wholly owned subsidiary, Wind River TRS LLC, purchased Pingora, a specialized asset manager focused on investing in new-production performing MSR and master-servicing residential mortgage loans sourced primarily from direct, ongoing relationships with loan originators.  PAM is a registered investment advisor and PLS is an approved servicer with Fannie Mae, Freddie Mac and Ginnie Mae that is managed by PAM.  Pingora currently manages an MSR portfolio of approximately $78 billion UPB including approximately $47 billion UPB managed for unrelated third-party investors.

In conjunction with our acquisition of Pingora, we began investing in MSR.  As of March 31, 2016 we have investments in MSR with a fair value of $316.2 million.  Over time, we expect that incorporating MSR into our investment portfolio will benefit us in several ways, including further improvement to the risk profile of our balance sheet by providing an income generating asset with a fair value that is inversely correlated to interest rates and our interest-earning portfolio.  See Note 7 of our consolidated financial statements, contained in this report, for further information.

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

Our summarized results of operations for the three month periods ended March 31, 2016 and 2015, along with related key metrics, were as follows:

Comprehensive Income

	Three Months Ended
	March 31
	2016	2015	Change

Total interest income	$71,137	$87,117	-18%
Interest expense	(22,746)	(27,314)	17%
Net interest margin	48,391	59,803	-19%

Other income (loss):
Servicing income	18,882	-	NM
Management fee income	1,400	-	NM
Net realized gain on sale of securities	4,287	16,453	-74%
Net gain (loss) on mortgage loans, MSR and other	(34,189)	244	NM
Net loss on derivative instruments	(92,494)	(102,785)	10%
Total other loss	(102,114)	(86,088)	-19%

Expenses:
Servicing expenses	(2,665)	-	NM
Securitization deal costs	(72)	-	NM
Operating expenses	(14,705)	(8,250)	-78%
Total expenses	(17,442)	(8,250)	-111%

Net loss	(71,165)	(34,535)	-106%
Dividends on preferred stock	(5,480)	(5,481)	0%
Net loss available to common shareholders	$(76,645)	$(40,016)	-92%

Loss per share of common stock, basic and diluted	$(0.81)	$(0.41)	-95%

Other comprehensive income	$34,680	$88,713	-61%

Comprehensive income (loss) available to common shareholders	$(41,965)	$48,697	-186%

Comprehensive income (loss) per share available to common shareholders, basic and diluted	$(0.44)	$0.50	-188%

Core earnings	$35,894	$53,749	-33%

Core earnings per share, basic and diluted	$0.38	$0.56	-32%

Weighted average shares outstanding	94,850,791	96,783,199	-2%

1Q16 vs. 1Q15

Comprehensive income decreased due primarily to:

•

Declines in the value of our hedging instruments (primarily our Futures Contracts) well in excess of increases in the fair value of our investment portfolio, driven by our higher hedge ratio in 1Q16. The higher hedge ratio was driven by our 1Q16 actions to defensively position our balance sheet, as discussed in “Overview” above; and

•	Lower core earnings.

Core earnings decreased due primarily to:

•	Lower effective net interest margin, driven by lower average portfolio yield, including TBA dollar roll income, stemming from:
o	The decline in the average size of our interest-earning assets portfolio, including our off-balance sheet TBA dollar roll assets;
o	A notable increase in our effective cost of funds, due to higher short-term interest rates and our higher hedge ratio from defensive positioning of our balance sheet; and
o	Higher expenses.

These decreases to core earnings were partially offset by:

•	Incremental core earnings from MSR investments.

Each of these factors is discussed further below.

Total Interest Income

	Three Months Ended
	March 31
	2016	2015	Change
Gross interest income	$90,080	$114,233	-21%
Net premium amortization on MBS	(18,943)	(27,116)	-30%
Total interest income	$71,137	$87,117	-18%

Average interest-earning portfolio	$13,708,102	$17,049,114	-20%
Weighted-average coupon on securities	2.67%	2.74%	-3%
Average interest-earning portfolio yield	2.06%	2.03%	2%
Average annual securities portfolio repayment rate	20.84%	21.04%	27%

The major drivers of our interest income are the coupons on our interest-earning investments, the size of our interest-earning portfolio, and the rate of principal repayments.  The following are key components of the change between periods:

1Q16 vs. 1Q15

Total interest income decreased due primarily to:

•	The smaller average size of our interest-earning portfolio.

Interest Expense

	Three Months Ended
	March 31
	2016	2015	Change
Borrowings	$21,370	$13,847	54%
Swaps settlements and amortization	-	29	-100%
Reclassification of deferred hedge loss	1,376	13,438	-90%
Interest expense	$22,746	$27,314	-17%

Effective interest expense	$45,411	$42,792	6%

Average borrowings	$12,588,970	$15,482,427	-19%
Average rate on borrowings	0.68%	0.36%	90%
Average cost of funds	0.72%	0.71%	1%
Effective cost of funds	1.44%	1.11%	30%

The costs of financing we incur are primarily affected by the amount of our borrowings, the interest rates on those borrowings and the degree to which we hedge those rates.  See “Reconciliations of Non-GAAP Measures” below for a reconciliation of interest expense to effective interest expense.  The following are key components of the change between periods:

1Q16 vs. 1Q15

Interest expense decreased due primarily to:

•	Lower average borrowings; and
•	The lower amount of deferred swap losses reclassified to interest expense in the current period, due to the runoff of the underlying swaps.

Partially offset by:

•	Substantially higher interest rates on our borrowings, which increased due to higher short-term interest rates and lenders’ expectations of further rate increases.

Effective interest expense increased due primarily to:

•	The substantially higher average rate of our borrowings, as described in the explanations of interest expense; and
•	Carrying a higher hedge ratio as a result of portfolio actions taken to position the portfolio for a rising rate environment.

These increases in effective interest expense were partially offset by:

•

Lower average monthly net settlements on interest rate swaps in excess of higher losses on maturities of Futures Contracts, consistent with the continued run-off of our swap portfolio and our increased use of Futures Contracts.

Net Interest Margin and Interest Rate Spread

	Three Months Ended
	March 31
	2016	2015	Change
Net interest margin	$48,391	$59,803	-19%
Effective net interest margin	$43,328	$67,480	-36%

Average interest-earning portfolio yield	2.06%	2.03%	2%
Average cost of funds	0.72%	0.71%	1%
Average interest rate spread	1.34%	1.32%	2%

Average interest-earning portfolio yield, including TBA dollar roll income	2.08%	2.08%	0%
Effective cost of funds	1.44%	1.11%	30%
Effective interest rate spread	0.64%	0.97%	-34%

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

Other Income (Loss)

	Three Months Ended
	March 31
	2016	2015	Change
Other income (loss):
Servicing income	$18,882	$-	NM
Management fee income	1,400	-	NM
Net realized gain on sale of securities	4,287	16,453	-74%
Net gain on mortgage loans	2,607	244	968%
Net loss on mortgage servicing rights	(38,111)	-	NM
Net loss on derivative instruments	(92,494)	(102,785)	-10%
Net miscellaneous gains and losses	1,315	-	NM
Total other loss	$(102,114)	$(86,088)	19%

Our other income (loss) has historically consisted of realized gains and losses on our securities and realized and unrealized gains and losses on derivative instruments.  Beginning in the third quarter of 2015, other income also includes our earnings from MSR investments and other revenues from Pingora.  With our election of the fair value option of accounting for mortgage loans in late 2014, and this same election for MSR and certain securities in 2015, fair value adjustments on these investments have become meaningful components of other income as well.  Realized gains and losses on sale of securities and fair value adjustments on investments and derivatives tend to be uneven, varying with interest rates and other market movements and/or management actions to re-position our portfolio.  The values of MSR and our derivative instruments are positively correlated with movements in interest rates, such that changes therein should serve to partially hedge changes in the value of our interest-earning portfolio. See Note 10 of our consolidated financial statements for further detail of the net loss on derivative instruments.  The following are key components of the change in other income loss between periods:

1Q16 vs. 1Q15

Other loss increased due primarily to:

•	The loss on the fair value of our MSR investments, which resulted from the decline in interest rates during 1Q16;
•	Net realized and unrealized losses on our Futures Contracts were $(150,991) and $(123,883) for 1Q16 and 1Q15, respectively, driven by the larger decline in interest rates during 1Q16; and
•	Lower gains from sales of securities.

This loss was partially offset by:

•

Our TBA dollar roll securities generated a net gain of $70,591 in 1Q16, including TBA dollar roll income of $17,602.  During 1Q15, our TBA dollar roll securities generated a net gain of $44,101, including TBA dollar roll income of $23,155.  Our average TBA dollar roll position was approximately $3.3 billion for 1Q16, down from approximately $4.0 billion for 1Q15.  Higher gains on dollar rolls were driven by the larger decline in interest rates during 1Q16 than in 1Q15;

•	Servicing income from our investments in MSR; and
•	A decline in monthly net payments under interest rate swaps from $(21,423) in 1Q15 to $(5,411) in 1Q16, due to continued runoff of our swap portfolio.

Expenses

We attempt to efficiently manage our expenses as they directly affect our return on investment.  Our total expenses have grown in recent years due to initiatives to diversify our investment portfolio, as illustrated by the following:

	Three Months Ended
	March 31
	2016	2015	Change
Management fee	$3,982	$4,095	-3%
Share-based compensation	1,293	1,045	24%
Servicing expenses	2,665	-	NM
General and administrative	9,430	3,110	203%
Securitization deal costs	72	-	NM
Total	$17,442	$8,250	111%

Average equity	$2,099,287	$2,442,640	-14%
Expenses as a percentage of average equity, annualized	3.32%	1.35%	146%

Expenses by Asset Class:
Agency	$8,841	$7,585	17%
Non-Agency	841	665	26%
MSR	7,760	-	NM
Total	$17,442	$8,250	111%

1Q16 vs. 1Q15

Expenses increased due primarily to:

•	Expenses of Pingora, which was acquired on August 31, 2015 (i.e. the MSR asset class in the table above), including substantially all our servicing expenses; and
•	Transaction costs of $937 in 1Q16 associated with the pending merger with Annaly.

Reconciliations of Non-GAAP Measures

The reconciliation of core earnings and effective net interest margin to their nearest comparable GAAP measure, net interest margin, is as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016	2015
Net interest margin	$48,391	$59,803
Reclassification of deferred swap losses included in interest expense	1,376	13,438
Interest rate swaps – monthly net settlements	(5,411)	(21,423)
Losses on maturing Futures Contracts	(18,630)	(7,493)
TBA dollar roll income	17,602	23,155
Effective net interest margin	43,328	67,480
Servicing income, net of amortization (1)	11,770	-
Management fee income	1,400	-
Net gain on mortgage loans held for sale (2)	742	-
Net operating revenue	57,240	67,480
Total expenses (3)	(15,866)	(8,250)
Dividends on preferred stock	(5,480)	(5,481)
Core earnings	$35,894	$53,749

(1) Reduced by $(7,112) of MSR fair value change that represents estimated amortization of the MSR asset for the three months ended March 31, 2016.

(2) Excludes gain on mortgage loans held for investment of $1,865 for the three months ended March 31, 2016.

(3) Excludes ($1,009) of transaction expenses and ($567) of amortization of intangible assets for the three months ended March 31, 2016.

The reconciliation of effective interest expense to its nearest comparable GAAP measure, interest expense, along with their respective cost of funds measures, is as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016		2015
	Amount	% (1)	Amount	% (1)
Interest expense and cost of funds	$22,746	0.72%	$27,314	0.71%
Reclassification of deferred swap losses included in interest expense	(1,376)	-0.04%	(13,438)	-0.35%
Interest rate swaps – monthly net settlements	5,411	0.17%	21,423	0.56%
Losses on maturing Futures Contracts	18,630	0.59%	7,493	0.19%
Effective interest expense and effective cost of funds	$45,411	1.44%	$42,792	1.11%

Average borrowings	$12,588,970		$15,482,427

(1) Dollar amount on an annualized basis as a percentage of average borrowings.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of March 31, 2016:

	March 31, 2016
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$10,669,354	0.66%	$3,982	$10,673,336
31 days to 3 months	500,000	0.90%	1,007	501,007
91 days to 6 months	250,000	0.79%	645	250,645
	$11,419,354	0.67%	$5,633	$11,424,987

In addition, we had contractual commitments under interest rate swap agreements as of March 31, 2016.  These agreements were for a total notional amount of $4.0 billion, had a weighted-average rate of 0.92% and a weighted average term of 11 months.

From time to time we may make forward commitments to purchase agency securities.  The commitments generally require physical settlement with the sellers on settlement date, usually between 30 and 90 days from the date of trade.  We purchase ARM TBA contracts and fixed-rate TBA contracts from dealers.  ARM TBA contracts are not a frequently-traded security and are generally used to acquire MBS for the portfolio.  Fifteen-year fixed TBA securities are a highly liquid security, and may be physically settled, net settled or traded as an investment.  Fifteen-year TBA contracts may also be financed in the dollar roll market.  We also purchase ARM agency securities and mortgage loans directly from loan originators.  Such purchase commitments are entered into on a “best-efforts” basis, which allows for the fact that such originators cannot guarantee that the loans in their pipelines (or the resulting agency securities such loans will be packaged into, if applicable) will actually come to fruition.  As of March 31, 2016, we had the following contractual obligations related to such forward purchases of investments:

	Face / UPB	Cost	Fair Market Value	Due to Brokers / Originators
ARMs - originators	$173,605	$177,117	$178,699	$177,117
Fixed-rate TBA dollar roll securities	3,617,000	3,739,204	3,757,772	3,849,083
Whole mortgage loans	14,010	14,003	14,054	14,003
Total purchase commitments	$3,804,615	$3,930,324	$3,950,525	$4,040,203

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of March 31, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

As described in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report, PLS has been determined to be a variable interest entity (“VIE”) and is structured into silos (separate pools of assets and liabilities).  Owners of variable interests in a given PLS silo are entitled to all of the returns and risk of loss on the investments and operations in that silo and have no substantive recourse to assets contained in any other silo.  Our consolidated financial statements exclude a PLS silo in which we have no variable interest.

As of March 31, 2016 and December 31, 2015, we had TBA dollar roll transactions outstanding with cost bases of $3,739,203 and $2,736,748, respectively.  Forward purchase commitments and TBA dollar roll transactions represent off-balance sheet financing.  Pursuant to ASC 815, Derivatives and Hedging, we account for these positions as derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, warehouse lines, dollar roll transactions, and monthly principal and interest payments on our investments.  Subject to restrictions under the Merger Agreement, other sources of funds may include proceeds from debt and equity offerings and asset sales.  Since borrowings under most of our debt facilities are uncommitted, we maintain a large diverse set of counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.  At March 31, 2016, we had uncommitted repurchase facilities with 36 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 26 of these counterparties.  We also have three warehouse lines supporting our whole loan investment activities, as discussed further under “—Liquidity Sources—Borrowings—Warehouse Lines of Credit.”

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

As discussed in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report, the Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants to conduct our business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the merger.  Until the pending merger closes, or the Merger Agreement is terminated, we will be subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisitions and dispositions, among other restrictions.

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

	Average Daily Borrowings	Borrowings at Period End	Highest Daily Borrowing Balance During Quarter	Lowest Daily Borrowing Balance During Quarter
March 31, 2016	$12,604,504	$11,543,519	$13,575,629	$11,519,114
December 31, 2015	13,963,798	13,575,722	14,982,707	13,520,444
September 30, 2015	14,807,631	14,288,113	15,098,710	14,266,407
June 30, 2015	15,071,081	14,993,065	15,273,283	14,961,293
March 31, 2015	15,482,427	15,108,538	15,873,532	14,982,204
December 31, 2014	15,235,739	15,759,831	15,817,877	14,920,959
September 30, 2014	14,806,602	14,920,959	15,034,614	14,607,060
June 30, 2014	15,349,322	15,019,880	15,641,652	15,019,880
March 31, 2014	15,685,392	15,183,457	16,129,683	15,085,150
December 31, 2013	17,464,981	16,129,683	18,832,650	16,119,555
September 30, 2013	21,989,907	18,829,771	23,495,767	18,829,771
June 30, 2013	22,701,463	23,077,252	23,429,222	22,383,758

Repurchase Facilities

With repurchase facilities being an integral part of our financing strategy, and thus our financial condition, full understanding of the repurchase market is necessary to understand the risks and drivers of our business.  For example, we anticipate that, upon repayment of each borrowing under a repurchase agreement, we will use the collateral immediately for borrowing under a new repurchase agreement.  While we have borrowing capacity under our repurchase facilities well in excess of what is required for our operations, these borrowing lines are uncommitted and generally do not provide long-term excess liquidity.  Currently, we have not entered into any committed facilities under which the lender would be required to enter into new repurchase agreements during a specified period of time.  As of March 31, 2016 and December 31, 2015, we had repurchase agreement borrowings outstanding of $11,419,354 and $13,443,883, respectively.  As of March 31, 2016 and December 31, 2015, the weighted-average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount (the haircut), under all our repurchase agreements, was approximately 4.3% and 4.4%, respectively (weighted by borrowing amount).  This rate has remained fairly constant as lending conditions have been relatively stable.

We commonly receive margin calls from our lenders.  We may receive margin calls daily, although we typically receive them once or twice per month.  We receive margin calls under our repurchase agreements for two reasons.  One of these is what is known as a “factor call” which occurs each month when the new factors (amount of principal remaining on the security) are published by the issuing agency, such as Fannie Mae.  The second type of margin call we may receive is a valuation margin call.  Both factor and valuation margin calls occur whenever the total value of our pledged assets drops beyond a threshold amount, which is usually between $100 and $250.  This threshold amount is generally set by each counterparty and does not vary based on the notional amount of the repurchase agreements outstanding with that counterparty.  Both of these margin calls require a dollar for dollar restoration of the margin shortfall.  The total amount of our unpledged cash and cash equivalents, plus any unpledged securities, is available to satisfy margin calls, if necessary.  As of March 31, 2016 and December 31, 2015, we had approximately $0.9 billion and $1.1 billion, respectively in securities, short-term investments, cash and cash equivalents available to satisfy future margin calls.  To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

The following table shows our repurchase agreement counterparty exposure by region as of March 31, 2016:

	Number of Counterparties	Exposure (1)	Exposure as a Percentage of Equity
Asia	5	$94,865	4.6%
Europe	7	$100,566	4.9%
North America	14	$369,946	18.1%
	26	$565,377	27.6%

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

Warehouse Lines of Credit

We maintain three warehouse lines of credit in support of our whole loan investment activities: one related to mortgage loans held for investment and two related to mortgage loans held for sale.  These lines of credit are with three different counterparties.  They expire within one year and are collateralized by mortgage loans that we own.  These borrowings are charged interest at a specified margin over the one-month LIBOR interest rate.  At March 31, 2016, we had $63,615 of borrowings outstanding under our warehouse lines of credit, and $236,385 of unused borrowing capacity under these lines.

If the value of the underlying collateral (as determined by the counterparty) securing these borrowings decreases, we may be subject to margin calls during the period the borrowing is outstanding.  To satisfy these margin calls, we may have to pledge additional collateral or repay portions of the borrowings.

FHLB Advances

During the third quarter of 2015, one of our wholly-owned subsidiaries became a member of the FHLB.  FHLB offers a variety of products and services, including secured advances, which charge interest and a specified margin over the one-month LIBOR interest rate.  At March 31, 2016, we had no borrowings outstanding with the FHLB, and $1 billion of unused borrowing capacity under this facility.  Based on the current status of FHFA rulemaking, we will be required to surrender our membership in the FHLB in 2016.  We have no plans to utilize our FHLB membership beyond January 2016.

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

	Average Daily Dollar Roll Liability	Gross Dollar Roll Liability at Period End	Highest Daily Dollar Roll Balance During Quarter	Lowest Daily Dollar Balance During Quarter
March 31, 2016	$3,294,832	$3,849,083	$3,849,083	$2,714,754
December 31, 2015	2,732,180	2,730,705	2,737,774	2,723,165
September 30, 2015	3,559,674	2,723,165	3,846,630	2,723,165
June 30, 2015	4,307,588	3,846,630	4,455,020	3,846,630
March 31, 2015	4,027,774	4,455,020	4,681,289	3,518,289
December 31, 2014	3,687,748	3,518,289	3,741,918	3,518,289
September 30, 2014	3,257,935	3,718,924	3,718,924	2,961,749
June 30, 2014	3,393,046	2,961,749	3,549,363	2,961,749
March 31, 2014	2,935,689	3,159,801	3,699,859	1,037,879
December 31, 2013	1,275,595	1,037,879	2,134,370	-

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

Subject to restrictions under the Merger Agreement, from time to time, we may sell shares of our common stock, preferred stock, debt securities, depositary shares or warrants under our Registration Statement on Form S-3 (No. 333-204935), which became effective upon filing with the SEC on June 12, 2015, including sales of common stock made in “at the market” offerings.  In an “at the market” offering, sales of the shares of common stock, if any, may be made in private transactions, negotiated transactions or any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or to or through a market maker other than on an exchange.

No shares of common or preferred stock have been issued since 2012 other than shares issued under our equity incentive plans and in connection with our acquisition of Pingora.

Liquidity Uses—Share Buybacks

On June 18, 2013, our board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire up to 10,000,000 shares of our common stock.  During the first quarter of 2016, we repurchased 1,273,625 shares in at-the-market transactions at a total cost of $14,776.  As of March 31, 2016, there is repurchase capacity available under the Repurchase Program of 4,697,645 shares.  Subject to restrictions under the Merger Agreement, we are authorized by our board of directors to repurchase or offer to repurchase shares of common stock under the Repurchase Program and may repurchase additional shares from time to time as liquidity and market conditions permit.

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

We generally seek to borrow (on a recourse basis) between six and 12 times the amount of our shareholders’ equity.  Some of our agreements with our derivative counterparties contain restrictive financial covenants, including covenants limiting our leverage levels, the most restrictive of which provide that if we exceed a leverage ratio of 10 to 1, then we could be declared in default on the applicable derivative obligations.  At March 31, 2016 and December 31, 2015, our total on-balance sheet borrowings were approximately $11.5 billion and $13.6 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 5.6:1 and 6.3:1, respectively.  Our effective leverage ratio (defined as our debt-to-shareholders equity ratio, including the effects of off-balance sheet TBA dollar roll liability) was approximately 7.4:1 and 7.6:1 as of March 31, 2016 and December 31, 2015, respectively.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments (“portfolio value”) and net annual interest margin, at March 31, 2016 and December 31, 2015, assuming a static portfolio.  When evaluating the impact of changes in interest rates on net interest margin, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations.  The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

         March 31, 2016

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	18.17%	0.05%
+ 0.50%	10.13%	0.14%
- 0.50%	(4.15%)	(0.38%)
- 1.00%	(8.27%)	(0.92%)

         December 31, 2015

Change in Interest rates	Percentage Change in Projected Net Interest Margin	Percentage Change in Projected Portfolio Value
+ 1.00%	18.32%	(0.45%)
+ 0.50%	10.86%	(0.17%)
- 0.50%	(2.78%)	(0.04%)
- 1.00%	(4.93%)	(0.24%)

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

The above table quantifies the potential changes in net interest margin and portfolio value, which includes the value of interest rate swaps, interest rate swaptions, and Eurodollars Futures Contracts should interest rates immediately change.  Given the low level of short-term interest rates at March 31, 2016 and December 31, 2015, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs.

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

Based on management’s evaluation as of March 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015 are updated by adding the risk factors below which we are including in this report as a result of our entering into the Merger Agreement on April 10, 2016, as further described above:

Risks Related to the Merger Agreement

There may be unexpected delays in the completion of the merger, or the merger may not be completed at all.

The merger is currently expected to close by the end of the third quarter of 2016, assuming that all of the conditions in the Merger Agreement are satisfied or waived.  The Merger Agreement provides that either we or Annaly, may terminate the Merger Agreement if the merger has not occurred by January 10, 2017.  Certain events may delay the completion of the merger or result in a termination of the Merger Agreement.  Some of these events are outside the control of either party.  In particular, completion of the merger requires the satisfaction of the conditions precedent to consummation of the proposed transaction, including two-thirds of the outstanding shares of our common stock being validly tendered in the exchange offer.  We may incur significant additional costs in connection with any delay in completing the merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the merger will be completed.

Failure to complete the merger in a timely manner or at all could negatively affect our stock price and future business and financial results.

Delays in completing the merger or the failure to complete the merger at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.  If the merger is not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the merger, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock price.

The pendency of the merger could adversely affect our business and operations.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and selling assets, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement.  These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the merger may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for management.

Our shareholders may not receive all consideration in the form elected.

Our shareholders electing to receive either the all-cash consideration or the all-stock consideration in the offer will be subject to proration to ensure that approximately 65.0% of the aggregate consideration in the offer will be paid in shares of Annaly common stock, and approximately 35.0% of the aggregate consideration in the offer will be paid in cash.  Similarly, our shareholders electing to receive either the all-cash consideration or the all-stock consideration in the merger will be subject to proration to ensure that approximately 65.0% of the aggregate consideration in the merger will be paid in shares of Annaly common stock, and approximately 35.0% of the aggregate consideration in the merger will be paid in cash.  Accordingly, some of the consideration a shareholder receives in the offer or the merger may differ from the type of consideration selected and such difference may be significant. This may result in, among other things, tax consequences that differ from those that would have resulted if a shareholder had received solely the form of consideration elected.

Our shareholders who receive Annaly common stock in the offer will become Annaly shareholders.  Annaly common stock may be affected by different factors and Annaly shareholders will have different rights than our shareholders.

Upon consummation of the merger, our shareholders receiving shares of Annaly common stock will become shareholders of Annaly.  Annaly’s business differs from that of our company, and Annaly’s results of operations and the trading price of Annaly common stock may be adversely affected by factors different from those that would affect our results of operations and stock price. In addition, holders of shares of Annaly common stock will have rights as Annaly shareholders that differ from the rights they had as our shareholders before the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 – January 31, 2016	1,273,625	$ 11.58	1,273,625	4,697,645
February 1, 2016 – February 29, 2016	-	$ -	-	4,697,645
March 1, 2016 – March 31, 2016	-	$ -	-	4,697,645
Total	1,273,625	$ 11.58	1,273,625	4,697,645
(1)	During the first quarter of 2016, we repurchased 1,273,625 shares of common stock under the Repurchase Program in at-the-market transactions at a total cost of $14,776.
(2)	Excludes commissions
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, by and among Hatteras Financial Corp., Annaly Capital Management, Inc., and Ridgeback Merger Sub Corporation, dated as of April 10, 2016 (1)
3.1	Bylaws (2)
3.2	First Amendment to the Bylaws (1)
10.1	Amendment to Management Agreement, dated as of April 10, 2016 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (3)
101.SCH XBRL	Taxonomy Extension Schema Document (3)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (3)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (3)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (3)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (3)

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(3)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015 (Derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATTERAS FINANCIAL CORP.
Dated: May 3, 2016	BY:	/s/ KENNETH A. STEELE
Kenneth A. Steele
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, by and among Hatteras Financial Corp., Annaly Capital Management, Inc., and Ridgeback Merger Sub Corporation, dated as of April 10, 2016 (1)
3.1	Bylaws (2)
3.2	First Amendment to the Bylaws (1)
10.1	Amendment to Management Agreement, dated as of April 10, 2016 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS XBRL	Instance Document (3)
101.SCH XBRL	Taxonomy Extension Schema Document (3)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (3)
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (3)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (3)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (3)

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-149314) filed with the SEC on February 20, 2008 and incorporated herein by reference.
(3)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015 (Derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2016.